Form 10-Q
period 2018-09-30
GLATFELTER P H CO
filed 2018-11-06
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒			Accelerated filer	☐
Non-accelerated filer	☐			Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒.

Common Stock outstanding on October 29, 2018 totaled 43,782,109 shares.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

September 30, 2018

Table of Contents

Page	Page

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands, except per share	2018	2017	2018	2017
Net sales	$209,855	$210,120	$636,806	$591,035
Costs of products sold	179,983	172,745	537,073	485,783
Gross profit	29,872	37,375	99,733	105,252
Selling, general and administrative expenses	25,799	27,083	81,915	81,530
Gains on dispositions of plant, equipment and timberlands, net	(249)	(93)	(1,939)	(168)
Operating income	4,322	10,385	19,757	23,890
Non-operating income (expense)
Interest expense	(3,965)	(3,324)	(11,237)	(10,025)
Interest income	147	51	227	209
Other, net	2,253	(387)	1,131	(558)
Total non-operating expense	(1,565)	(3,660)	(9,879)	(10,374)
Income from continuing operations before income taxes	2,757	6,725	9,878	13,516
Income tax provision	3,462	1,680	7,037	4,429
Income (loss) from continuing operations	(705)	5,045	2,841	9,087

Discontinued operations:
Income (loss) before income taxes	(114,656)	9,661	(128,714)	14,422
Income tax provision (benefit)	(19,530)	2,601	(28,361)	5,515
Income (loss) from discontinued operations	(95,126)	7,060	(100,353)	8,907
Net income (loss)	$(95,831)	$12,105	$(97,512)	$17,994

Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.02)	$0.12	$0.06	$0.21
Income (loss) from discontinued operations	(2.17)	0.16	(2.29)	0.20
Basic earnings (loss) per share	$(2.19)	$0.28	$(2.23)	$0.41

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.02)	$0.11	$0.06	$0.21
Income (loss) from discontinued operations	(2.17)	0.16	(2.29)	$0.20
Diluted earnings (loss) per share	$(2.19)	$0.27	$(2.23)	$0.41

Cash dividends declared per common share	$0.13	$0.13	$0.39	$0.39

Weighted average shares outstanding
Basic	43,792	43,617	43,754	43,601
Diluted	43,792	44,182	43,754	44,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

09.30.18 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands	2018	2017	2018	2017
Net income (loss)	$(95,831)	$12,105	$(97,512)	$17,994
Foreign currency translation adjustments	(3,217)	16,559	(23,693)	50,128
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes
of $(582), $111, $(1,718) and $2,031, respectively	1,616	(1,514)	4,363	(6,111)
Unrecognized retirement obligations, net of taxes
of $(1,932), $(1,340), $(3,874) and $(4,018), respectively	21,572	2,285	27,668	6,838
Other comprehensive income	19,971	17,330	8,338	50,855
Comprehensive income (loss)	$(75,860)	$29,435	$(89,174)	$68,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

09.30.18 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30	December 31
In thousands	2018	2017
Assets
Cash and cash equivalents	$234,070	$116,219
Accounts receivable, net	117,584	110,586
Inventories	170,986	136,201
Prepaid expenses and other current assets	30,245	32,013
Current assets held for sale	188,322	189,952
Total current assets	741,207	584,971

Plant, equipment and timberlands, net	497,568	515,183
Goodwill	79,882	82,744
Intangible assets, net	53,444	58,859
Other assets	106,943	81,127
Noncurrent assets held for sale	271,731	407,911
Total assets	$1,750,775	$1,730,795

Liabilities and Shareholders' Equity
Current portion of long-term debt	$10,904	$11,298
Accounts payable	103,432	113,212
Dividends payable	5,696	5,678
Environmental liabilities	26,000	28,500
Other current liabilities	74,203	75,668
Current liabilities held for sale	110,163	112,820
Total current liabilities	330,398	347,176

Long-term debt	635,406	470,098
Deferred income taxes	56,599	83,571
Other long-term liabilities	80,946	79,649
Long-term liabilities held for sale	40,480	41,373
Total liabilities	1,143,829	1,021,867

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	64,329	62,594
Retained earnings	856,118	948,411
Accumulated other comprehensive loss	(154,635)	(140,675)
	766,356	870,874
Less cost of common stock in treasury	(159,410)	(161,946)
Total shareholders’ equity	606,946	708,928
Total liabilities and shareholders’ equity	$1,750,775	$1,730,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

09.30.18 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30
In thousands	2018	2017
Operating activities
Net income (loss)	$(97,512)	$17,994
(Income) loss from discontinued operations, net of tax benefits	100,353	(8,907)

Adjustments to reconcile to net cash provided by continuing operations:
Depreciation, depletion and amortization	34,731	30,276
Amortization of debt issue costs and original issue discount	870	868
Deferred income tax benefit	(5,466)	(1,233)
Gains on dispositions of plant, equipment and timberlands, net	(1,939)	(168)
Share-based compensation	4,594	4,331
Change in operating assets and liabilities
Accounts receivable	(10,421)	(16,125)
Inventories	(40,314)	(4,051)
Prepaid and other current assets	(2,935)	(3,280)
Accounts payable	(2,019)	6,099
Accruals and other current liabilities	3,768	(2,756)
Other	78	(2,547)
Net cash (used) provided by operating activities from continuing operations	(16,212)	20,501

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(32,155)	(57,978)
Proceeds from disposals of plant, equipment and timberlands, net	2,073	209
Other	(68)	(100)
Net cash used by investing activities from continuing operations	(30,150)	(57,869)

Financing activities
Net borrowings under revolving credit facility	174,761	96,534
Repayment of term loans	(8,373)	(6,947)
Payments of dividends	(17,064)	(16,805)
Payments related to share-based compensation awards and other	(1,008)	(128)
Net cash provided by financing activities from continuing operations	148,316	72,654
Effect of exchange rate changes on cash	(3,931)	5,448
Net increase in cash and cash equivalents	98,023	40,734
Change in cash and cash equivalents from discontinued operations	19,828	(11,891)
Cash and cash equivalents at the beginning of period	116,219	55,444
Cash and cash equivalents at the end of period	$234,070	$84,287

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$7,213	$6,521
Income taxes, net	11,001	7,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

09.30.18 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION

P. H. Glatfelter Company and subsidiaries is a leading global supplier of high-quality, innovative and customizable solutions found in tea and single-serve coffee filtration, personal hygiene and packaging products as well as home improvement and industrial applications. We are headquartered in York, PA, and operate facilities in the United States, Canada, Germany, France, the United Kingdom and the Philippines. We have sales and distribution offices in the U.S., Europe, Russia and China and our products are marketed worldwide, either directly to customers or through brokers and agents. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to P. H. Glatfelter Company and subsidiaries unless the context indicates otherwise.

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

Discontinued Operations The results of operations for our Specialty Papers Business Unit have been classified as discontinued operations for all periods presented in the condensed consolidated statements of income. In addition, the related assets and liabilities of this business unit have been classified as held for sale in the condensed consolidated balance sheets for all periods presented.

Reclassification   As a result of adopting the provisions of Accounting Standards Update (“ASU”) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Cost we reclassified certain amounts of periodic benefit expense for previously reported periods from Cost of products sold and Selling, general and administrative expense to Non-operating Expense.

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

Our revenue is earned primarily from the manufacture and sale of engineered materials (“product sales”).  Revenue is earned pursuant to contracts, supply agreements and other arrangements with a wide variety of customers. Our performance obligation is to produce a specified product according to technical specifications and, in substantially all instances, to deliver the product. Revenue from product sales is earned at a point in time. We recognize revenue on product sales when we have satisfied our performance obligation and control of the product has passed to the customer thereby entitling us to payment. With respect to substantially all arrangements for product sales, this is deemed to occur when title transfers in accordance with specified shipping terms.

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

GLATFELTER

09.30.18 Form 10-Q

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU will require organizations such as us that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will be effective for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We are in the process of assessing the impact this standard will have on us and expect to follow a modified retrospective method provided for under the standard. The adoption of this standard is not expected to have a material impact on our results of operations.

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

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” that changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. Under the new guidance, an allowance is recognized based on an estimate of expected credit losses. This standard is effective for us in the first quarter of 2020 and must be adopted using a modified retrospective approach. We are currently assessing the impact this standard may have on our results of operations and financial position.

3.	ACQUISITION

On October 1, 2018, we completed our acquisition of Georgia-Pacific’s European nonwovens business (the “GP Business”) for $186 million including a working capital adjustment and subject to customary post-closing purchase price adjustments.

The acquisition consisted of Georgia-Pacific’s operations located in Steinfurt, Germany, along with sales offices located in France and Italy.  The Steinfurt facility produces high-quality airlaid products for the table-top, wipes, hygiene, food pad, and other nonwoven materials markets, competing in the marketplace with nonwoven technologies and substrates, as well as other materials focused primarily on consumer based end-use applications.  The facility is a state-of-the-art, 32,000-metric-ton-capacity manufacturing facility that employs approximately 220 people. Steinfurt’s results will be reported prospectively from the acquisition date as part of our Advanced Airlaid Materials business unit.

In 2017, the GP Business had net sales of $99 million.  We financed the transaction through a combination of cash on hand and borrowings under our revolving credit facility.  We have not provided the additional disclosure requirements required under ASC No. 805 “Business Combinations” as it was deemed impractical to do so considering the recent timing of the transaction.

4.	REVENUE

The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended September 30		Nine months ended September 30
In thousands	2018	2017	2018	2017
Composite Fibers
Food & beverage	$68,534	$66,539	$209,117	$194,575
Wallcovering	26,135	28,365	82,056	76,993
Technical specialties	20,615	21,309	63,182	56,692
Composite laminates	10,544	10,558	28,902	28,652
Metallized	13,348	15,578	40,450	43,678
	139,176	142,349	423,707	400,590
Advanced Airlaid Materials
Feminine hygiene	46,054	46,623	141,464	133,550
Specialty wipes	11,104	8,899	29,366	21,941
Adult incontinence	5,036	3,761	14,658	10,625
Home care	4,009	3,715	11,911	9,642
Other	4,476	4,773	15,700	14,687
	70,679	67,771	213,099	190,445

TOTAL	$209,855	$210,120	$636,806	$591,035

	Three months ended September 30		Nine months ended September 30
In thousands	2018	2017	2018	2017
Composite Fibers
Europe, Middle East and Africa	$87,870	$91,944	$274,442	$259,532
Americas	30,205	26,198	83,245	76,734
Asia Pacific	21,101	24,207	66,020	64,324
	139,176	142,349	423,707	400,590

Advanced Airlaid Materials
Europe, Middle East and Africa	35,283	36,025	107,416	98,158
Americas	34,899	31,297	104,027	91,229
Asia Pacific	497	449	1,656	1,058
	70,679	67,771	213,099	190,445

TOTAL	$209,855	$210,120	$636,806	$591,035

GLATFELTER

09.30.18 Form 10-Q

5.	DISCONTINUED OPERATIONS

On October 31, 2018, we completed the previously announced sale of our Specialty Papers Business Unit on a cash free and debt free basis to Pixelle Specialty Solutions LLC, an affiliate of Lindsay Goldberg (the “Purchaser”) for $360 million.  Cash proceeds from the sale were approximately $323 million in cash reflecting estimated purchase price adjustments as of the closing date and the assumption by the Purchaser of approximately $38 million in retiree healthcare liabilities. In addition, the Purchaser assumed approximately $220 million of pension liabilities relating to Specialty Papers’ employees and will receive approximately $270 million of related assets from the Company’s existing pension plan.

In connection with the sale of Specialty Papers, we entered into a Transition Services Agreement with Purchaser pursuant to which we agreed to provide various back-office and information technology support until the business is fully separated from us.

The following table sets forth a summary of discontinued operations included in the condensed consolidated statements of income:

	Three months ended September 30		Nine months ended September 30
In thousands	2018	2017	2018	2017
Net sales	$201,288	$203,206	$590,757	$600,346
Energy and related sales, net	844	1,236	3,217	3,346
Total revenues	202,132	204,442	593,974	603,692
Costs of products sold	181,628	188,076	572,820	569,840
Gross profit	20,504	16,366	21,154	33,852
Selling, general and administrative expenses	6,058	5,997	18,566	17,971
(Gains) losses on dispositions of plant, equipment and timberlands, net	3	70	(440)	118
Operating income	14,443	10,299	3,028	15,763
Non-operating income (expense)
Interest expense	(2,281)	(1,221)	(6,017)	(3,005)
Other, net	(1,174)	583	(81)	1,664
Impairment charge	(125,644)	—	(125,644)	—
Income (loss) before income taxes	(114,656)	9,661	(128,714)	14,422
Income tax provision (benefit)	(19,530)	2,601	(28,361)	5,515
Income (loss) from discontinued operations	$(95,126)	$7,060	$(100,353)	$8,907

The amounts presented above are derived from the segment reporting for Specialty Papers adjusted to include certain retirement benefit costs and to exclude corporate shared services costs which are required to remain in continuing operations. Interest expense was allocated to discontinued operations based on borrowings under the revolving credit facility required to be repaid with proceeds from the sale of Specialty Papers. The amounts set forth above include the recognition of a $1.8 million, pre-tax, pension curtailment charge related to the transfer and discontinuance of future service of Specialty Papers’ employees. We also recognized an impairment charge representing an estimate of the amount by which the carrying value of Specialty Papers’ net assets exceeded their fair value based on the estimated net proceeds to be received from the sale.

GLATFELTER

09.30.18 Form 10-Q

The following table sets forth the carrying amounts of Specialty Papers’ major asset and liabilities, which were classified as held for sale in the condensed consolidated balance sheets:

	September 30	December 31
In thousands	2018	2017
Assets
Accounts receivable, net	$73,608	$63,567
Inventories	105,311	115,858
Prepaid expenses and other current assets	9,403	10,527
Current assets held for sale	$188,322	$189,952

Plant, equipment and timberlands, net	210,891	350,560
Other assets	60,840	57,351
Noncurrent assets held for sale	$271,731	$407,911

Liabilities
Accounts payable	$76,257	$77,266
Other current liabilities	33,906	35,554
Current liabilities held for sale	$110,163	$112,820

Long-term liabilities held for sale	$40,480	$41,373

The following table sets forth a summary of cash flows from discontinued operations which is included in the condensed consolidated statements of cash flows:

	Nine months ended September 30
In thousands	2018	2017
Net cash provided by operating activities	$33,721	$32,295
Net cash used in investing activities	(14,018)	(44,186)
Net cash provided by financing activities	125	$—
Change in cash and cash equivalents from discontinued operations	$19,828	$(11,891)

GLATFELTER

09.30.18 Form 10-Q

6.	GAINS ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS

During the first nine months of 2018 and 2017 we completed the following sales of timberlands and other assets:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2018
Timberlands	1,103	$2,046	$1,929
Other	n/a	27	10
Total		$2,073	$1,939
2017
Timberlands	332	$209	$188
Other	n/a	-	(20)
Total		$209	$168

7.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”) from continuing operations:

	Three months ended September 30
In thousands, except per share	2018	2017
Income (loss) from continuing operations	$(705)	$5,045
Weighted average common shares
outstanding used in basic EPS	43,792	43,617
Effect of dilutive SOSARs,
PSAs and RSUs	—	565
Weighted average common shares
outstanding and common share
equivalents used in diluted EPS	43,792	44,182
Earnings (loss) per share from continuing operations
Basic	$(0.02)	$0.12
Diluted	(0.02)	0.11

	Nine months ended September 30
In thousands, except per share	2018	2017
Income from continuing operations	$2,841	$9,087
Weighted average common shares
outstanding used in basic EPS	43,754	43,601
Effect of dilutive SOSARs,
PSAs and RSUs	—	809
Weighted average common shares
outstanding and common share
equivalents used in diluted EPS	43,754	44,410
Earnings per share from continuing operations
Basic	$0.06	$0.21
Diluted	0.06	0.21

The denominator used to compute per share amounts of loss from discontinued operations is the same as the denominator used for per share amount of income from continuing operations. The numerator used to compute per share income or loss from discontinued operations is summarized below:

	2018	2017
In thousands	Three months ended September 30
Income (loss)	$(95,126)	$7,060

	Nine months ended September 30
Income (loss)	$(100,353)	$8,907

The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the periods indicated, because their effect would be anti-dilutive:

	September 30
In thousands	2018	2017
Three months ended	2,393	967
Nine months ended	2,393	593

GLATFELTER

09.30.18 Form 10-Q

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months and nine months ended September 30, 2018 and 2017.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at July 1, 2018	$(62,315)	$(1,345)	$(115,167)	$4,221	$(174,606)
Other comprehensive income (loss) before reclassifications (net of tax)	(3,217)	627	12,981	4,699	15,090
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	989	4,053	(161)	4,881
Net current period other comprehensive income (loss)	(3,217)	1,616	17,034	4,538	19,971
Balance at September 30, 2018	$(65,532)	$271	$(98,133)	$8,759	$(154,635)

Balance at July 1, 2017	$(66,879)	$(3,097)	$(105,824)	$4,719	$(171,081)
Other comprehensive income (loss) before reclassifications (net of tax)	16,559	(1,533)	—	—	15,026
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	19	2,424	(139)	2,304
Net current period other comprehensive income (loss)	16,559	(1,514)	2,424	(139)	17,330
Balance at September 30, 2017	$(50,320)	$(4,611)	$(103,400)	$4,580	$(153,751)

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2018	$(41,839)	$(4,092)	$(98,295)	$3,551	$(140,675)
Amount reclassified for adoption of ASU No. 2018-02			(23,297)	999	(22,298)
Balance as adjusted at January 1, 2018	(41,839)	(4,092)	(121,592)	4,550	(162,973)
Other comprehensive income (loss) before reclassifications (net of tax)	(23,693)	778	12,981	4,699	(5,235)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	3,585	10,478	(490)	13,573
Net current period other comprehensive income (loss)	(23,693)	4,363	23,459	4,209	8,338
Balance at September 30, 2018	$(65,532)	$271	$(98,133)	$8,759	$(154,635)

Balance at January 1, 2017	$(100,448)	$1,500	$(110,656)	$4,998	$(204,606)
Other comprehensive income (loss) before reclassifications (net of tax)	50,128	(4,868)	—	1	45,261
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,243)	7,256	(419)	5,594
Net current period other comprehensive income (loss)	50,128	(6,111)	7,256	(418)	50,855
Balance at September 30, 2017	$(50,320)	$(4,611)	$(103,400)	$4,580	$(153,751)

GLATFELTER

09.30.18 Form 10-Q

Reclassifications out of accumulated other comprehensive income and into the condensed consolidated statements of income were as follows:

	Three months ended September 30		Nine months ended September 30
In thousands	2018	2017	2018	2017
Description					Line Item in Statements of Income
Cash flow hedges (Note 13)
(Gains) losses on cash flow hedges	$1,344	$29	$4,939	$(1,687)	Costs of products sold
Tax expense (benefit)	(355)	(10)	(1,354)	444	Income tax provision
Net of tax	989	19	3,585	(1,243)
Retirement plan obligations (Note 8)
Amortization of deferred benefit pension plans
Prior service costs	5	7	16	17	Other, net
Actuarial losses	2,060	1,777	6,179	5,332	Other, net
Discontinued operations amortization of deferred benefit pension plans	2,171	2,002	6,515	5,982
Curtailment recognition	1,805	—	1,805	—	Discontinued operations
	6,041	3,786	14,515	11,331
Tax benefit	(1,988)	(1,362)	(4,037)	(4,075)	Income tax provision
Net of tax	4,053	2,424	10,478	7,256
Amortization of deferred benefit other plans
Prior service costs	—	—	—	—	Other, net
Actuarial gains	(16)	(4)	(49)	(10)	Other, net
Discontinued operations amortization of deferred benefit other plans	(201)	(135)	(604)	(409)
	(217)	(139)	(653)	(419)
Tax expense	56	—	163	—	Income tax provision
Net of tax	(161)	(139)	(490)	(419)
Total reclassifications, net of tax	$4,881	$2,304	$13,573	$5,594

GLATFELTER

09.30.18 Form 10-Q

9.	INCOME TAXES

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

Our accounting for certain elements of the TCJA was incomplete as of December 31, 2017 and remains incomplete as of September 30, 2018.  The TCJA includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. We filed our 2017 U.S. federal income tax return during the third quarter and reported the mandatory repatriation transition tax on the net earnings and profits of our foreign subsidiaries. As a result, we recorded an increase of $0.4 million to the provisional amount of repatriation transition tax previously recorded. However, uncertainties remain regarding proposed regulations issued by the Internal Revenue Service in August 2018, and pending legislation and interpretive guidance from state taxing authorities that could materially impact those provisional estimates.

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

For the nine months ended September 30, 2018, our effective tax rate increased by approximately 11% as a result of the GILTI provisions due to our utilization of U.S. federal tax loss carryforward, which restricts our ability to recognize the associated foreign tax credits and a deduction of up to 50% of the GILTI income. Since we are using U.S. federal tax loss carryforwards, there is no impact to cash taxes related to the GILTI provisions.

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

In the third quarter of 2018, we recorded a valuation allowance of $5.7 million against our net deferred tax assets primarily due to uncertainty regarding the ability to utilize federal net operating losses and credit carryforwards.  In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis.  Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of the evidence indicated it is more likely than not that the deferred tax assets will not be realized.

As of September 30, 2018 and December 31, 2017, we had $28.7 million and $26.9 million, respectively, of gross unrecognized tax benefits. As of September 30, 2018, if such benefits were to be recognized, approximately $18.6 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2015 - 2017	N/A
State	2013 - 2017	2014
Canada(1)	2010-2013	2014 - 2017
Germany(1)	2016 - 2017	2011 - 2015
France	N/A	2012; 2015-2017
United Kingdom	2016 - 2017	N/A
Philippines	2015, 2017	2016

(1)	includes provincial or similar local jurisdictions, as applicable

GLATFELTER

09.30.18 Form 10-Q

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $6.9 million. Substantially all of this range relates to tax positions taken in Germany and the U.S.

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	Nine months ended September 30
In millions	2018	2017
Interest expense (income)	$0.3	$0.3
Penalties	—	—

	September 30	December 31
	2018	2017
Accrued interest payable	$1.1	$0.8

10.STOCK-BASED COMPENSATION

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

The following table summarizes RSU and PSA activity during periods indicated:

Units	2018	2017
Balance at January 1,	929,386	679,038
Granted	398,005	370,458
Forfeited	(73,673)	(93,045)
Shares delivered	(151,371)	(26,352)
Balance at September 30,	1,102,347	930,099

The amount granted in 2018 and 2017 includes 184,121 and 163,274, respectively, of PSAs exclusive of reinvested dividends.

The following table sets forth aggregate RSU and PSA compensation expense included in continuing operations for the periods indicated:

	September 30
In thousands	2018	2017
Three months ended	$1,146	$1,494
Nine months ended	4,283	3,293

Stock Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period and have a term of ten years. No SOSARs were awarded during the first nine months of 2018 or 2017.

GLATFELTER

09.30.18 Form 10-Q

The following table sets forth information related to outstanding SOSARS for the nine months ended September 30:

	2018		2017
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	2,561,846	$17.87	2,736,616	$17.64
Granted	—	—	—	—
Exercised	(158,545)	13.31	(33,050)	14.65
Canceled / forfeited	(51,285)	22.35	(17,630)	18.46
Outstanding at September 30,	2,352,016	$18.08	2,685,936	$17.67

The following table sets forth SOSAR compensation expense included in continuing operations for the periods indicated:

	September 30
In thousands	2018	2017
Three months ended	$67	$233
Nine months ended	311	1,038

11.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans included in continuing operations.

	Three months ended September 30
In thousands	2018	2017
Pension Benefits
Service cost	$595	$487
Interest cost	3,241	3,413
Expected return on plan assets	(5,531)	(5,514)
Amortization of prior service cost	5	7
Amortization of unrecognized loss	2,060	1,777
Total net periodic benefit cost	$370	$170

Other Benefits
Service cost	$16	$16
Interest cost	80	91
Amortization of actuarial gain	(16)	(4)
Total net periodicbenefit cost	$80	$103

	Nine months ended September 30
In thousands	2018	2017
Pension Benefits
Service cost	$1,784	$1,462
Interest cost	9,723	10,240
Expected return on plan assets	(16,592)	(16,542)
Amortization of prior service cost	16	17
Amortization of unrecognized loss	6,179	5,332
Total net periodic benefit cost	$1,110	$509

Other Benefits
Service cost	$46	$49
Interest cost	239	275
Amortization of actuarial gain	(49)	(10)
Total net periodic benefit cost	$236	$314

In the first quarter of 2018, we adopted the provisions of ASU No. 2017-07 which requires entities to present the service cost component of net periodic benefit costs in operating profit along with other employee compensation costs.  All other components of net periodic benefit costs are to be presented below the determination of operating income in “Other, net”.

12.	INVENTORIES

Inventories, net of reserves, were as follows:

	September 30	December 31
In thousands	2018	2017
Raw materials	$45,595	$39,797
In-process and finished	90,113	65,277
Supplies	35,278	31,127
Total	$170,986	$136,201

13.	CAPITALIZED INTEREST

The following table sets forth details of interest incurred, capitalized and expensed included in continuing operations:

	Three months ended September 30		Nine months ended September 30
In thousands	2018	2017	2018	2017
Interest cost incurred	$3,965	$3,856	$11,633	$11,219
Interest capitalized	-	532	396	1,194
Interest expense	$3,965	$3,324	$11,237	$10,025

Capitalized interest relates to spending for the Airlaid capacity expansion project in 2017 and 2018.

GLATFELTER

09.30.18 Form 10-Q

14.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	September 30	December 31
In thousands	2018	2017
Revolving credit facility, due Mar. 2020	$345,962	$171,200
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	6,201	7,710
2.05% Term Loan, due Mar. 2023	27,802	33,607
1.30% Term Loan, due Jun. 2023	7,855	9,423
1.55% Term Loan, due Sep. 2025	9,928	11,390
Total long-term debt	647,748	483,330
Less current portion	(10,904)	(11,298)
Unamortized deferred issuance costs	(1,438)	(1,934)
Long-term debt, net of current portion	$635,406	$470,098

On March 12, 2015, we amended our revolving credit agreement with a consortium of banks (the “Revolving Credit Facility”) which increased the amount available for borrowing to $400 million, extended the maturity of the facility to March 12, 2020, and instituted a revised interest rate pricing grid. On February 1, 2017 and September 7, 2018, the Revolving Credit Facility was further amended to, among other, (a) increase the maximum leverage ratio financial covenant to 4.0x and (b) change the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for purposes of calculating covenant compliance.

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

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to EBITDA ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 4.0x. As of September 30, 2018, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 2.9x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

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

The 5.375% Notes contain various covenants customary to indebtedness of this nature including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Facility at maturity or a default under the Revolving Credit Facility that accelerates the debt outstanding thereunder. As of September 30, 2018, we met all of the requirements of our debt covenants.

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

GLATFELTER

09.30.18 Form 10-Q

EBITDA to consolidated interest expense and the maximum ratio of consolidated total net debt to consolidated adjusted EBITDA, are calculated by reference to our Revolving Credit Facility.

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these condensed consolidated financial statements.

Letters of credit issued to us by certain financial institutions totaled $5.2 million as of September 30, 2018 and December 31, 2017. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	September 30, 2018		December 31, 2017
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$345,962	$345,962	$171,200	$171,200
Fixed-rate bonds	250,000	250,633	250,000	253,823
2.40% Term loan	6,201	6,332	7,710	7,889
2.05% Term loan	27,802	28,206	33,607	34,122
1.30% Term Loan	7,855	7,825	9,423	9,370
1.55% Term loan	9,928	9,874	11,390	11,320
Total	$647,748	$648,832	$483,330	$487,724

As of September 30, 2018, and December 31, 2017, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded.  The values set forth above are based on observable inputs and other relevant market data (Level 2).  The fair value of financial derivatives is set forth below in Note 16.

16.	FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs or capital expenditures expected to be incurred. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of September 30, 2018, the maturity of currency forward contracts ranged from one month to 18 months.

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	September 30 2018	December 31 2017
Derivative
Sell/Buy - sell notional
Philippine Peso / British Pound	—	19,047
Euro / British Pound	16,130	13,586
Euro / U.S. Dollar	—	1,048
U.S. Dollar / Euro	414	946
Canadian Dollar / U.S. Dollar	168	—
Sell/Buy - buy notional
Euro / Philippine Peso	1,147,101	890,096
British Pound / Philippine Peso	1,026,551	797,496
U.S. Dollar / Euro	—	4,253
Euro / U.S. Dollar	74,569	60,519
U.S. Dollar / Canadian Dollar	31,394	32,265
British Pound / Euro	—	335

Derivatives Not Designated as Hedging Instruments - Foreign Currency Hedges We also entered into forward foreign exchange contracts to mitigate the impact changes in

GLATFELTER

09.30.18 Form 10-Q

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

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	September 30 2018	December 31 2017
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	22,500	17,500
British Pound / Euro	1,000	1,000
Canadian / U.S. dollar	2,500	-

Sell/Buy - buy notional
Euro / U.S. Dollar	11,000	4,500
British Pound / Euro	10,000	13,000

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	September 30 2018	December 31 2017	September 30 2018	December 31 2017
	Prepaid Expenses and Other		Other
Balance sheet caption	Current Assets		Current Liabilities
Designated as hedging:
Forward foreign currency
exchange contracts	$1,489	$1,066	$522	$4,787
Not designated as hedging:
Forward foreign currency
exchange contracts	$203	$151	$309	$43

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

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended September 30		Nine months ended September 30
In thousands	2018	2017	2018	2017
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$(1,344)	$(29)	$(4,939)	$1,687
Ineffective portion – other – net	207	40	(5)	126
Not designated as hedging:
Forward foreign currency
exchange contracts:
Other – net	$(477)	$328	$(1,078)	$719

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

GLATFELTER

09.30.18 Form 10-Q

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss) is as follows:

In thousands	2018	2017
Balance at January 1,	$(5,640)	$1,882
Deferred (losses) gains
on cash flow hedges	1,142	(6,455)
Reclassified to earnings	4,939	(1,687)
Balance at September 30,	$441	$(6,260)

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

17.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

GLATFELTER

09.30.18 Form 10-Q

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

So long as the NCR/Appvion consent decree remains in effect, we (and not NCR) would remain responsible for the Governments’ unreimbursed past costs. Many parties have entered into settlements with the Governments over time, including us, that have called for payments of cash or in-kind provision of natural resource restoration projects. Certain amounts were allocated to the United States and the State to reimburse their costs, and other amounts were allocated to the Natural Resource Damages Assessment and Restoration (“NRDAR”) Fund to pay for natural resource damages assessment, if any, and restoration projects. The Governments may not recover costs from us that anyone has reimbursed previously. As of September 2018, the United States claims to have incurred about $38.5 million in unreimbursed recoverable costs including prejudgment interest, an amount that we dispute. As of June 30, 2018, the State had no unreimbursed recoverable costs, and now claims to have had on hand approximately $0.5 million of unspent settlement money, a claim that we also dispute. Further, the NRDAR Fund had received what the Governments claim to have been approximately $105 million in settlement payments, of which more than $60 million remained unspent as of 2015. On February 5, 2018, the district court decided that the Governments’ recovery of costs would be reduced by the funds held by the State at the end of 2015 and by any amount by which the Governments had applied settlement payments to natural resource damages in excess of the actual amount of natural resource damages. The Governments moved for reconsideration. On July 13, 2018, the district court denied that motion, holding that the United States’ right to recover should be reduced by (a) the amount by which the $105 million of settlement payments accounted as a recovery of NRDs exceeded the actual NRDs and (b) the amounts held as a balance by the State that the State has not subsequently spent. Both of those would be the subject of a trial. The Governments have requested permission to appeal that

GLATFELTER

09.30.18 Form 10-Q

determination, a motion that we oppose and the district court has not yet decided. We contend that the natural resource restoration projects already constructed fully compensate the public for any natural resource damages, and therefore that the entire unspent balance as of June 2015 in the NRDAR Fund remains as an offset, an amount likely to exceed all of the Governments’ past and future costs of response. No date has yet been set for trial of the issue. If at trial the actual amount of NRDs were determined to be more than the Governments have collected in settlements, we might be exposed to that shortfall.

So long as the NCR/Appvion consent decree remains in effect, we would also remain subject to our remaining obligations under the OU1 consent decree, which now consist of long term monitoring and maintenance that we expect earlier contributions to the OU1 escrow account to fund these costs. Furthermore, we, along with Georgia Pacific, but not NCR, would be responsible for long term monitoring and maintenance required pursuant to the Lower Fox River 100% Remedial Design Report dated December 2009 – Long Term Monitoring Plan (the “Plan”). The Plan requires long term monitoring of each of OU2 through OU5 over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. Each operable unit is required to be monitored; however, because of our settlement with Georgia Pacific, our obligations are in OU1-OU4a. In the first quarter of 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. The portion of this agreement that pertains to OU1 will be paid out of the previously funded OU1 escrow account.

We and WTM I executed documents for the withdrawal of WTM I from the entity we jointly formed for the performance of the OU1 work and for the release of all claims between us related to the Site, which were approved by the court overseeing WTM I’s bankruptcy in May 2018. As a result of this action, we assumed WTM I’s portion of the OU1 escrow account totaling approximately $4.7 million, which is included under the caption “Other assets” on the condensed consolidated balance sheet at June 30, 2018 and have increased our reserve for Fox River by an equal amount for potential liabilities associated with the river that we believe may ultimately be satisfied with funds from the escrow account.

Reserves for the Site.  Our reserve for all remaining claims against us relating to PCB contamination is set forth below:

	Nine months ended September 30
In thousands	2018	2017
Balance at January 1,	$43,144	$52,788
Payments	(3,014)	(9,581)
Assumption of WTM I escrow	4,746	-
Accretion	115	-
Balance at September 30,	$44,991	$43,207

The payments set forth above primarily represent cash paid under the recently-entered long-term monitoring and maintenance agreement. Of our total reserve for the Fox River, $26.0 million is recorded in the accompanying September 30, 2018 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $19.0 million is recorded under the caption “Other long term liabilities.”

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

GLATFELTER

09.30.18 Form 10-Q

18.	SEGMENT INFORMATION

The following tables set forth financial and other information by business unit for the period indicated:

Three months ended September 30			Advanced Airlaid		Other and
Dollars in millions	Composite Fibers		Materials		Unallocated		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$139.2	$142.3	$70.7	$67.8	$—	$—	$209.9	$210.1
Cost of products sold	116.8	115.0	62.3	57.2	0.9	0.5	180.0	172.7
Gross profit (loss)	22.4	27.3	8.4	10.6	(0.9)	(0.5)	29.9	37.4
SG&A	10.5	10.9	2.9	2.4	12.4	13.8	25.8	27.1
(Gains) losses on dispositions of plant, equipment and timberlands, net	—	—	—	—	(0.2)	(0.1)	(0.2)	(0.1)
Total operating income (loss)	11.9	16.4	5.5	8.2	(13.1)	(14.2)	4.3	10.4
Non-operating expense	—	—	—	—	(1.6)	(3.7)	(1.6)	(3.7)
Income (loss) before income taxes	$11.9	$16.4	$5.5	$8.2	$(14.7)	$(17.9)	$2.8	$6.7
Supplementary Data
Net tons sold (thousands)	37.4	39.7	24.0	23.8	—	—	61.5	63.5
Depreciation, depletion and amortization	$7.1	$7.1	$3.4	$2.5	$1.0	$0.6	$11.5	$10.2
Capital expenditures	3.0	3.8	1.9	12.6	1.3	4.6	6.2	21.0

Nine months ended September 30			Advanced Airlaid		Other and
Dollars in millions	Composite Fibers		Materials		Unallocated		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$423.7	$400.6	$213.1	$190.4	$—	$—	$636.8	$591.0
Cost of products sold	349.5	322.2	184.7	160.7	2.9	2.9	537.1	485.8
Gross profit (loss)	74.2	78.4	28.4	29.7	(2.9)	(2.9)	99.7	105.3
SG&A	34.0	32.9	8.1	6.9	39.8	41.7	81.9	81.5
(Gains) losses on dispositions of plant,
equipment and timberlands, net	—	—	—	—	(1.9)	(0.2)	(1.9)	(0.2)
Total operating income (loss)	40.2	45.5	20.3	22.8	(40.8)	(44.4)	19.8	23.9
Non-operating expense	—	—	—	—	(9.9)	(10.4)	(9.9)	(10.4)
Income (loss) before income taxes	$40.2	$45.5	$20.3	$22.8	$(50.7)	$(54.8)	$9.9	$13.5
Supplementary Data
Net tons sold (thousands)	110.4	112.9	72.4	69.5	—	—	182.8	182.4
Depreciation, depletion and amortization	$21.7	$20.9	$9.7	$7.1	$3.3	$2.3	$34.7	$30.3
Capital expenditures	10.9	10.6	17.6	36.1	3.7	11.3	32.2	58.0

The sum of individual amounts set forth above may not agree to the condensed consolidated financial statements included herein due to rounding.

Business Units  Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. The costs incurred by support areas not directly aligned with the business unit are allocated primarily based on an estimated utilization of support area services or are included in “Other and Unallocated” in the table set forth above.

Management evaluates results of operations of the business units before certain corporate level costs and the effects of certain gains or losses not considered to be related to the core business operations. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” In the evaluation of business unit results, management does not use any measures of total assets. This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

Specialty Papers’ results of operations are reported as discontinued operations.  In addition, corporate shared services costs previously included in Specialty Papers’ results are required to be included in income from continuing operations and are reported as “other and unallocated”.

GLATFELTER

09.30.18 Form 10-Q

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

The following presents our condensed consolidating statements of income, including comprehensive income, for the three months and nine months ended September 30, 2018 and 2017, our condensed consolidating balance sheets as of September 30, 2018 and December 31, 2017, and our condensed consolidating cash flows for the nine months ended September 30, 2018 and 2017.

Condensed Consolidating Statement of Income for the three months ended September 30, 2018

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$-	$35,285	$203,910	$(29,340)	$209,855
Costs of products sold	945	32,727	175,651	(29,340)	179,983
Gross profit (loss)	(945)	2,558	28,259	—	29,872
Selling, general and administrative
expenses	10,557	43	15,199	—	25,799
Gain on dispositions of plant
equipment and timberlands, net	—	(249)	—	—	(249)
Operating income (loss)	(11,502)	2,764	13,060	—	4,322
Other non-operating
income (expense)
Interest expense	(4,439)	(629)	(446)	1,549	(3,965)
Interest income	134	1,528	34	(1,549)	147
Equity in earnings of subsidiaries	13,217	10,783	—	(24,000)	—
Other, net	341	1,077	835	—	2,253
Total other non-operating
income (expense)	9,253	12,759	423	(24,000)	(1,565)
Income (loss) from continuing operations before income taxes	(2,249)	15,523	13,483	(24,000)	2,757
Income tax provision (benefit)	(1,544)	2,349	2,657	—	3,462
Income (loss) from continuing operations	(705)	13,174	10,826	(24,000)	(705)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(114,656)	—	—	—	(114,656)
Income tax provision (benefit)	(19,530)	—	—	—	(19,530)
Income (loss) from discontinued operations	(95,126)	—	—	—	(95,126)
Net income (loss)	(95,831)	13,174	10,826	(24,000)	(95,831)
Other comprehensive income (loss)	19,971	(1,767)	(3,187)	4,954	19,971
Comprehensive income (loss)	$(75,860)	$11,407	$7,639	$(19,046)	$(75,860)

GLATFELTER

09.30.18 Form 10-Q

Condensed Consolidating Statement of Income for the nine months ended September 30, 2018

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$-	$87,617	$628,624	$(79,435)	$636,806
Costs of products sold	4,254	82,089	530,165	(79,435)	537,073
Gross profit (loss)	(4,254)	5,528	98,459	—	99,733
Selling, general and administrative
expenses	35,457	1,716	44,742	—	81,915
(Gain) loss on dispositions of plant
equipment and timberlands, net	(17)	(1,929)	7	—	(1,939)
Operating income (loss)	(39,694)	5,741	53,710	—	19,757
Other non-operating
income (expense)
Interest expense	(12,773)	(1,670)	(1,320)	4,526	(11,237)
Interest income	413	4,219	121	(4,526)	227
Equity in earnings of subsidiaries	49,421	45,745	—	(95,166)
Other, net	(1,634)	(1,657)	4,422	—	1,131
Total other non-operating
income (expense)	35,427	46,637	3,223	(95,166)	(9,879)
Income (loss) before income taxes	(4,267)	52,378	56,933	(95,166)	9,878
Income tax provision (benefit)	(7,108)	3,022	11,123	—	7,037
Income (loss) from continuing operations	2,841	49,356	45,810	(95,166)	2,841

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(128,714)	—	—	—	(128,714)
Income tax provision (benefit)	(28,361)	—	—	—	(28,361)
Income (loss) from discontinued operations	(100,353)	—	—	—	(100,353)
Net income (loss)	(97,512)	49,356	45,810	(95,166)	(97,512)
Other comprehensive income (loss)	8,338	(19,318)	(19,301)	38,619	8,338
Comprehensive income (loss)	$(89,174)	$30,038	$26,509	$(56,547)	$(89,174)

GLATFELTER

09.30.18 Form 10-Q

Condensed Consolidating Statement of Income for the three months ended September 30, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$-	$20,588	$211,331	$(21,799)	$210,120
Costs of products sold	1,596	19,525	173,423	(21,799)	172,745
Gross profit	(1,596)	1,063	37,908	—	37,375
Selling, general and administrative
Expenses	12,414	536	14,133	—	27,083
(Gain) loss on dispositions of plant
equipment and timberlands, net	1	(114)	20	—	(93)
Operating income (loss)	(14,011)	641	23,755	—	10,385
Other non-operating
income (expense)
Interest expense	(4,018)	(300)	(436)	1,430	(3,324)
Interest income	160	1,316	5	(1,430)	51
Equity in earnings of subsidiaries	17,880	18,096	—	(35,976)	—
Other, net	589	(1,920)	944	—	(387)
Total other non-operating
income (expense)	14,611	17,192	513	(35,976)	(3,660)
Income (loss) from continuing operations before income taxes	600	17,833	24,268	(35,976)	6,725
Income tax provision (benefit)	(4,445)	(47)	6,172	—	1,680
Income (loss) from continuing operations	5,045	17,880	18,096	(35,976)	5,045

Discontinued operations:
Income from discontinued operations before income taxes	9,661	—	—	—	9,661
Income tax provision	2,601	—	—	—	2,601
Income from discontinued operations	7,060	—	—	—	7,060
Net income	12,105	17,880	18,096	(35,976)	12,105
Other comprehensive income	17,330	14,812	14,959	(29,771)	17,330
Comprehensive income	$29,435	$32,692	$33,055	$(65,747)	$29,435

GLATFELTER

09.30.18 Form 10-Q

Condensed Consolidating Statement of Income for the nine months ended September 30, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$-	$63,173	$591,926	$(64,064)	$591,035
Costs of products sold	1,223	60,158	488,466	(64,064)	485,783
Gross profit	(1,223)	3,015	103,460	—	105,252
Selling, general and administrative
Expenses	37,022	846	43,662	—	81,530
(Gain) loss on dispositions of plant
equipment and timberlands, net	—	(188)	20	—	(168)
Operating income (loss)	(38,245)	2,357	59,778	—	23,890
Other non-operating
income (expense)
Interest expense	(12,078)	(619)	(1,377)	4,049	(10,025)
Interest income	451	3,714	93	(4,049)	209
Equity in earnings of subsidiaries	50,298	51,197	—	(101,495)	—
Other, net	1,873	(6,445)	4,014	—	(558)
Total other non-operating
income (expense)	40,544	47,847	2,730	(101,495)	(10,374)
Income before income taxes	2,299	50,204	62,508	(101,495)	13,516
Income tax provision (benefit)	(6,788)	(94)	11,311	—	4,429
Income (loss) from continuing operations	9,087	50,298	51,197	(101,495)	9,087

Discontinued operations:
Income from discontinued operations before income taxes	14,422	—	—	—	14,422
Income tax provision	5,515	—	—	—	5,515
Income from discontinued operations	8,907	—	—	—	8,907
Net income	17,994	50,298	51,197	(101,495)	17,994
Other comprehensive income	50,855	43,878	43,344	(87,222)	50,855
Comprehensive income	$68,849	$94,176	$94,541	$(188,717)	$68,849

Condensed Consolidating Balance Sheet as of September 30, 2018

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$1,735	$3,682	$228,653	$—	$234,070
Other current assets	87,635	273,697	301,068	(343,585)	318,815
Current assets held for sale	188,322	—	—	—	188,322
Plant, equipment and timberlands, net	24,618	86,722	386,228	—	497,568
Investments in subsidiaries	848,832	659,978	—	(1,508,810)	—
Other assets	99,394	—	140,875	—	240,269
Noncurrent assets held for sale	271,731	—	—	—	271,731
Total assets	$1,522,267	$1,024,079	$1,056,824	$(1,852,395)	$1,750,775
Liabilities and Shareholders' Equity
Current liabilities	$312,663	$97,154	$154,003	$(343,585)	$220,235
Current liabilities held for sale	110,163	—	—	—	110,163
Long-term debt	406,962	68,000	160,444	—	635,406
Deferred income taxes	(14,346)	18,293	52,652	—	56,599
Other long-term liabilities	59,399	654	20,893	—	80,946
Long-term liabilities held for sale	40,480	—	—	—	40,480
Total liabilities	915,321	184,101	387,992	(343,585)	1,143,829
Shareholders’ equity	606,946	839,978	668,832	(1,508,810)	606,946
Total liabilities and shareholders’ equity	$1,522,267	$1,024,079	$1,056,824	$(1,852,395)	$1,750,775

GLATFELTER

09.30.18 Form 10-Q

Condensed Consolidating Balance Sheet as of December 31, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$1,292	$720	$114,207	$-	$116,219
Other current assets	59,341	217,822	279,626	(277,989)	278,800
Current assets held for sale	189,952	—	—	—	$189,952
Plant, equipment and timberlands, net	24,671	80,992	409,520	—	515,183
Investments in subsidiaries	829,895	653,128	—	(1,483,023)	—
Other assets	82,201	—	140,529	—	222,730
Noncurrent assets held for sale	407,911	—	—	—	407,911
Total assets	$1,595,263	$952,662	$943,882	$(1,761,012)	$1,730,795
Liabilities and Shareholders' Equity
Current liabilities	$289,967	$54,640	$167,738	$(277,989)	$234,356
Current liabilities held for sale	112,820	—	—	—	112,820
Long-term debt	368,496	51,000	50,602	—	470,098
Deferred income taxes	14,081	16,814	52,676	—	83,571
Other long-term liabilities	59,598	313	19,738	—	79,649
Long-term liabilities held for sale	41,373	—	—	—	41,373
Total liabilities	886,335	122,767	290,754	(277,989)	1,021,867
Shareholders’ equity	708,928	829,895	653,128	(1,483,023)	708,928
Total liabilities and shareholders’ equity	$1,595,263	$952,662	$943,882	$(1,761,012)	$1,730,795

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2018

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$(40,899)	$3,350	$41,337	$(20,000)	$(16,212)
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(3,655)	(13,834)	(14,666)	—	(32,155)
Proceeds from disposals of plant, equipment and timberlands, net	17	2,046	10	—	2,073
Advances of intercompany loans	—	(5,285)	—	5,285	—
Intercompany capital contributed	—	(315)	—	315	—
Intercompany capital returned	—	20,000	—	(20,000)	—
Other	(68)	—	—	—	(68)
Total investing activities	(3,706)	2,612	(14,656)	(14,400)	(30,150)
Financing activities
Net borrowings of long-term debt	38,007	17,000	111,381	—	166,388
Payment of dividends to shareholders	(17,064)	—	—	—	(17,064)
Borrowings of intercompany loans	5,285	—	—	(5,285)	—
Intercompany capital received	—	—	315	(315)	—
Intercompany capital returned	—	—	(20,000)	20,000	—
Payment of intercompany dividend	—	(20,000)	—	20,000	—
Payments related to share-based compensation awards and other	(1,008)	—	—	—	(1,008)
Total financing activities	25,220	(3,000)	91,696	34,400	148,316
Effect of exchange rate on cash	—	—	(3,931)	—	(3,931)
Net increase (decrease) in cash	(19,385)	2,962	114,446	—	98,023
Change in cash from discontinued operations	19,828	—	—	—	19,828
Cash at the beginning of period	1,292	720	114,207	—	116,219
Cash at the end of period	$1,735	$3,682	$228,653	$0	$234,070

GLATFELTER

09.30.18 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$(49,361)	$(3,241)	$73,103	$-	$20,501
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(11,221)	(32,847)	(13,910)	—	(57,978)
Proceeds from disposals of plant, equipment and timberlands, net	—	209	—	—	209
Repayments from intercompany loans	—	12,000	—	(12,000)	—
Advances of intercompany loans	—	(13,500)	—	13,500	—
Intercompany capital contributed	(2,000)	(400)	—	2,400	—
Intercompany capital returned	—	—	—	—	—
Other	(100)	—	—	—	(100)
Total investing activities	(13,321)	(34,538)	(13,910)	3,900	(57,869)
Financing activities
Net borrowings (repayments) of long-term debt	73,298	35,000	(18,711)	—	89,587
Payment of dividends to shareholders	(16,805)	—	—	—	(16,805)
Repayments of intercompany loans	—	—	(12,000)	12,000	—
Borrowings of intercompany loans	13,500	—	—	(13,500)	—
Intercompany capital received	—	2,000	400	(2,400)	—
Payments related to share-based compensation awards and other	(128)	—	—	—	(128)
Total financing activities	69,865	37,000	(30,311)	(3,900)	72,654
Effect of exchange rate on cash	—	—	5,448	—	5,448
Net increase (decrease) in cash	7,183	(779)	34,330	—	40,734
Change in cash from discontinued operations	(11,891)	—	—	—	(11,891)
Cash at the beginning of period	5,082	1,461	48,901	—	55,444
Cash at the end of period	$374	$682	$83,231	$0	$84,287

GLATFELTER

09.30.18 Form 10-Q

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
ii.

the impact of competition, changes in industry production capacity, including the construction of new mills or new machines, the closing of mills and incremental changes due to capital expenditures or productivity increases;

iii.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;
iv.	geopolitical matters, including any impact to our operations from events in Russia, Ukraine and Philippines;
v.	our ability to develop new, high value-added products;
vi.	changes in the price or availability of raw materials we use, in particular woodpulp, pulp substitutes, synthetic pulp, and abaca fiber;
vii.	changes in energy-related prices and commodity raw materials with an energy component;
viii.	the impact of unplanned production interruption;
ix.	disruptions in production and/or increased costs due to labor disputes;
x.	the gain or loss of significant customers and/or on-going viability of such customers;
xi.

cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls ("PCBs") in the lower Fox River on which our former Neenah mill was located;

xii.	adverse results in litigation in the Fox River matter;
xiii.	the impact of war and terrorism;
xiv.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities or changes in pre-tax income and its impact on the valuation of deferred taxes;
xv.	enactment of adverse state, federal or foreign tax or other legislation or changes in government legislation, policy or regulation; and
xvi.	our ability to finance, consummate and integrate acquisitions.

Introduction We manufacture a wide array of engineered materials. We manage our company along two business units:

•

Composite Fibers with revenue from the sale of single-serve tea and coffee filtration papers, nonwoven wallcovering base materials, metallized products, composite laminate papers, and many technically special papers including substrates for electrical applications; and

•

Advanced Airlaid Materials with revenue from the sale of airlaid nonwoven fabric-like materials used in feminine hygiene and adult incontinence products, specialty wipes, home care products and other airlaid applications.

Specialty Papers’ results of operations and financial condition are reported as discontinued operations. Following is a discussion and analysis primarily of the financial results of operations and financial condition of our continuing operations.

GLATFELTER

09.30.18 Form 10-Q

RESULTS OF OPERATIONS

Nine months ended September 30, 2018 versus the nine months ended September 30, 2017

Overview For the first nine months of 2018, we reported a net loss of $97.5 million, or $2.23 per share compared with net income of $18.0 million and $0.41 per diluted share in the year earlier period. As part of our strategic transformation to becoming a leading global supplier of engineered materials, on August 21, 2018, we signed a definitive agreement, and on October 31, 2018, we completed the sale of our Specialty Papers business unit. Accordingly, Specialty Papers’ results are classified as discontinued operations for all periods presented including the recognition of an after-tax impairment charge of $97.5 million, in connection with the sale of the business unit. In addition, on October 1, 2018, we completed our acquisition of Georgia-Pacific’s European nonwovens business, with annual revenues of approximately $99 million.

Adjusted earnings from continuing operations for the first nine months of 2018 were $7.8 million, or $0.18 per diluted share compared with $17.8 million, or $0.40 per diluted share, for the same period a year ago. Our consolidated results in the first nine months of 2018 were adversely impacted, primarily, by rising input costs outpacing the realization of higher selling prices by $7.8 million, net. The following table sets forth summarized consolidated results of operations:

	Nine months ended September 30
In thousands, except per share	2018	2017
Net sales	$636,806	$591,035
Gross profit	99,733	105,252
Operating income	19,757	23,890
Continuing operations
Income	2,841	9,087
Earnings per share	0.06	0.21
Discontinued operations
Income (loss) from discontinued operations	(100,353)	8,907
Earnings (loss) per share	(2.29)	0.20
Net income (loss)	(97,512)	17,994
Earnings (loss) per share	$(2.23)	$0.41

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

Strategic initiatives. These adjustments primarily reflect one-time professional and legal fees incurred directly related to evaluating and executing certain strategic initiatives including a currency translation gain in the third quarter of 2018 related to acquisition financing.

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

Adjusted earnings and adjusted earnings per share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures.  The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP.  The following table sets forth the reconciliation of net income to adjusted earnings for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30
	2018		2017
In thousands, except per share	Amount	EPS	Amount	Diluted EPS
Net income	$(97,512)	$(2.23)	17,994	$0.41
Add: Loss from discontinued operations, net of tax	100,353	(2.29)	(8,907)	0.20
Income from continuing operations	2,841	0.06	9,087	0.21
Adjustments (pre-tax)
Strategic initiatives	853		-
Airlaid capacity expansion costs	5,572		7,034
Cost optimization actions	-		3,038
Timberland sales and related costs	(1,929)		(188)
Total adjustments (pre-tax)	4,496		9,884
Income taxes (1)	(191)		(1,122)
U.S. Tax Reform	604		-
Total after-tax adjustments	4,909	0.11	8,762	0.20
Adjusted earnings	$7,750	$0.18	$17,849	$0.40

(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated and the related impact of valuation allowances.

The sum of individual per share amounts set forth above may not agree to adjusted earnings per share due to rounding.

GLATFELTER

09.30.18 Form 10-Q

Business Unit Performance

Nine months ended September 30			Advanced Airlaid		Other and
Dollars in millions	Composite Fibers		Materials		Unallocated		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$423.7	$400.6	$213.1	$190.4	$—	$—	$636.8	$591.0
Cost of products sold	349.5	322.2	184.7	160.7	2.9	2.9	537.1	485.8
Gross profit (loss)	74.2	78.4	28.4	29.7	(2.9)	(2.9)	99.7	105.3
SG&A	34.0	32.9	8.1	6.9	39.8	41.7	81.9	81.5
(Gains) losses on dispositions of plant,
equipment and timberlands, net	—	—	—	—	(1.9)	(0.2)	(1.9)	(0.2)
Total operating income (loss)	40.2	45.5	20.3	22.8	(40.8)	(44.4)	19.8	23.9
Non-operating expense	—	—	—	—	(9.9)	(10.4)	(9.9)	(10.4)
Income (loss) before income taxes	$40.2	$45.5	$20.3	$22.8	$(50.7)	$(54.8)	$9.9	$13.5
Supplementary Data
Net tons sold (thousands)	110.4	112.9	72.4	69.5	—	—	182.8	182.4
Depreciation, depletion and amortization	$21.7	$20.9	$9.7	$7.1	$3.3	$2.3	$34.7	$30.3
Capital expenditures	10.9	10.6	17.6	36.1	3.7	11.3	32.2	58.0

The sum of individual amounts set forth above may not agree to the condensed consolidated financial statements included herein due to rounding.

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

Management evaluates results of operations of the business units before certain corporate level costs, and the effects of certain gains or losses not considered to be related to the core business operations. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” In the evaluation of business unit results, management does not use any measures of total assets. This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

Specialty Papers’ results of operations are reported as discontinued operations.  In addition, corporate shared services costs previously included in Specialty Papers’ results are required to be included in income from continuing operations and are reported as “other and unallocated”.

GLATFELTER

09.30.18 Form 10-Q

Sales and Costs of Products Sold

	Nine months ended September 30
In thousands	2018	2017	Change
Net sales	$636,806	$591,035	$45,771
Costs of products sold	537,073	485,783	51,290
Gross profit	$99,733	$105,252	$(5,519)
Gross profit as a percent of Net sales	15.7%	17.8%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Nine months ended September 30
Percent of Total	2018	2017
Business Unit
Composite Fibers	66.5%	67.8%
Advanced Airlaid Material	33.5	32.2
Total	100.0%	100.0%

Net sales totaled $636.8 million and $591.0 million in the first nine months of 2018 and 2017, respectively.  Higher selling prices and currency translation favorably impacted the year-over-year comparison by $8.4 million and $30.2 million, respectively.  On a constant currency basis, Composite Fibers’ net sales increased slightly and Advanced Airlaid Materials’ increased by 7.9%.

Composite Fibers’ net sales increased $23.1 million, or 5.8% primarily due to a $22.6 million favorable impact from currency translation and $3.9 million from higher selling prices.

Composite Fibers’ operating income for the first nine months of 2018 totaled $40.2 million, a decrease of $4.8 million compared to the year-ago period.  Significantly higher raw material prices were partially offset by $7.3 million combined benefit from higher selling prices and production efficiencies.  The primary drivers are summarized in the following chart:

Advanced Airlaid Materials’ net sales increased $22.7 million, or 11.9%, primarily due to a 4.2% increase in shipping volumes, $4.5 million from higher selling prices and $7.6 million from currency translation.

Advanced Airlaid Materials’ operating income for the first nine months of 2018 totaled $20.3 million, or 11.0% lower than the comparable period a year ago.  Higher selling prices were more than offset by higher input costs and depreciation related to the investment to expand airlaid production capacity and the impact of higher fixed costs with limited shipping volume growth.  The primary drivers are summarized in the following chart:

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance totaled $40.8 million in the first nine months of 2018 compared with $44.4 million in the first nine months of 2017. The decrease in Other and Unallocated expenses, excluding the impact of gains from timberland sales in 2018, primarily relates to the costs in 2017 associated with the start-up of the new airlaid facility. Corporate shared services costs totaling $20.7 million and $20.2 million for the first nine months of 2018 and 2017, respectively, previously included in Specialty Papers’ results are required to be included in income from continuing operations.

Gains (losses) on Dispositions of Plant, Equipment and Timberlands  During the first nine months of 2018, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2018
Timberlands	1,103	$2,046	$1,929
Other	n/a	27	10
Total		$2,073	$1,939
2017
Timberlands	332	$209	$188
Other	n/a	-	(20)
Total		$209	$168

Income taxes For the first nine months of 2018,  we recorded a provision for income taxes of $7.0 million on pre-tax income from continuing operations of $9.9 million compared with a $4.4 million provision on pre-tax income from continuing operations of $13.5 million in the year ago period.   The effective tax rate in the first nine months of 2018

GLATFELTER

09.30.18 Form 10-Q

includes the impact of a provision for the Global Intangible Low Taxed Income (“GILTI”), which increased the effective tax rate by approximately 20%. We expect to utilize U.S. federal tax loss carryforwards related to the GILTI provisions and therefore there will be no impact on cash paid for taxes. The effective tax rate for 2018 for continuing operations is expected to be approximately 75%. The prior year’s tax provision includes a benefit of $2.4 million primarily from a tax loss carryback opportunity and the release of U.S. tax reserves due to the lapse of statute of limitations. The prior year tax provision also reflects the adverse impact of an increase in unrecognized tax benefits and in our valuation allowances for U.S. deferred tax assets. Due to the discontinued operations, we are currently in a valuation allowance position and the effective tax rate in future periods may be affected by changes in U.S.-based pre-tax income, including pension expense, and the related impact on the valuation of deferred taxes.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our euro denominated revenue exceeds euro expenses by an estimated €145 million. For the first nine months of 2018, the average currency exchange rate was 1.19 dollar/euro compared with 1.11 in the same period of 2017. With respect to the British Pound Sterling, Canadian Dollar, and Philippine Peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first nine months of 2018.

In thousands	Nine months ended September 30, 2018
Favorable (unfavorable)
Net sales	$30,176
Costs of products sold	(26,657)
SG&A expenses	(2,274)
Income taxes and other	193
Net income	$1,438

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2018 were the same as 2017. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Discontinued Operations We completed the sale of our Specialty Papers business unit on October 31, 2018.  Its results of operations are reported as discontinued operations for all periods presented. For the nine months ended September 30, 2018, we reported a net loss from discontinued operations of $100.4 million, including a $97.5 million, after-tax, impairment charge recorded in connection with the sale of the business unit.  For the same period a year ago, income from discontinued operations totaled $8.9 million.

Three months ended September 30, 2018 versus the three months ended September 30, 2017

Overview For the third quarter of 2018, our net loss totaled $95.8 million, or $2.19 per share compared with a net income of $12.1 million, or $0.27 per share in the third quarter of 2017.  Our reported results for the third quarter reflect an impairment charge in connection with the sale of Specialty Papers discussed earlier.  On an adjusted basis the loss from continuing operations for the third quarter of 2018 was $0.2 million, or $0.00 per share compared with $7.6 million, or $0.17 per share, for the same period a year ago. The following table sets forth summarized results of operations:

	Three months ended September 30
In thousands, except per share	2018	2017
Net sales	$209,855	$210,120
Gross profit	29,872	37,375
Operating income	4,322	10,385
Continuing operations
Income (loss)	(705)	5,045
Earnings (loss) per share	(0.02)	0.12
Discontinued operations
Income (loss) from discontinued operations	(95,126)	7,060
Earnings (loss) per share	(2.17)	0.16
Net income (loss)	(95,831)	12,105
Earnings (loss) per share	$(2.19)	$0.27

GLATFELTER

09.30.18 Form 10-Q

The following table sets forth the reconciliation of net income to adjusted earnings for the three months ended September 30, 2018 and 2017:

	Three months ended September 30
	2018		2017
In thousands, except per share	Amount	EPS	Amount	Diluted EPS
Net income (loss)	$(95,831)	$(2.19)	$12,105	$0.27
Add: Loss from discontinued operations, net of tax	95,126	2.17	(7,060)	(0.16)
Income (loss) from continuing operations	(705)	(0.02)	5,045	0.11
Adjustments (pre-tax)
Strategic initiatives	(1,342)		-
Airlaid capacity expansion costs	867		2,581
Cost optimization	-		250
Timberland sales and related costs	(249)		(114)
Total adjustments (pre-tax)	(724)		2,717
Income taxes (1)	622		(123)
U.S. Tax Reform	612		-
Total after-tax adjustments	510	0.01	2,594	0.06
Adjusted earnings (loss)	$(195)	$-	$7,639	$0.17

(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated and the related impact of valuation allowances.

Business Unit Performance

Three months ended September 30			Advanced Airlaid		Other and
Dollars in millions	Composite Fibers		Materials		Unallocated		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$139.2	$142.3	$70.7	$67.8	$—	$—	$209.9	$210.1
Cost of products sold	116.8	115.0	62.3	57.2	0.9	0.5	180.0	172.7
Gross profit (loss)	22.4	27.3	8.4	10.6	(0.9)	(0.5)	29.9	37.4
SG&A	10.5	10.9	2.9	2.4	12.4	13.8	25.8	27.1
(Gains) losses on dispositions of plant, equipment and timberlands, net	—	—	—	—	(0.2)	(0.1)	(0.2)	(0.1)
Total operating income (loss)	11.9	16.4	5.5	8.2	(13.1)	(14.2)	4.3	10.4
Non-operating expense	—	—	—	—	(1.6)	(3.7)	(1.6)	(3.7)
Income (loss) before income taxes	$11.9	$16.4	$5.5	$8.2	$(14.7)	$(17.9)	$2.8	$6.7
Supplementary Data
Net tons sold (thousands)	37.4	39.7	24.0	23.8	—	—	61.5	63.5
Depreciation, depletion and amortization	$7.1	$7.1	$3.4	$2.5	$1.0	$0.6	$11.5	$10.2
Capital expenditures	3.0	3.8	1.9	12.6	1.3	4.6	6.2	21.0

The sum of individual amounts set forth above may not agree to the condensed consolidated financial statements included herein due to rounding

GLATFELTER

09.30.18 Form 10-Q

Sales and Costs of Products Sold

	Three months ended September 30
In thousands	2018	2017	Change
Net sales	$209,855	$210,120	$(265)
Costs of products sold	179,983	172,745	7,238
Gross profit	$29,872	$37,375	$(7,503)
Gross profit as a percent of Net sales	14.2%	17.8%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended September 30
Percent of Total	2018	2017
Business Unit
Composite Fibers	66.3%	67.7%
Advanced Airlaid Material	33.7	32.3
Total	100.0%	100.0%

Net sales totaled $209.9 million and $210.1 million in the third quarters of 2018 and 2017, respectively.

Composite Fibers’ net sales declined $3.2 million, or 2.2%, due to a 5.8% decline in shipping volumes. Higher average selling prices totaling $2.2 million offset a $2.0 million impact of unfavorable currency translation.

Composite Fibers’ third quarter of 2018 operating income decreased to $11.9 million, a decrease of $4.3 million compared to the year ago quarter.  Operating results were adversely impacted by $4.7 million of higher input costs, primarily due to significantly higher woodpulp prices which more than offset the increase in selling prices. Currency translation unfavorably impacted results by $1.8 million. The primary drivers are summarized in the following chart:

Advanced Airlaid Materials’ net sales increased $2.9 million in the quarter-over-quarter comparison due to $2.0 million from higher selling prices.  Shipping volumes increased 1.0% primarily due to continued growth of personal hygiene and wipes products.

Advanced Airlaid Materials’ operating income totaled $5.5 million compared with $8.2 million in the third quarter of 2017. The third-quarter 2018 operating income was impacted by $1.2 million of depreciation expense related to the investment in the Fort Smith facility and the impact of higher operating costs from the new facility. The primary drivers are summarized in the following chart:

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance totaled $13.1 million in the third quarter of 2018 compared with $14.2 million in the third quarter of 2017. The decrease in Other and Unallocated expenses excluding the impact of gains from timberland sales in 2018, primarily related to the completion in 2017 of cost optimization actions and lower costs related to Advanced Airlaid Materials capacity expansion. Corporate shared services costs totaling $6.9 million and $7.2 million for the third quarter of 2018 and 2017, respectively, previously included in Specialty Papers’ segment results are required to be included in income from continuing operations.

Income Taxes For the third quarter of 2018, on continuing operations we recorded a $3.5 million provision for income tax on pre-tax income of $2.8 million. The comparable amounts in the third quarter of 2017 were $1.7 million of tax provision on pre-tax income of $6.7 million. The current quarter’s tax provision includes a deferred tax detriment of $0.9 million primarily from a state tax law change. The prior year’s tax provision includes a benefit of $2.4 million primarily from a tax loss carryback opportunity and the release of U.S. tax reserves due to the lapse of statute of limitations.

GLATFELTER

09.30.18 Form 10-Q

Foreign Currency The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the third quarter of 2018.

In thousands	Three months ended September 30, 2018
Favorable (unfavorable)
Net sales	$(2,346)
Costs of products sold	(285)
SG&A expenses	106
Income taxes and other	12
Net loss	$(2,513)

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

	Nine months ended September 30
In thousands	2018	2017
Cash and cash equivalents at
beginning of period	$116,219	$55,444
Cash provided (used) by
Operating activities	(16,212)	20,501
Investing activities	(30,150)	(57,869)
Financing activities	148,316	72,654
Effect of exchange rate
changes on cash	(3,931)	5,448
Change in cash and cash equivalents from discontinued operations	19,828	(11,891)
Net cash provided	117,851	28,843
Cash and cash equivalents at
end of period	$234,070	$84,287

At September 30, 2018, we had $234.1 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Unremitted earnings of our foreign subsidiaries as of January 1, 2018 and forward are deemed to be indefinitely reinvested and therefore no U.S. tax liability is reflected in the accompanying condensed consolidated financial statements. Substantially all of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes.

Cash used by operating activities in the first nine months of 2018 totaled $16.2 million compared with cash provided by operating activities of $20.5 million in the same period a year ago primarily due to lower earnings and an increase in inventory.

Net cash used by investing activities decreased by $27.7 million in the year-over-year comparison due to lower capital expenditures driven by the completion of the airlaid capacity expansion in early 2018.

Net cash provided by financing activities totaled $148.3 million in the first nine months of 2018 compared with $72.7 million in the same period of 2017. The increase in cash provided by financing activities primarily reflects borrowings at the end of the third quarter of 2018 to finance the $186 million acquisition of Georgia-Pacific’s European nonwovens business in Steinfurt, Germany, which closed October 1, 2018. The sale of the Specialty Papers business unit closed on October 31, 2018 and we received cash proceeds of approximately $323 million. We utilized this cash primarily to reduce outstanding debt under our revolving credit facility.

The following table sets forth our outstanding long-term indebtedness:

	September 30	December 31
In thousands	2018	2017
Revolving credit facility, due Mar. 2020	$345,962	$171,200
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	6,201	7,710
2.05% Term Loan, due Mar. 2023	27,802	33,607
1.30% Term Loan, due Jun. 2023	7,855	9,423
1.55% Term Loan, due Sep. 2025	9,928	11,390
Total long-term debt	647,748	483,330
Less current portion	(10,904)	(11,298)
Unamortized deferred issuance costs	(1,438)	(1,934)
Long-term debt, net of current portion	$635,406	$470,098

Our revolving credit facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 4.0x. As of September 30, 2018, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 2.9x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of September 30, 2018, we met all of the requirements of our debt covenants. The significant terms of the debt instruments

GLATFELTER

09.30.18 Form 10-Q

are more fully discussed in Item 1 - Financial Statements – Note 14.

Financing activities include cash used for common stock dividends. In the first nine months of 2018, we used $17.1 million of cash for dividends on our common stock compared with $16.8 million in the same period of 2017. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.

As more fully discussed in Item 1 - Financial Statements – Note 17 – Commitments, Contingencies and Legal Proceedings (“Note 17”), we are involved in the Lower Fox River in Wisconsin (the “Fox River”), an EPA Superfund site for which we remain potentially liable for certain response costs and long-term monitoring and maintenance related matters. Based on the recent developments more fully discussed in Note 17, it is conceivable the resolution of this matter may require us to spend in excess of $26 million in the foreseeable future. Although we are unable to determine with any degree of certainty the amount we may be required to spend, the recent developments provide greater clarity to the extent of such amounts.

We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt. However, as discussed in Note 17, an unfavorable outcome of the Fox River matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance-Sheet Arrangements As of September 30, 2018 and December 31, 2017, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

GLATFELTER

09.30.18 Form 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					September 30, 2018
Dollars in thousands	2018	2019	2020	2021	2022	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$197,917	$—	$—	$250,000	$250,633
At fixed interest rates – Term Loans	50,423	43,610	32,706	21,802	11,517	51,786	52,237
At variable interest rates	345,962	345,962	72,075	—	—	345,962	345,962
						$647,748	$648,832
Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	—	—
On fixed rate debt – Term Loans	1.89%	1.87%	1.85%	1.82%	1.76%
On variable rate debt	2.95%	2.95%	2.95%	—	—

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of September 30, 2018. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At September 30, 2018, we had $646.3 million of long-term debt, net of unamortized debt issuance costs, of which 53.5% was at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on LIBOR plus a margin. At September 30, 2018, the interest rate paid was approximately 2.95%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $3.5 million.

As part of our overall risk management practices, we enter into financial derivatives primarily designed to either i) hedge foreign currency risks associated with forecasted transactions – “cash flow hedges”; or ii) mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and foreign currency denominated receivables and payables – “foreign currency hedges.” For a more complete discussion of this activity, refer to Item 1 – Financial Statements – Note 16.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended September 30, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

09.30.18 Form 10-Q

PART II

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated.

10.1

First Amendment to Share Purchase Agreement by and among Buckeye Holdings GmbH, Georgia-Pacific Nonwovens LLC, and Glatfelter Gernsbach GmbH, a wholly-owned subsidiary of P. H. Glatfelter Company, filed herewith.

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.

32.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.

101.INS	XBRL Instance Document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, filed herewith.

101.CAL	XBRL Extension Calculation Linkbase, filed herewith.

101.DEF	XBRL Extension Definition Linkbase, filed herewith.

101.LAB	XBRL Extension Label Linkbase, filed herewith.

101.PRE	XBRL Extension Presentation Linkbase, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)

November 6, 2018

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

09.30.18 Form 10-Q