Form 10-Q
period 2019-03-31
GLATFELTER P H CO
filed 2019-04-30
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Common Stock outstanding on April 25, 2019 totaled 44,058,227 shares.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

March 31, 2019

Table of Contents

Page	Page

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31
In thousands, except per share	2019	2018
Net sales	$229,133	$211,207
Costs of products sold	193,516	174,647
Gross profit	35,617	36,560
Selling, general and administrative expenses	24,622	29,931
Gains on dispositions of plant, equipment and timberlands, net	(669)	(1,116)
Operating income	11,664	7,745
Non-operating income (expense)
Interest expense	(4,746)	(3,450)
Interest income	505	54
Other, net	(962)	(323)
Total non-operating expense	(5,203)	(3,719)
Income from continuing operations before income taxes	6,461	4,026
Income tax provision	1,858	1,762
Income from continuing operations	4,603	2,264

Discontinued operations:
Income before income taxes	714	4,459
Income tax provision	31	1,007
Income from discontinued operations	683	3,452
Net income	$5,286	$5,716

Basic earnings per share
Income from continuing operations	$0.10	$0.05
Income from discontinued operations	0.02	0.08
Basic earnings per share	$0.12	$0.13

Diluted earnings per share
Income from continuing operations	$0.10	$0.05
Income from discontinued operations	0.02	$0.08
Diluted earnings per share	$0.12	$0.13

Cash dividends declared per common share	$0.13	$0.13

Weighted average shares outstanding
Basic	44,027	43,700
Diluted	44,279	44,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

03.31.19 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31
In thousands	2019	2018
Net income	$5,286	$5,716
Foreign currency translation adjustments	(5,163)	12,747
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes
of $(834) and $583, respectively	2,222	(1,802)
Unrecognized retirement obligations, net of taxes
of $(145) and $(977), respectively	846	3,075
Other comprehensive income (loss)	(2,095)	14,020
Comprehensive income	$3,191	$19,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

03.31.19 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31	December 31
In thousands	2019	2018
Assets
Cash and cash equivalents	$76,666	$142,685
Accounts receivable, net	129,200	119,772
Inventories	184,870	173,411
Prepaid expenses and other current assets	40,189	33,418
Total current assets	430,925	469,286

Plant, equipment and timberlands, net	544,758	556,044
Goodwill	151,918	153,463
Intangible assets, net	89,886	93,614
Other assets	80,378	67,347
Total assets	$1,297,865	$1,339,754

Liabilities and Shareholders' Equity
Current portion of long-term debt	$19,852	$10,785
Accounts payable	120,033	120,701
Dividends payable	5,732	5,719
Environmental liabilities	5,047	23,000
Other current liabilities	70,985	72,597
Total current liabilities	221,649	232,802

Long-term debt	370,574	400,962
Deferred income taxes	77,291	78,651
Other long-term liabilities	92,163	88,441
Total liabilities	761,677	800,856

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	60,565	62,239
Retained earnings	769,857	770,305
Accumulated other comprehensive loss	(139,535)	(137,440)
	691,431	695,648
Less cost of common stock in treasury	(155,243)	(156,750)
Total shareholders’ equity	536,188	538,898
Total liabilities and shareholders’ equity	$1,297,865	$1,339,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

03.31.19 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31
In thousands	2019	2018
Operating activities
Net income	$5,286	$5,716
Income from discontinued operations, net of taxes	(683)	(3,452)

Adjustments to reconcile to net cash used by continuing operations:
Depreciation, depletion and amortization	12,788	11,336
Amortization of debt issue costs and original issue discount	1,236	290
Deferred income tax benefit	(1,240)	(3,251)
Gains on dispositions of plant, equipment and timberlands, net	(669)	(1,116)
Share-based compensation	477	1,841
Change in operating assets and liabilities
Accounts receivable	(10,364)	(5,714)
Inventories	(13,233)	(15,060)
Prepaid and other current assets	(4,149)	(3,263)
Accounts payable	2,066	3,261
Accruals and other current liabilities	(15,956)	1,658
Other	296	605
Net cash used by operating activities from continuing operations	(24,145)	(7,149)

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(5,865)	(20,068)
Proceeds from disposals of plant, equipment and timberlands, net	689	1,157
Acquisition, net of cash acquired	(1,974)	—
Other	(90)	(28)
Net cash used by investing activities from continuing operations	(7,240)	(18,939)

Financing activities
Net (repayments) borrowings under revolving credit facility	(11,488)	25,388
Repayment of 5.375% Notes	(250,000)	—
Proceeds from term loans	248,644	—
Payments of borrowing costs	(1,757)	—
Repayment of term loans	(2,646)	(2,902)
Payments of dividends	(5,720)	(5,679)
Payments related to share-based compensation awards and other	(644)	(965)
Net cash provided (used) by financing activities from continuing operations	(23,611)	15,842
Effect of exchange rate changes on cash	(658)	2,458
Net decrease in cash and cash equivalents	(55,654)	(7,788)
Change in cash and cash equivalents from discontinued operations	(10,365)	8,846
Cash and cash equivalents at the beginning of period	142,685	116,219
Cash and cash equivalents at the end of period	$76,666	$117,277

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$5,989	$—
Income taxes, net	2,956	2,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

03.31.19 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

In thousands	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2018	$544	$62,594	$948,411	$(140,675)	$(161,946)	$708,928
Reclassisfication pursuant to ASU No. 2018-02			22,298	(22,298)		—
Net income			5,716			5,716
Other comprehensive income				14,020		14,020
Comprehensive income						19,736
Cash dividends declared ($0.13 per share)			(5,689)			(5,689)
Share-based compensation expense		1,982				1,982
Delivery of treasury shares
RSUs and PSAs		(1,160)			685	(475)
Employee stock options exercised — net		(1,057)			567	(490)
Balance at March 31, 2018	$544	$62,359	$970,736	$(148,953)	$(160,694)	$723,992

Balance at January 1, 2019	$544	$62,239	$770,305	$(137,440)	$(156,750)	$538,898
Net income			5,286			5,286
Other comprehensive loss				(2,095)		(2,095)
Comprehensive income						3,191
Cash dividends declared ($0.13 per share)			(5,734)			(5,734)
Share-based compensation expense		477				477
Delivery of treasury shares
RSUs and PSAs		(992)			670	(322)
Employee stock options exercised — net		(1,159)			837	(322)
Balance at March 31, 2019	$544	$60,565	$769,857	$(139,535)	$(155,243)	$536,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

03.31.19 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION

P. H. Glatfelter Company and subsidiaries is a leading global supplier of high-quality, innovative and customizable solutions found in tea and single-serve coffee filtration, personal hygiene and packaging products, as well as home improvement and industrial applications. We are headquartered in York, Pennsylvania, and operate facilities in the United States, Canada, Germany, France, the United Kingdom and the Philippines. We have sales and distribution offices in the U.S., Europe, Russia and China and our products are marketed worldwide, either directly to customers or through brokers and agents. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to P. H. Glatfelter Company and subsidiaries unless the context indicates otherwise.

2.	ACCOUNTING POLICIES

Basis of Presentation The unaudited condensed consolidated financial statements (“financial statements”) include the accounts of Glatfelter and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

We prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. In our opinion, the financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. When preparing these financial statements, we have assumed you have read the audited consolidated financial statements included in our 2018 Annual Report on Form 10-K.

Discontinued Operations The results of operations for our Specialty Papers Business Unit have been classified as discontinued operations for all periods presented in the condensed consolidated statements of income.

Accounting Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Management believes the estimates and assumptions used in the preparation of these financial statements are reasonable, based upon currently available facts and known circumstances, but recognizes actual results may differ from those estimates and assumptions.

Recently Issued Accounting Pronouncements   In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 842”). This ASU requires organizations to recognize on its balance sheet the assets and liabilities for the rights and obligations created by leases. We adopted ASU 842 as of January 1, 2019 and elected to follow a modified retrospective method which permitted us to adopt the standard without restating previously reported periods. As a result of adopting ASU 842, we recorded a right of use asset and corresponding lease obligation of approximately $14.1 million.  Refer to Note 14 “Leases” for additional information.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities" (“ASU No. 2017-12”), which simplifies the application of hedge accounting and more closely aligns hedge accounting with an entity’s risk management strategies. ASU No. 2017-12 also amends the manner in which hedge effectiveness may be performed and changes the presentation of hedge ineffectiveness in the financial statements. We adopted ASU No. 2017-12 effective January 1, 2019 but it had an insignificant effect on our results of operations and financial position.

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

03.31.19 Form 10-Q

3.	ACQUISITION

On October 1, 2018, we completed our acquisition of Georgia-Pacific’s European nonwovens business (the “GP Business”) for $186 million including a working capital adjustment and  post-closing purchase price adjustments of $2.0 million.

The acquisition consisted of Georgia-Pacific’s operations located in Steinfurt, Germany, along with sales offices located in France and Italy.  The Steinfurt facility produces high-quality airlaid products for the table-top, wipes, hygiene, food pad, and other nonwoven materials markets, competing in the marketplace with nonwoven technologies and substrates, as well as other materials focused primarily on consumer based end-use applications.  The facility is a state-of-the-art, 32,000-metric-ton-capacity manufacturing facility that employs approximately 220 people. Steinfurt’s results were reported prospectively from the acquisition date as part of our Advanced Airlaid Materials business unit.

We financed the transaction through a combination of cash on hand and borrowings under our revolving credit facility.

The preliminary allocation set forth in the following table is based on all information available to us at the present time and is subject to change.  In the event new information, primarily related to the finalization of the values of certain intangible assets, becomes available, the measurement of the amounts of goodwill reflected may be affected.  The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

In thousands	Preliminary Allocation
Assets
Cash and cash equivalents	$7,540
Accounts receivable	13,277
Inventory	11,133
Prepaid and other current assets	290
Plant, equipment and timberlands	66,167
Intangible assets	43,573
Goodwill	75,349
Total assets	217,329
Liabilities
Accounts payable	8,577
Deferred tax liabilities	19,119
Other long term liabilities	1,162
Total liabilities	28,858
Total	188,471
less cash acquired	(7,540)
Total purchase price	$180,931

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

The following table summarizes unaudited pro forma financial information as if the acquisition occurred as of January 1, 2018:

Three months ended March 31, 2018
In thousands, except per share	(unaudited)
Pro forma
Net sales	$237,286
Income from continuing operations	3,901
Income per share from continuing operations	0.09

GLATFELTER

03.31.19 Form 10-Q

4.	REVENUE

The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended March 31
In thousands	2019	2018
Composite Fibers
Food & beverage	$71,453	$70,397
Wallcovering	18,550	28,132
Technical specialties	19,288	20,958
Composite laminates	8,475	9,398
Metallized	10,951	12,713
	128,717	141,598
Advanced Airlaid Materials
Feminine hygiene	54,988	48,473
Specialty wipes	17,332	7,767
Table top	13,331	2,065
Adult incontinence	5,488	4,432
Home care	3,964	4,027
Other	5,313	2,845
	100,416	69,609

TOTAL	$229,133	$211,207

	Three months ended March 31
In thousands	2019	2018
Composite Fibers
Europe, Middle East and Africa	$77,914	$94,782
Americas	31,640	24,048
Asia Pacific	19,163	22,768
	128,717	141,598

Advanced Airlaid Materials
Europe, Middle East and Africa	54,439	36,228
Americas	44,334	32,815
Asia Pacific	1,643	566
	100,416	69,609

TOTAL	$229,133	$211,207

GLATFELTER

03.31.19 Form 10-Q

5.	DISCONTINUED OPERATIONS

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

The following table sets forth a summary of discontinued operations included in the condensed consolidated statements of income:

	Three months ended March 31
In thousands	2019	2018
Net sales	$—	$199,438
Energy and related sales, net	—	1,429
Total revenues	—	200,867
Costs of products sold	—	188,521
Gross profit	—	12,346
Selling, general and administrative expenses	(714)	7,132
Gains on dispositions of plant, equipment and timberlands, net	—	(438)
Operating income	714	5,652
Non-operating income (expense)
Interest expense	—	(1,745)
Other, net	—	552
Income before income taxes	714	4,459
Income tax provision (benefit)	(31)	1,007
Income from discontinued operations	$683	$3,452

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

The following table sets forth a summary of cash flows from discontinued operations which is included in the condensed consolidated statements of cash flows:

	Three months ended March 31
In thousands	2019	2018
Net cash provided (used) by operating activities	$(8,931)	$14,808
Net cash provided (used) by investing activities	(1,434)	(5,962)
Net cash provided by financing activities	-	-
Change in cash and cash equivalents from discontinued operations	$(10,365)	$8,846

GLATFELTER

03.31.19 Form 10-Q

6.	GAINS ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS

During the first three months of 2019 and 2018 we completed the following sales of timberlands and other assets:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2019
Timberlands	218	$475	$458
Other	n/a	214	211
Total		$689	$669
2018
Timberlands	426	$1,156	$1,115
Other	n/a	1	1
Total		$1,157	$1,116

7.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”) from continuing operations:

	Three months ended March 31
In thousands, except per share	2019	2018
Income from continuing operations	$4,603	$2,264
Weighted average common shares
outstanding used in basic EPS	44,027	43,700
Effect of dilutive SOSARs,
PSAs and RSUs	252	867
Weighted average common shares
outstanding and common share
equivalents used in diluted EPS	44,279	44,567

Earnings per share from continuing operations
Basic	$0.10	$0.05
Diluted	0.10	0.05

The numerator used to compute income per share from discontinued operations was $0.683 million and $3.452 million for the first three months of 2019 and 2018, respectively.  The denominator used to compute per share amounts of loss from discontinued operations is the same as the denominator used for per share amounts of income from continuing operations.

The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the periods indicated, because their effect would be anti-dilutive:

	March 31
In thousands	2019	2018
Three months ended	1,582	587

GLATFELTER

03.31.19 Form 10-Q

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months ended March 31, 2019 and 2018.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total

Balance at January 1, 2019	$(69,622)	$2,199	$(71,431)	$1,414	$(137,440)
Other comprehensive income (loss) before reclassifications (net of tax)	(4,805)	2,641	—	—	(2,164)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(419)	621	(133)	69
Net current period other comprehensive income (loss)	(4,805)	2,222	621	(133)	(2,095)
Balance at March 31, 2019	$(74,427)	$4,421	$(70,810)	$1,281	$(139,535)

Balance at January 1, 2018	$(41,839)	$(4,092)	$(98,295)	$3,551	$(140,675)
Amount reclassified for adoption of ASU No. 2018-02			(23,297)	999	$(22,298)
Balance as adjusted at January 1, 2018	$(41,839)	$(4,092)	$(121,592)	$4,550	$(162,973)
Other comprehensive income (loss) before reclassifications (net of tax)	$12,747	(3,217)	—	—	9,530
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	1,415	3,164	(89)	4,490
Net current period other comprehensive income (loss)	12,747	(1,802)	3,164	(89)	14,020
Balance at March 31, 2018	$(29,092)	$(5,894)	$(118,428)	$4,461	$(148,953)

Reclassifications out of accumulated other comprehensive income and into the condensed consolidated statements of income were as follows:

	Three months ended March 31
In thousands	2019	2018
Description			Line Item in Statements of Income
Cash flow hedges (Note 17)
(Gains) losses on cash flow hedges	$(585)	$1,959	Costs of products sold
Tax expense (benefit)	166	(544)	Income tax provision
Net of tax	(419)	1,415
Retirement plan obligations (Note 11)
Amortization of deferred benefit pension plans
Prior service costs	34	5	Other, net
Actuarial losses	775	2,060	Other, net
Discontinued operations amortization of defined benefit pension plans	—	2,104	Discontinued operations
	809	4,169
Tax benefit	(188)	(1,005)	Income tax provision
Net of tax	621	3,164
Amortization of deferred benefit other plans
Prior service costs	(2)	—	Other, net
Actuarial gains	(173)	(16)	Other, net
Discontinued operations amortization of defined benefit other plans	—	(102)	Discontinued operations
	(175)	(118)
Tax expense	42	29	Income tax provision
Net of tax	(133)	(89)
Total reclassifications, net of tax	$69	$4,490

GLATFELTER

03.31.19 Form 10-Q

9.	INCOME TAXES

 Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

We elect to account for the tax associated with the Global Intangible Low-Taxed Income (GILTI) provision of the 2017 Tax Cuts and Jobs Act in the period in which it is incurred.  The GILTI provisions require entities to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets.

For the three months ended March 31, 2019, our effective tax rate increased by approximately 8% as a result of the GILTI provisions due to our U.S. federal tax loss carryforward position, which restricts our ability to recognize the associated foreign tax credits and a deduction of up to 50% of the GILTI income. Due to our U.S. federal tax loss carryforward position, there is no impact to cash taxes related to the GILTI provisions.

In the first quarter of 2019, we recorded an additional valuation allowance with a tax impact of $0.2 million against our net deferred tax assets primarily due to uncertainty regarding the ability to utilize federal net operating losses and credit carryforwards.  In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis.  Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of the evidence indicated it is more likely than not that the deferred tax assets will not be realized.

As of March 31, 2019 and December 31, 2018, we had $29.9 million and $29.6 million, respectively, of gross unrecognized tax benefits. As of March 31, 2019, if such benefits were to be recognized, approximately $19.9 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2015 - 2018	N/A
State	2014 - 2018	N/A
Canada(1)	2011-2013; 2018	2014 - 2017
Germany(1)	2016 - 2018	2012 - 2015
France	2018	2015 - 2017
United Kingdom	2017 - 2018	N/A
Philippines	2015, 2018	2016, 2017

(1)	includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $6.3 million. Substantially all this range relates to tax positions taken in Germany and the U.S.

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	Three months ended March 31
In millions	2019	2018
Interest expense (income)	$0.1	$0.1
Penalties	—	—

	March 31	December 31
	2019	2018
Accrued interest payable	$1.2	$1.1

GLATFELTER

03.31.19 Form 10-Q

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

Restricted Stock Units (“RSU”) and Performance Share Awards (“PSAs”) Awards of RSUs and PSAs are made under our LTIP. The RSUs vest on the passage of time, generally on a graded scale over a three, four, and five-year period, or in certain instances the RSUs were issued with five-year cliff vesting. PSAs are issued to participants and vesting is based on achievement of cumulative financial performance targets covering a two-year period followed by an additional one-year service period. In addition, beginning in 2018, PSA awards include a modifier based on our three-year total shareholder return (“TSR”) relative to the TSR of the S&P SmallCap 600 Index. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. In addition, the number of shares earned may be further increased or decreased based on our TSR relative to the S&P SmallCap 600 Index.

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

The following table summarizes RSU and PSA activity during periods indicated:

Units	2019	2018
Balance at January 1,	756,786	929,386
Granted	384,766	312,555
Forfeited	(122,444)	(70,719)
Shares delivered	(67,646)	(69,372)
Balance at March 31,	951,462	1,101,850

The amount granted in 2019 and 2018 includes 214,899 and 181,653, respectively, of PSAs exclusive of reinvested dividends.

The following table sets forth aggregate RSU and PSA compensation expense included in continuing operations for the periods indicated:

	March 31
In thousands	2019	2018
Three months ended	$434	$1,665

Stock Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period and have a term of ten years. No SOSARs were awarded since 2016.

The following table sets forth information related to outstanding SOSARS:

	2019		2018
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	2,334,742	$18.08	2,561,846	$17.87
Granted	—	—	—	—
Exercised	(283,060)	13.95	(138,423)	12.98
Canceled / forfeited	(258,439)	20.82	(20,994)	18.76
Outstanding at March 31,	1,793,243	$18.96	2,402,429	$18.14

The following table sets forth SOSAR compensation expense included in continuing operations for the periods indicated:

	March 31
In thousands	2019	2018
Three months ended	$43	$176

GLATFELTER

03.31.19 Form 10-Q

11.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans included in continuing operations.

	Three months ended March 31
In thousands	2019	2018
Pension Benefits
Service cost	$484	$594
Interest cost	3,450	3,241
Expected return on plan assets	(3,696)	(5,531)
Amortization of prior service cost	34	5
Amortization of unrecognized loss	775	2,060
Total net periodic benefit cost	$1,047	$369

Other Benefits
Service cost	$9	$15
Interest cost	84	80
Amortization of prior service credit	(2)	—
Amortization of actuarial gain	(173)	(16)
Total net periodic benefit cost	$(82)	$79

In April 2019, we informed participants our qualified pension plan benefits would be frozen as of May 31, 2019 and the plan would be terminated June 30, 2019.  We intend to replace this benefit for active employees with an enhanced defined contribution plan.

12.	INVENTORIES

Inventories, net of reserves, were as follows:

	March 31	December 31
In thousands	2019	2018
Raw materials	$53,590	$50,205
In-process and finished	93,125	84,894
Supplies	38,155	38,312
Total	$184,870	$173,411

13.	CAPITALIZED INTEREST

The following table sets forth details of interest incurred, capitalized and expensed included in continuing operations:

	Three months ended March 31
In thousands	2019	2018
Interest cost incurred	$4,746	$3,846
Interest capitalized	-	396
Interest expense	$4,746	$3,450

Capitalized interest relates to spending for the Airlaid capacity expansion project.

14.	LEASES

We enter into a variety of arrangements in which we are the lessee for the use of automobiles, forklifts and other production equipment, production facilities, warehouses and office space.  We determine if an arrangement contains a lease at inception.  All our lease arrangements are operating leases and are recorded in the condensed consolidated balance sheet under the caption “Other assets” and “Other long-term liabilities.”  We currently do not have any finance leases.

Operating lease right of use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received.  We use our incremental borrowing rate based on information available at the commencement date in determining the lease liabilities as our leases generally do not provide an implicit rate.  Lease terms may include options to extend or terminate when we are reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.

We also have arrangements with both lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company’s real estate and automobile leases. We elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for arrangements less than twelve months in duration.

At March 31, 2019, the ROU assets and corresponding lease obligation included in our condensed consolidated balance sheet totaled $13.1 million and had a weighted average remaining maturity of 3.3 years.  The weighted average discount rate used to value the leases at inception was 3.09%.  We recognized $1.6 million of operating lease expense during the quarter ended March 31, 2019.

The following table sets forth required minimum lease payments for the periods indicated:

	March 31	December 31
In thousands	2019	2018
2019	$3,978	$5,020
2020	4,336	3,861
2021	2,942	2,515
2022	1,559	1,426
2023	531	584
Thereafter	347	383

GLATFELTER

03.31.19 Form 10-Q

15.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	March 31	December 31
In thousands	2019	2018
Revolving credit facility, due Mar. 2020	$—	$114,495
Revolving credit facility, due Feb. 2024	101,115
5.375% Notes, due Oct. 2020	—	250,000
Term loan, due Feb. 2024	247,170	—
2.40% Term Loan, due Jun. 2022	5,216	5,725
2.05% Term Loan, due Mar. 2023	23,987	25,972
1.30% Term Loan, due Jun. 2023	6,821	7,361
1.55% Term Loan, due Sep. 2025	8,947	9,470
Total long-term debt	393,256	413,023
Less current portion	(19,852)	(10,785)
Unamortized deferred issuance costs	(2,830)	(1,276)
Long-term debt, net of current portion	$370,574	$400,962

On February 8, 2019, we entered into an amended and restated $400 million Revolving Credit Facility and a €220 million Term Loan with a consortium of banks (together, the “Credit Agreement”). The proceeds of the Term Loan due Feb. 2024 were used to redeem in its entirety the 5.375% Notes.  The principal amount of the Term Loan amortizes in consecutive quarterly installments of principal, with each such quarterly installment to be in an amount equal to 1.25% of the Term Loan funded, commencing on July 1, 2019 and continuing quarterly thereafter.  The €220 million Term Loan is designated as a net investment hedge of our Euro functional currency foreign subsidiaries.  During the first quarter of 2019, we recognized a pre-tax gain of $1.5 million from changes in currency exchange rates through Other Comprehensive Income (Loss).

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

The Credit Agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to EBITDA ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 4.0x provided that such ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition such as Steinfurt. As of March 31, 2019, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 3.5x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement.

All remaining principal outstanding and accrued interest under the Credit Agreement will be due and payable on February 8, 2024.

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

Each of the borrowings require quarterly repayments of principal and interest and provide for representations, warranties and covenants customary for financings of these types. The financial covenants contained in each of the IKB loans, which relate to the minimum ratio of consolidated EBITDA to consolidated interest expense and the maximum ratio of consolidated total net debt to consolidated adjusted EBITDA, are calculated by reference to our Credit Agreement.

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these condensed consolidated financial statements.

Letters of credit issued to us by certain financial institutions totaled $5.2 million as of March 31, 2019 and December 31, 2018. The letters of credit, which reduce amounts available under our Revolving Credit Facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

GLATFELTER

03.31.19 Form 10-Q

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	March 31, 2019		December 31, 2018
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$101,115	$101,115	$114,495	$114,495
Fixed-rate bonds	—	—	250,000	249,010
Term loan, due Feb. 2024	247,170	247,170	—	—
2.40% Term loan	5,216	5,310	5,725	5,836
2.05% Term loan	23,987	24,325	25,972	26,346
1.30% Term Loan	6,821	6,810	7,361	7,341
1.55% Term loan	8,947	8,974	9,470	9,453
Total	$393,256	$393,704	$413,023	$412,481

The values set forth above are based on observable inputs and other relevant market data (Level 2).  The fair value of financial derivatives is set forth below in Note 17.

17.	FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs or capital expenditures expected to be incurred. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of March 31, 2019, the maturity of currency forward contracts ranged from one month to 18 months.

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	March 31 2019	December 31 2018
Derivative
Sell/Buy - sell notional
Philippine Peso / British Pound	—	13,140
Philippine Peso / Euro	14,625	16,446
Euro / British Pound	15,103	15,250
U.S. Dollar / Euro	1,328	88

Sell/Buy - buy notional
Euro / Philippine Peso	1,037,683	1,069,006
British Pound / Philippine Peso	964,867	980,137
Euro / U.S. Dollar	94,646	76,417
U.S. Dollar / Canadian Dollar	34,304	35,154
British Pound / Euro	—	216

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

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	March 31 2019	December 31 2018
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	18,000	25,500
British Pound / Euro	3,000	2,000

Sell/Buy - buy notional
Euro / U.S. Dollar	15,000	11,000
British Pound / Euro	4,000	8,000

These contracts have maturities of one month from the date originally entered into.

GLATFELTER

03.31.19 Form 10-Q

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	March 31 2019	December 31 2018	March 31 2019	December 31 2018
	Prepaid Expenses and Other		Other
Balance sheet caption	Current Assets		Current Liabilities
Designated as hedging:
Forward foreign currency
exchange contracts	$6,002	$4,381	$722	$1,548
Not designated as hedging:
Forward foreign currency
exchange contracts	$289	$103	$380	$122

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

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended March 31
In thousands	2019	2018
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$585	$(1,959)

Ineffective portion – other – net	—	(322)
Not designated as hedging:
Forward foreign currency
exchange contracts:
Other – net	$292	$297

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss), before taxes, is as follows:

In thousands	2019	2018
Balance at January 1,	$3,004	$(5,640)
Deferred (losses) gains
on cash flow hedges	3,641	(4,344)
Reclassified to earnings	(585)	1,959
Balance at March 31,	$6,060	$(8,025)

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

18.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Fox River - Neenah, Wisconsin

Background. We previously reported we faced significant uncertainties associated with environmental claims arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River, on which our former Neenah facility was located, and in the Bay of Green Bay Wisconsin (collectively, the “Site”). We have resolved these uncertainties as described below.

Since the early 1990s, the United States, the State of Wisconsin (collectively, the “Governments”) and two Indian tribes have pursued the cleanup of a 39-mile stretch of river from Little Lake Butte des Morts into Green Bay and natural resource damages (“NRDs”).

The United States Environmental Protection Agency (“EPA”) has divided the Site into five “operable units”, including the most upstream portion of the Site on which our facility was located (“OU1”) and four downstream reaches of the river and bay (“OU2-5”).

The United States originally notified several entities that they were potentially responsible parties (“PRPs”). We, with

GLATFELTER

03.31.19 Form 10-Q

contributions of certain other PRPs, implemented the remedial action in OU1 under a consent decree with the Governments. That work is complete, other than on-going monitoring and maintenance.

For OU2-5, after giving effect to settlements reached with the Governments, the remaining PRPs exposed to continuing obligations to implement the remainder of the cleanup consisted of us, Georgia Pacific Consumer Products, L.P. (“Georgia Pacific”) and NCR Corporation (“NCR”). The majority of the work in OU 2-5 has been funded or conducted by parties other than us.  The cleanup is expected to continue at least  through 2019, followed by decommissioning and post-remediation long-term monitoring and maintenance.

In 2017, the United States entered into a consent decree with the State of Wisconsin, NCR, and Appvion under which NCR agreed to complete the remaining cleanup and both NCR and Appvion agreed not to seek to recover from us or anyone else any amounts they have spent or would spend, and we and others would be barred from seeking claims against NCR or Appvion. Under the consent decree, the Governments agreed to seek long term monitoring and maintenance in OU2-5 from us and Georgia Pacific; as the result of earlier settlements, Georgia Pacific was only responsible for that work in the most downstream three miles of the river (“OU4b”) and the bay of Green Bay (“OU5”).  The Governments agreed to seek their past and future oversight costs only from us.

We and Georgia Pacific had claims against each other to reallocate the costs that we had each incurred or would incur. In 2017, we entered into a settlement agreement with Georgia Pacific to settle these claims. Georgia Pacific agreed to implement the monitoring and maintenance in OU4b and OU5 and we agreed to monitoring and maintenance of all other upstream operable units. We paid Georgia Pacific $9.5 million in August 2017 in connection with this settlement.

After years of extensive and complex litigation,   in January 2019, we reached an agreement with the United States, the State of Wisconsin, and Georgia-Pacific to resolve all remaining claims among those parties. A consent decree (“Glatfelter consent decree”) documenting that agreement was entered in the federal district court on March 14, 2019. Under the Glatfelter consent decree, we paid $20.5 million to settle the United States’ and Wisconsin’s claims for response costs incurred by them prior to October 2018 and for NRDs. We also agreed to reimburse the governments for future oversight costs incurred over the next 30 years. We anticipate that a significant portion of the oversight costs will be incurred in the next few years while the remediation is being completed. Once finished, costs will be an order of magnitude lower in most years during the period of long-term monitoring and maintenance. In addition to our previous agreement to be responsible for long-term monitoring and maintenance of OU-1, under this consent decree, we agreed to be primarily responsible for long-term monitoring and maintenance in OU2-OU4a.

 Long term monitoring and maintenance will continue over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. In the first quarter of 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. We are permitted to pay for this contract using the remaining balance of an escrow account established by us and WTM I Company under the OU1 consent decree during any period that the balance in that account exceeds the amount due under our fixed-price contract. The difference at present is approximately $2 million. We are also required to secure the payment of that difference with a renewal letter of credit or another instrument in the interim.

Reserves for the Site.  Our reserve for past and future government oversight costs and long-term monitoring and maintenance is set forth below:

	Three months ended March 31
In thousands	2019	2018
Balance at January 1,	$45,001	$43,144
Payments	(20,535)	(2,536)
Reserve adjustment	(2,509)	—
Accretion	56	—
Balance at March 31,	$22,013	$40,608

Of our total reserve for the Fox River, $5.0 million is recorded in the accompanying March 31, 2019 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $17.0 million is recorded under the caption “Other long term liabilities.”  In connection with the court approval of our January 2019 consent decree, we reduced our reserve by $2.5 million and recorded the adjustment as a reduction in “Selling, general and administrative” expenses in the condensed consolidated statements of income.

GLATFELTER

03.31.19 Form 10-Q

19.	SEGMENT INFORMATION

The following tables set forth financial and other information by business unit for the period indicated:

Three months ended March 31			Advanced Airlaid		Other and
Dollars in millions	Composite Fibers		Materials		Unallocated		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$128.7	$141.6	$100.4	$69.6	$—	$—	$229.1	$211.2
Cost of products sold	106.6	114.7	86.0	59.7	0.9	0.2	193.5	174.6
Gross profit (loss)	22.1	26.9	14.4	9.9	(0.9)	(0.2)	35.6	36.6
SG&A	10.8	11.6	4.4	2.7	9.4	15.6	24.6	29.9
(Gains) losses on dispositions of plant, equipment and timberlands, net	—	—	—	—	(0.7)	(1.1)	(0.7)	(1.1)
Total operating income (loss)	11.3	15.3	10.0	7.2	(9.6)	(14.8)	11.7	7.7
Non-operating expense	—	—	—	—	(5.2)	(3.7)	(5.2)	(3.7)
Income (loss) before income taxes	$11.3	$15.3	$10.0	$7.2	$(14.8)	$(18.5)	$6.5	$4.0
Supplementary Data
Net tons sold (thousands)	31.5	36.3	33.2	23.8	—	—	64.7	60.1
Depreciation, depletion and amortization	$6.7	$7.4	$5.3	$2.8	$0.8	$1.1	$12.8	$11.3
Capital expenditures	3.2	5.1	2.2	13.2	0.5	1.8	5.9	20.1

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

03.31.19 Form 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Annual Report on Form 10-K.

Forward-Looking Statements This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for our products including the impact of unplanned market-related downtime, variations in product pricing, or product substitution;
ii.

the impact of competition, changes in industry production capacity, including the construction of new mills or new machines, the closing of mills and incremental changes due to capital expenditures or productivity increases;

iii.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;
iv.	geopolitical matters, including any impact to our operations from events in Russia, Ukraine and Philippines;
v.	our ability to develop new, high value-added products;
vi.	changes in the price or availability of raw materials we use, particularly woodpulp, pulp substitutes, synthetic pulp, and abaca fiber;
vii.	changes in energy-related prices and commodity raw materials with an energy component;
viii.	the impact of unplanned production interruption at our facilities or at any of our key suppliers;
ix.	disruptions in production and/or increased costs due to labor disputes;
x.	the gain or loss of significant customers and/or on-going viability of such customers;
xi.	the impact of war and terrorism;
xii.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities or changes in pre-tax income and its impact on the valuation of deferred taxes;
xiii.	enactment of adverse state, federal or foreign tax or other legislation or changes in government legislation, policy or regulation; and
xiv.	our ability to finance, consummate and integrate acquisitions.

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

GLATFELTER

03.31.19 Form 10-Q

RESULTS OF OPERATIONS

Three months ended March 31, 2019 versus the three months ended March 31, 2018

Overview For the first three months of 2019, we reported a net income of $5.3 million, or $0.12 per share compared with net income of $5.7 million and $0.13 per diluted share in the year earlier period.

On October 1, 2018, we acquired Georgia-Pacific’s European nonwovens business based in Steinfurt, Germany (“Steinfurt”). The results of Steinfurt, whose annual revenue approximates $99 million, are included prospectively from the date of acquisition. The former Specialty Papers business unit, which was sold on October 31, 2018, is classified as discontinued operations for all periods presented.

     The following table sets forth summarized consolidated results of operations:

	Three months ended March 31
In thousands, except per share	2019	2018
Net sales	$229,133	$211,207
Gross profit	35,617	36,560
Operating income	11,664	7,745
Continuing operations
Income	4,603	2,264
Earnings per share	0.10	0.05
Discontinued operations
Income from discontinued operations	683	3,452
Earnings per share	0.02	0.08
Net income	5,286	5,716
Earnings per share	$0.12	$0.13

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

Adjusted earnings from continuing operations for the first three months of 2019 were $7.3 million, or $0.16 per diluted share compared with $3.9 million, or $0.09 per diluted share, for the same period a year ago.  The improved results reflect i) growth in Advanced Airlaid Materials, as revenue and operating income each improved nearly 40%; ii) lower corporate costs in connection with cost reduction initiatives; and iii) a lower income tax rate.  Adjusted earnings consists of net income determined in accordance with GAAP adjusted to exclude the impact of the following:

Strategic initiatives. These adjustments primarily reflect one-time professional and legal fees incurred directly related to evaluating and executing certain strategic initiatives substantially related to acquisitions.

Airlaid capacity expansion costs. These adjustments reflect non-capitalized, one-time costs incurred related to the start-up of a new airlaid production facility in Fort Smith, Arkansas and implementation of a new business system.

Cost optimization actions. These adjustments reflect charges incurred in connection with initiatives to optimize the cost structure of Composite Fibers in response to changes in business conditions and costs related to the organizational change to a functional operating model.  The costs are primarily related to executive separation, other headcount reduction efforts, professional fees, asset write-offs and certain contract termination costs.

Debt refinancing costs. Represents a charge to write-off unamortized debt issuance costs in connection with the redemption of the Company’s $250 million, 5.375% Notes.

Fox River environmental matter. This adjustment reflects a decrease in the Company’s overall reserve included in income for the Fox River matter primarily due to the resolution of the litigation in the first quarter of 2019.

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

Adjusted earnings and adjusted earnings per share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures.  The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP.  The following table sets forth the reconciliation of net income to adjusted earnings for the three months ended March 31, 2019 and 2018:

GLATFELTER

03.31.19 Form 10-Q

	Three months ended March 31
	2019		2018
In thousands, except per share	Amount	EPS	Amount	EPS
Net income	$5,286	$0.12	5,716	$0.13
Exclude: Net income from discontinued operations	(683)	(0.02)	(3,452)	(0.08)
Income from continuing operations	4,603	0.10	2,264	(0.05)
Adjustments (pre-tax)
Strategic initiatives	107		468
Airlaid capacity expansion costs	1,014		3,033
Cost optimization actions	3,923		-
Debt refinancing	992		-
Fox River environmental matter	(2,509)		-
Timberland sales and related costs	(458)		(1,115)
Total adjustments (pre-tax)	3,069		2,386
Income taxes (1)	(389)		(566)
U.S. Tax Reform	-		(180)
Total after-tax adjustments	2,680	0.06	1,640	0.04
Adjusted earnings	$7,283	$0.16	$3,904	$0.09

(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated and the related impact of valuation allowances.

The sum of individual per share amounts set forth above may not agree to adjusted earnings per share due to rounding.

Business Unit Performance

Three months ended March 31			Advanced Airlaid		Other and
Dollars in millions	Composite Fibers		Materials		Unallocated		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$128.7	$141.6	$100.4	$69.6	$—	$—	$229.1	$211.2
Cost of products sold	106.6	114.7	86.0	59.7	0.9	0.2	193.5	174.6
Gross profit (loss)	22.1	26.9	14.4	9.9	(0.9)	(0.2)	35.6	36.6
SG&A	10.8	11.6	4.4	2.7	9.4	15.6	24.6	29.9
(Gains) losses on dispositions of plant,
equipment and timberlands, net	—	—	—	—	(0.7)	(1.1)	(0.7)	(1.1)
Total operating income (loss)	11.3	15.3	10.0	7.2	(9.6)	(14.8)	11.7	7.7
Non-operating expense	—	—	—	—	(5.2)	(3.7)	(5.2)	(3.7)
Income (loss) before income taxes	$11.3	$15.3	$10.0	$7.2	$(14.8)	$(18.5)	$6.5	$4.0
Supplementary Data
Net tons sold (thousands)	31.5	36.3	33.2	23.8	—	—	64.7	60.2
Depreciation, depletion and amortization	$6.7	$7.4	$5.3	$2.8	$0.8	$1.1	$12.8	$11.3
Capital expenditures	3.2	5.1	2.2	13.2	0.5	1.8	5.9	20.1

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

GLATFELTER

03.31.19 Form 10-Q

Sales and Costs of Products Sold

	Three months ended March 31
In thousands	2019	2018	Change
Net sales	$229,133	$211,207	$17,926
Costs of products sold	193,516	174,647	18,869
Gross profit	$35,617	$36,560	$(943)
Gross profit as a percent of Net sales	15.5%	17.3%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended March 31
Percent of Total	2019	2018
Business Unit
Composite Fibers	56.2%	67.0%
Advanced Airlaid Material	43.8	33.0
Total	100.0%	100.0%

Net sales totaled $229.1 million and $211.2 million in the first three months of 2019 and 2018, respectively.  The increase was primarily due to the Steinfurt acquisition and higher selling prices partially offset by unfavorable currency translation.  On a constant currency basis and excluding the Steinfurt acquisition, Advanced Airlaid Material’s net sales increased 19.2% and Composite Fibers’ decreased by 3.3%.

Composite Fibers’ net sales decreased $12.9 million, or 9.1% primarily due to a 13.2% decline in shipping volumes partially offset by higher average selling prices totaling $0.9 million.  Food and beverage shipping volumes were up 4.5% but were more than offset by declines in wallcover and metallized products which were lower by 27% and 22%, respectively.  Currency translation was unfavorable by $8.2 million.

Composite Fibers’ operating income for the first three months of 2019 totaled $11.3 million, a decrease of $3.9 million compared to the year-earlier quarter.   Lower shipping volumes and machine downtime to manage inventory levels impacted results by $2.9 million.  Higher raw material and energy prices of $5.3 million and costs related to the disruption in the supply of a key raw material were partially mitigated by $3.0 million in benefit from our cost reduction actions and lower depreciation.  Currency was $1.0 million favorable compared to the year-ago quarter reflecting hedging instruments that matured, more than offsetting the impact of a lower Euro translation rate.  The primary drivers are summarized in the following chart:

Advanced Airlaid Materials’ net sales increased $30.8 million, or 44.3%, primarily due to the Steinfurt acquisition and a 13.4% organic increase in shipping volumes reflecting growth in wipes, hygiene and table top products.  Higher average selling prices contributed $1.8 million and currency translation was unfavorable by $3.1 million.

Advanced Airlaid Materials’ operating income for the first three months of 2019 totaled $10.0 million, or 38.9% higher than the comparable period a year ago.  The increase was primarily due to higher shipping volumes which contributed $4.1 million.  Higher selling prices were offset by $2.1 million of higher raw material and energy costs.  Higher depreciation from the new capacity at Fort Smith negatively impacted income by $0.9 million.  The primary drivers are summarized in the following chart:

GLATFELTER

03.31.19 Form 10-Q

Other and Unallocated The amount of “Other and Unallocated” expense in our table of Business Unit Performance totaled $9.6 million in the first three months of 2019 compared with $14.8 million in the first three months of 2018. The decrease in Other and Unallocated expenses, excluding the impact of gains from timberland sales, primarily reflects reduced corporate costs, lower start-up costs related to the Advanced Airlaid Materials capacity expansion program and the reduction in our reserve for the Fox River matter. Other and Unallocated expenses during the first quarter of 2019, include $3.9 million costs related to cost optimization including changes in our business model and the associated executive separation.

Income taxes  In the first quarters of 2019 and 2018, we recorded an income tax provision of $1.9 million and $1.8 million, respectively, on income from continuing operations of $6.5 million and $4.0 million, respectively.  The lower effective tax rate in the first quarter of 2019 was primarily due to the closure of certain tax audits.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our euro denominated revenue exceeds euro expenses by an estimated €160 million. For the first three months of 2019, the average currency exchange rate was 1.14 dollar/euro compared with 1.23 in the same period of 2018. With respect to the British Pound Sterling, Canadian Dollar, and Philippine Peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first three months of 2019.

In thousands	Three months ended March 31, 2019
Favorable (unfavorable)
Net sales	$(11,286)
Costs of products sold	11,310
SG&A expenses	908
Income taxes and other	(107)
Net income	$825

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2019 were the same as 2018. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Discontinued Operations We completed the sale of our Specialty Papers business unit on October 31, 2018.  Its results of operations are reported as discontinued operations for all periods presented. For the three months ended March 31, 2019, we reported income from discontinued operations of $0.7 million compared with $3.4 million in the same quarter of 2018. The results for the first quarter of 2019 reflect a $1.3 million insurance settlement related to an equipment failure partially offset by professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant expenditures for new or enhanced equipment, to support our research and development efforts, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Three months ended March 31
In thousands	2019	2018
Cash and cash equivalents at
beginning of period	$142,685	$116,219
Cash provided (used) by
Operating activities	(24,145)	(7,149)
Investing activities	(7,240)	(18,939)
Financing activities	(23,611)	15,842
Effect of exchange rate
changes on cash	(658)	2,458
Change in cash and cash equivalents from discontinued operations	(10,365)	8,847
Net cash provided (used)	(66,019)	1,059
Cash and cash equivalents at
end of period	$76,666	$117,278

At March 31, 2019, we had $76.7 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Unremitted earnings of our foreign subsidiaries as of January 1, 2018 and forward are deemed to be indefinitely reinvested and therefore no U.S. tax liability is reflected in the accompanying condensed consolidated financial statements.  Approximately 60% of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes.

Cash used by operating activities in the first three months of 2019 totaled $24.1 million compared with $7.1 million in the same period a year ago.  The decrease was primarily due to a $20.5 million payment made in the first quarter of 2019 in connection with the resolution of the Fox River environmental matter.

GLATFELTER

03.31.19 Form 10-Q

Net cash used by investing activities decreased by $11.7 million in the year-over-year comparison due to lower capital expenditures driven by the completion of the airlaid capacity expansion in early 2018.

Net cash used by financing activities totaled $23.6 million in the first three months of 2019 compared with $15.8 million provided by financing activities in the same period of 2018. The increase in cash used by financing activities primarily reflects net additional borrowings under our revolving credit facility.

The following table sets forth our outstanding long-term indebtedness:

	March 31	December 31
In thousands	2019	2018
Revolving credit facility, due Mar. 2020	$—	$114,495
Revolving credit facility, due Feb. 2024	$101,115
5.375% Notes, due Oct. 2020	—	250,000
Term loan, due Feb. 2024	247,170	—
2.40% Term Loan, due Jun. 2022	5,216	5,725
2.05% Term Loan, due Mar. 2023	23,987	25,972
1.30% Term Loan, due Jun. 2023	6,821	7,361
1.55% Term Loan, due Sep. 2025	8,947	9,470
Total long-term debt	393,256	413,023
Less current portion	(19,852)	(10,785)
Unamortized deferred issuance costs	(2,830)	(1,276)
Long-term debt, net of current portion	$370,574	$400,962

In the first quarter of 2019, we significantly changed our debt capital structure. On February 8, 2019, we entered into a new credit facility with a consortium of financial institutions. The new five-year facility (the “2019 Facility”) replaces our then existing revolving credit facility and consists of a $400 million variable rate revolver and a €220 million, amortizing term loan. The other terms of the 2019 Facility are substantially similar to our previous revolving credit facility.  On February 28, 2019, we redeemed all outstanding 5.375% Notes with proceeds from the new term loan.

The 2019 Facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 4.0x provided that such ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition such as Steinfurt. As of March 31, 2019, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 3.5x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

Financing activities include cash used for common stock dividends. In both the first three months of 2019 and 2018, we used $5.7 million of cash for dividends on our common stock. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

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

Off-Balance-Sheet Arrangements As of March 31, 2019 and December 31, 2018, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

GLATFELTER

03.31.19 Form 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					March 31, 2019
Dollars in thousands	2019	2020	2021	2022	2023	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Term Loans	52,463	43,076	32,493	21,910	11,928	44,971	45,419
At variable interest rates	343,651	332,837	320,478	308,120	295,761	348,285	348,285
						$393,256	$393,704
Weighted-average interest rate
On fixed rate debt – Term Loans	1.88%	1.88%	1.86%	1.83%	1.77%
On variable rate debt	1.50%	1.50%	1.50%	1.50%	1.50%

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of March 31, 2019. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At March 31, 2019, we had $390.4 million of long-term debt, net of unamortized debt issuance costs, of which 89.2% was at variable interest rates. Variable-rate debt outstanding represents borrowings under the 2019 Facility including both revolving credit borrowings and the amortizing term loan.  Interest accrues based on LIBOR plus a margin. At March 31, 2019, the interest rate paid was approximately 1.50%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $3.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended March 31, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

03.31.19 Form 10-Q

PART II

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated.

10.1	Separation Agreement and General Release between John P. Jacunski and P. H. Glatfelter Company, filed herewith.

10.2	Consent Decree between P. H. Glatfelter Company, Georgia-Pacific Consumer Products LP, the United States of America and the State of Wisconsin, dated March 14, 2019, filed herewith.

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Samuel L. Hillard, Senior Vice President and Chief Financial Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.

32.2	Certification of Samuel L. Hillard, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.

101.INS	XBRL Instance Document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, filed herewith.

101.CAL	XBRL Extension Calculation Linkbase, filed herewith.

101.DEF	XBRL Extension Definition Linkbase, filed herewith.

101.LAB	XBRL Extension Label Linkbase, filed herewith.

101.PRE	XBRL Extension Presentation Linkbase, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)

April 30, 2019

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

03.31.19 Form 10-Q