Form 10-Q
period 2019-06-30
GLATFELTER P H CO
filed 2019-07-30
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

96 South George Street, Suite 520

York, Pennsylvania 17401

(Address of principal executive offices)

(717) 850-0170

(Registrant's telephone number, including area code)

Commission file number	Exact name of registrant as specified in its charter	IRS Employer Identification No.	State or other jurisdiction of incorporation or organization
1-03560	P. H. Glatfelter Company	23-0628360	Pennsylvania

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GLT	New York Stock Exchange

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

Common Stock outstanding on July 24, 2019 totaled 44,171,151 shares.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

June 30, 2019

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands, except per share	2019	2018	2019	2018
Net sales	$235,053	$215,742	$464,186	$426,949
Costs of products sold	197,553	182,443	391,069	357,090
Gross profit	37,500	33,299	73,117	69,859
Selling, general and administrative expenses	22,800	26,185	47,422	56,116
Gains on dispositions of plant, equipment and timberlands, net	(423)	(574)	(1,092)	(1,690)
Operating income	15,123	7,688	26,787	15,433
Non-operating income (expense)
Interest expense	(1,865)	(3,822)	(6,611)	(7,272)
Interest income	241	26	746	80
Other, net	(1,551)	(799)	(2,513)	(1,122)
Total non-operating expense	(3,175)	(4,595)	(8,378)	(8,314)
Income from continuing operations before income taxes	11,948	3,093	18,409	7,119
Income tax provision	5,655	1,813	7,513	3,575
Income from continuing operations	6,293	1,280	10,896	3,544

Discontinued operations:
Income (loss) before income taxes	(485)	(18,517)	229	(14,058)
Income tax provision (benefit)	(23)	(9,838)	8	(8,831)
Income (loss) from discontinued operations	(462)	(8,679)	221	(5,227)
Net income (loss)	$5,831	$(7,399)	$11,117	$(1,683)

Basic earnings per share
Income from continuing operations	$0.14	$0.03	$0.25	$0.08
Income (loss) from discontinued operations	(0.01)	(0.20)	0.01	(0.12)
Basic earnings (loss) per share	$0.13	$(0.17)	$0.26	$(0.04)

Diluted earnings (loss) per share
Income from continuing operations	$0.14	$0.03	$0.25	$0.08
Income (loss) from discontinued operations	(0.01)	(0.20)	—	(0.12)
Diluted earnings (loss) per share	$0.13	$(0.17)	$0.25	$(0.04)

Cash dividends declared per common share	$0.13	$0.13	$0.26	$0.26

Weighted average shares outstanding
Basic	44,140	43,770	44,084	43,735
Diluted	44,382	44,487	44,351	44,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

06.30.19 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands	2019	2018	2019	2018
Net income (loss)	$5,831	$(7,399)	$11,117	$(1,683)
Foreign currency translation adjustments	1,426	(33,223)	(3,379)	(20,476)
Net change in:
Deferred gains on cash flow hedges, net of taxes of $78, $(1,719), $(756) and $(1,136), respectively	21	4,549	2,243	2,747
Unrecognized retirement obligations, net of taxes of $(1,241), $(965), $(1,386) and $(1,942), respectively	4,352	3,021	4,840	6,096
Other comprehensive income (loss)	5,799	(25,653)	3,704	(11,633)
Comprehensive income (loss)	$11,630	$(33,052)	$14,821	$(13,316)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

06.30.19 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30	December 31
In thousands	2019	2018
Assets
Cash and cash equivalents	$58,945	$142,685
Accounts receivable, net	136,548	119,772
Inventories	192,123	173,411
Prepaid expenses and other current assets	42,758	33,418
Total current assets	430,374	469,286

Plant, equipment and timberlands, net	541,856	556,044
Goodwill	153,158	153,463
Intangible assets, net	88,882	93,614
Other assets	81,720	67,347
Total assets	$1,295,990	$1,339,754

Liabilities and Shareholders' Equity
Current portion of long-term debt	$23,238	$10,785
Accounts payable	115,241	120,701
Dividends payable	5,742	5,719
Environmental liabilities	6,867	23,000
Other current liabilities	74,059	72,597
Total current liabilities	225,147	232,802

Long-term debt	361,792	400,962
Deferred income taxes	78,968	78,651
Other long-term liabilities	86,964	88,441
Total liabilities	752,871	800,856

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	59,920	62,239
Retained earnings	769,940	770,305
Accumulated other comprehensive loss	(133,736)	(137,440)
	696,668	695,648
Less cost of common stock in treasury	(153,549)	(156,750)
Total shareholders’ equity	543,119	538,898
Total liabilities and shareholders’ equity	$1,295,990	$1,339,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

06.30.19 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30
In thousands	2019	2018
Operating activities
Net income (loss)	$11,117	$(1,683)
(Income) loss from discontinued operations, net of taxes	(221)	5,227

Adjustments to reconcile to net cash used by continuing operations:
Depreciation, depletion and amortization	25,520	23,195
Amortization of debt issue costs and original issue discount	1,380	580
Deferred income tax benefit	(143)	(3,437)
Gains on dispositions of plant, equipment and timberlands, net	(1,092)	(1,690)
Share-based compensation	1,638	3,505
Change in operating assets and liabilities
Accounts receivable	(17,004)	(14,791)
Inventories	(19,513)	(29,040)
Prepaid and other current assets	(6,593)	(760)
Accounts payable	(3,465)	1,824
Accruals and other current liabilities	(12,258)	(6,471)
Other	1,349	(332)
Net cash used by operating activities from continuing operations	(19,285)	(23,873)

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(10,633)	(25,937)
Proceeds from disposals of plant, equipment and timberlands, net	1,116	1,804
Acquisition, net of cash acquired	(1,974)	—
Other	(90)	(68)
Net cash used by investing activities from continuing operations	(11,581)	(24,201)

Financing activities
Net (repayments) borrowings under revolving credit facility	(19,294)	46,660
Repayment of 5.375% Notes	(250,000)	—
Proceeds from term loans	248,644	—
Payments of borrowing costs	(2,170)	—
Repayment of term loans	(5,326)	(5,647)
Payments of dividends	(11,452)	(11,368)
Payments related to share-based compensation awards and other	(755)	(980)
Net cash provided (used) by financing activities from continuing operations	(40,353)	28,665
Effect of exchange rate changes on cash	(291)	(3,230)
Net decrease in cash and cash equivalents	(71,510)	(22,639)
Change in cash and cash equivalents from discontinued operations	(12,230)	13,609
Cash and cash equivalents at the beginning of period	142,685	116,219
Cash and cash equivalents at the end of period	$58,945	$107,189

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$7,742	$6,935
Income taxes, net	7,157	6,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

06.30.19 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

In thousands	Common stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at April 1, 2019	$544	$60,565	$769,857	$(139,535)	$(155,243)	$536,188
Net income			5,831			5,831
Other comprehensive income				5,799		5,799
Comprehensive income						11,630
Cash dividends declared ($0.13 per share)			(5,748)			(5,748)
Share-based compensation expense		1,161				1,161
Delivery of treasury shares
RSUs and PSAs		(1,429)			1,427	(2)
Employee stock options exercised — net		(377)			267	(110)
Balance at June 30, 2019	$544	$59,920	$769,940	$(133,736)	$(153,549)	$543,119

Balance at April 1, 2018	$544	$62,359	$970,736	$(148,953)	$(160,694)	$723,992
Net loss			(7,399)			(7,399)
Other comprehensive loss				(25,653)		(25,653)
Comprehensive loss						(33,052)
Cash dividends declared ($0.13 per share)			(5,694)			(5,694)
Share-based compensation expense		1,722				1,722
Delivery of treasury shares
RSUs and PSAs		(1,216)			1,215	(1)
Employee stock options exercised — net		(38)			23	(15)
Balance at June 30, 2018	$544	$62,827	$957,643	$(174,606)	$(159,456)	$686,952

Balance at January 1, 2019	$544	$62,239	$770,305	$(137,440)	$(156,750)	$538,898
Net income			11,117			11,117
Other comprehensive income				3,704		3,704
Comprehensive income						14,821
Cash dividends declared ($0.26 per share)			(11,482)			(11,482)
Share-based compensation expense		1,638				1,638
Delivery of treasury shares
RSUs and PSAs		(2,421)			2,097	(324)
Employee stock options exercised — net		(1,536)			1,104	(432)
Balance at June 30, 2019	$544	$59,920	$769,940	$(133,736)	$(153,549)	$543,119

Balance at January 1, 2018	$544	$62,594	$948,411	$(140,675)	$(161,946)	$708,928
Reclassification pursuant to ASU No. 2018-02			22,298	(22,298)		—
Net loss			(1,683)			(1,683)
Other comprehensive loss				(11,633)		(11,633)
Comprehensive loss						(13,316)
Cash dividends declared ($0.26 per share)			(11,383)			(11,383)
Share-based compensation expense		3,704				3,704
Delivery of treasury shares
RSUs and PSAs		(2,376)			1,900	(476)
Employee stock options exercised — net		(1,095)			590	(505)
Balance at June 30, 2018	$544	$62,827	$957,643	$(174,606)	$(159,456)	$686,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

06.30.19 Form 10-Q

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

06.30.19 Form 10-Q

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

GLATFELTER

06.30.19 Form 10-Q

The following table summarizes unaudited pro forma financial information for the indicated periods of 2018 as if the acquisition occurred as of January 1, 2018:

	Three months ended June 30	Six months ended June 30
In thousands, except per share	(unaudited)
Pro forma
Net sales	$239,663	$476,948
Income from continuing operations	1,326	5,177
Income per share from continuing operations	0.03	0.12

4.	REVENUE

The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended June 30		Six months ended June 30
In thousands	2019	2018	2019	2018
Composite Fibers
Food & beverage	$70,390	$70,186	$141,843	$140,583
Wallcovering	22,958	27,789	41,508	55,921
Technical specialties	19,266	21,609	38,554	42,567
Composite laminates	9,218	8,960	17,693	18,358
Metallized	10,749	14,390	21,700	27,102
	132,581	142,934	261,298	284,531
Advanced Airlaid Materials
Feminine hygiene	51,851	46,937	106,839	95,410
Specialty wipes	17,656	10,495	34,988	18,262
Table top	16,347	2,179	29,678	4,244
Adult incontinence	6,365	5,190	11,853	9,622
Home care	4,352	3,875	8,316	7,902
Other	5,901	4,132	11,214	6,978
	102,472	72,808	202,888	142,418

TOTAL	$235,053	$215,742	$464,186	$426,949

	Three months ended June 30		Six months ended June 30
In thousands	2019	2018	2019	2018
Composite Fibers
Europe, Middle East and Africa	$80,002	$91,790	$157,916	$186,572
Americas	33,964	28,992	65,604	53,040
Asia Pacific	18,615	22,152	37,778	44,919
	132,581	142,934	261,298	284,531
Advanced Airlaid Materials
Europe, Middle East and Africa	55,206	35,905	109,645	72,133
Americas	45,261	36,310	89,595	69,128
Asia Pacific	2,005	593	3,648	1,157
	102,472	72,808	202,888	142,418

TOTAL	$235,053	$215,742	$464,186	$426,949

GLATFELTER

06.30.19 Form 10-Q

5.	DISCONTINUED OPERATIONS

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

The following table sets forth a summary of discontinued operations included in the condensed consolidated statements of income:

	Three months ended June 30		Six months ended June 30
In thousands	2019	2018	2019	2018
Net sales	$—	$190,031	$—	$389,469
Energy and related sales, net	—	944	—	2,373
Total revenues	—	190,975	—	391,842
Costs of products sold	—	202,671	—	391,192
Gross profit (loss)	—	(11,696)	—	650
Selling, general and administrative expenses	485	5,376	(229)	12,508
Gains on dispositions of plant, equipment and timberlands, net	—	(5)	—	(443)
Operating income (loss)	(485)	(17,067)	229	(11,415)
Non-operating income (expense)
Interest expense	—	(1,991)	—	(3,736)
Other, net	—	541	—	1,093
Income (loss) before income taxes	(485)	(18,517)	229	(14,058)
Income tax (provision) benefit	23	(9,838)	(8)	(8,831)
Income (loss) from discontinued operations	$(462)	$(8,679)	$221	$(5,227)

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

The following table sets forth a summary of cash flows from discontinued operations which is included in the condensed consolidated statements of cash flows:

	Six months ended June 30
In thousands	2019	2018
Net cash provided (used) by operating activities	$(10,658)	$23,911
Net cash used by investing activities	(1,572)	(10,427)
Net cash provided by financing activities	—	125
Change in cash and cash equivalents from discontinued operations	$(12,230)	$13,609

GLATFELTER

06.30.19 Form 10-Q

6.	GAINS ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS

During the first six months of 2019 and 2018 we completed the following sales of timberlands and other assets included in continuing operations:

Dollars in thousands	Acres	Proceeds	Gain
2019
Timberlands	361	$902	$881
Other	n/a	214	211
Total		$1,116	$1,092
2018
Timberlands	1,029	$1,785	$1,680
Other	n/a	19	10
Total		$1,804	$1,690

7.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”) from continuing operations:

	Three months ended June 30
In thousands, except per share	2019	2018
Income from continuing operations	$6,293	$1,280
Weighted average common shares
outstanding used in basic EPS	44,140	43,770
Effect of dilutive SOSARs,
PSAs and RSUs	242	717
Weighted average common shares
outstanding and common share
equivalents used in diluted EPS	44,382	44,487
Earnings per share from continuing operations
Basic	$0.14	$0.03
Diluted	0.14	0.03

	Six months ended June 30
In thousands, except per share	2019	2018
Income from continuing operations	$10,896	$3,544
Weighted average common shares
outstanding used in basic EPS	44,084	43,735
Effect of dilutive SOSARs,
PSAs and RSUs	267	796
Weighted average common shares
outstanding and common share
equivalents used in diluted EPS	44,351	44,531
Earnings per share from continuing operations
Basic	$0.25	$0.08
Diluted	0.25	0.08

The numerator used to compute income per share from discontinued operations was $(0.462) million and $(8.679) million for the second quarter of 2019 and 2018, respectively, and $0.221 million and $(5.227) million for the first six months of 2019 and 2018, respectively. The denominator used to compute per share amounts of loss from discontinued operations is the same as the denominator used for per share amounts of income from continuing operations.

GLATFELTER

06.30.19 Form 10-Q

The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the periods indicated, because their effect would be anti-dilutive:

	June 30
In thousands	2019	2018
Three months ended	1,233	2,393
Six months ended	1,233	2,393

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months and six months ended June 30, 2019 and 2018.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at April 1, 2019	$(74,427)	$4,421	$(70,810)	$1,281	$(139,535)
Other comprehensive income before reclassifications (net of tax)	1,426	1,040	4,926	—	7,392
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,019)	(441)	(133)	(1,593)
Net current period other comprehensive income (loss)	1,426	21	4,485	(133)	5,799
Balance at June 30, 2019	$(73,001)	$4,442	$(66,325)	$1,148	$(133,736)

Balance at April 1, 2018	$(29,092)	$(5,894)	$(118,428)	$4,461	$(148,953)
Other comprehensive income (loss) before reclassifications (net of tax)	(33,223)	3,368	—	—	(29,855)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	1,181	3,261	(240)	4,202
Net current period other comprehensive income (loss)	(33,223)	4,549	3,261	(240)	(25,653)
Balance at June 30, 2018	$(62,315)	$(1,345)	$(115,167)	$4,221	$(174,606)

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2019	$(69,622)	$2,199	$(71,431)	$1,414	$(137,440)
Other comprehensive income (loss) before reclassifications (net of tax)	(3,379)	3,681	4,926	—	5,228
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,438)	180	(266)	(1,524)
Net current period other comprehensive income (loss)	(3,379)	2,243	5,106	(266)	3,704
Balance at June 30, 2019	$(73,001)	$4,442	$(66,325)	$1,148	$(133,736)

Balance at January 1, 2018	$(41,839)	$(4,092)	$(98,295)	$3,551	$(140,675)
Amount reclassified for adoption of ASU No. 2018-02			(23,297)	999	$(22,298)
Balance as adjusted at January 1, 2018	(41,839)	(4,092)	(121,592)	4,550	(162,973)
Other comprehensive income (loss) before reclassifications (net of tax)	(20,476)	151	—	—	(20,325)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	2,596	6,425	(329)	8,692
Net current period other comprehensive income (loss)	(20,476)	2,747	6,425	(329)	(11,633)
Balance at June 30, 2018	$(62,315)	$(1,345)	$(115,167)	$4,221	$(174,606)

GLATFELTER

06.30.19 Form 10-Q

Reclassifications out of accumulated other comprehensive income and into the condensed consolidated statements of income were as follows:

	Three months ended June 30		Six months ended June 30
In thousands	2019	2018	2019	2018
Description					Line Item in Statements of Income
Cash flow hedges (Note 17)
(Gains) losses on cash flow hedges	$(1,411)	$1,636	$(1,996)	$3,595	Costs of products sold
Tax expense (benefit)	392	(455)	558	(999)	Income tax provision
Net of tax	(1,019)	1,181	(1,438)	2,596
Retirement plan obligations (Note 11)
Amortization of deferred benefit pension plans
Prior service costs	54	4	88	11	Other, net
Actuarial losses	789	2,060	1,564	4,119	Other, net
Discontinued operations amortization of defined benefit pension plans	—	2,240	—	4,344	Discontinued operations
	843	4,304	1,652	8,474
Tax benefit	(1,284)	(1,043)	(1,472)	(2,049)	Income tax provision
Net of tax	(441)	3,261	180	6,425
Amortization of deferred benefit other plans
Prior service costs	(3)	—	(5)	—	Other, net
Actuarial gains	(173)	(17)	(346)	(33)	Other, net
Discontinued operations amortization of defined benefit other plans	—	(301)	—	(403)	Discontinued operations
	(176)	(318)	(351)	(436)
Tax expense	43	78	85	107	Income tax provision
Net of tax	(133)	(240)	(266)	(329)
Total reclassifications, net of tax	$(1,593)	$4,202	$(1,524)	$8,692

9.	INCOME TAXES

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

For the six months ended June 30, 2019, our effective tax rate increased by approximately 8% as a result of the GILTI provisions due to our U.S. federal tax loss carryforward position which limits our ability to recognize the associated foreign tax credits and a deduction of up to 50% of the GILTI income.  Due to our U.S. federal tax loss carryforward position, there is no impact to cash taxes related to the GILTI provisions.

For the six months ended June 30, 2019, we recorded an additional valuation allowance of $1.6 million against our net deferred tax assets primarily due to uncertainty regarding our ability to utilize federal net operating losses and credit carryforwards.  In assessing the need for a valuation allowance, we consider all available positive and negative evidence in our analysis.  Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of the evidence indicated it is more likely than not that the deferred tax assets will not be realized.

As of June 30, 2019 and December 31, 2018, we had $30.6 million and $29.6 million, respectively, of gross unrecognized tax benefits. As of June 30, 2019, if such benefits were to be recognized, approximately $20.4 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

GLATFELTER

06.30.19 Form 10-Q

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2015 - 2018	N/A
State	2014 - 2018	2015 - 2017
Canada(1)	2011-2013; 2018	2014 - 2017
Germany(1)	2016 - 2018	2012 - 2015
France	2018	N/A
United Kingdom	2017 - 2018	N/A
Philippines	2018	2016 - 2017

(1)	includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $6.2 million. Substantially all this range relates to tax positions taken in Germany and the U.S.

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information included in continuing operations related to interest and penalties on uncertain tax positions:

	Six months ended June 30
In millions	2019	2018
Interest expense (income)	$0.2	$0.1
Penalties	—	—

	June 30	December 31
	2019	2018
Accrued interest payable	$1.3	$1.1

10.	STOCK-BASED COMPENSATION

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

GLATFELTER

06.30.19 Form 10-Q

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

The following table summarizes RSU and PSA activity during periods indicated:

Units	2019	2018
Balance at January 1,	756,786	929,386
Granted	449,054	389,065
Forfeited	(127,603)	(70,891)
Shares delivered	(163,078)	(150,020)
Balance at June 30,	915,159	1,097,540

The amount granted in 2019 and 2018 includes 218,422 and 183,355, respectively, of PSAs exclusive of reinvested dividends.

The following table sets forth aggregate RSU and PSA compensation expense included in continuing operations for the periods indicated:

	June 30
In thousands	2019	2018
Three months ended	$1,161	$1,596
Six months ended	1,595	3,261

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

The following table sets forth information related to outstanding SOSARS:

	2019		2018
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	2,334,742	$18.08	2,561,846	$17.87
Granted	—	—	—	—
Exercised	(441,920)	14.31	(148,145)	13.26
Canceled / forfeited	(446,435)	21.06	(20,994)	18.76
Outstanding at June 30,	1,446,387	$19.31	2,392,707	$18.15

The following table sets forth SOSAR compensation expense included in continuing operations for the periods indicated:

	June 30
In thousands	2019	2018
Three months ended	$—	$64
Six months ended	43	244

GLATFELTER

06.30.19 Form 10-Q

11.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans included in continuing operations.

	Three months ended June 30
In thousands	2019	2018
Pension Benefits
Service cost	$373	$595
Interest cost	3,337	3,241
Expected return on plan assets	(3,699)	(5,530)
Amortization of prior service cost	54	4
Amortization of unrecognized loss	789	2,060
Total net periodic benefit cost	$854	$370

Other Benefits
Service cost	$9	$15
Interest cost	84	79
Amortization of prior service credit	(3)	—
Amortization of actuarial gain	(173)	(17)
Total net periodic benefit cost	$(83)	$77

	Six months ended June 30
In thousands	2019	2018
Pension Benefits
Service cost	$857	$1,189
Interest cost	6,787	6,482
Expected return on plan assets	(7,395)	(11,061)
Amortization of prior service cost	88	11
Amortization of unrecognized loss	1,564	4,119
Total net periodic benefit cost	$1,901	$740

Other Benefits
Service cost	$18	$30
Interest cost	168	159
Amortization of prior service credit	(5)	—
Amortization of actuarial gain	(346)	(33)
Total net periodic benefit cost	$(165)	$156

In April 2019, we informed participants that our qualified pension plan benefits would be frozen as of May 31, 2019 and the plan was terminated June 30, 2019.  We replaced this benefit for active employees with an enhanced defined contribution plan.  In connection with the termination, we remeasured the pension liability and recognized a gain of $1.9 million in the second quarter of 2019 as an adjustment to other comprehensive income (loss).

12.	INVENTORIES

Inventories, net of reserves, were as follows:

	June 30	December 31
In thousands	2019	2018
Raw materials	$53,708	$50,205
In-process and finished	99,880	84,894
Supplies	38,535	38,312
Total	$192,123	$173,411

GLATFELTER

06.30.19 Form 10-Q

13.	CAPITALIZED INTEREST

The following table sets forth details of interest incurred, capitalized and expensed included in continuing operations:

	Three months ended June 30		Six months ended June 30
In thousands	2019	2018	2019	2018
Interest cost incurred	$1,865	$3,822	$6,611	$7,668
Interest capitalized	—	—	—	396
Interest expense	$1,865	$3,822	$6,611	$7,272

Capitalized interest relates to spending for the Airlaid capacity expansion project.

14.	LEASES

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

At June 30, 2019, the ROU assets and corresponding lease obligation included in our condensed consolidated balance sheet totaled $12.6 million and had a weighted average remaining maturity of 37 months.  The weighted average discount rate used to value the leases at inception was 3.01%.  We recognized $3.0 million of operating lease expense during the first six months of 2019.

The following table sets forth required minimum lease payments for the periods indicated:

	June 30	December 31
In thousands	2019	2018
2019	$2,761	$5,020
2020	4,579	3,861
2021	3,066	2,515
2022	1,605	1,426
2023	577	584
Thereafter	339	383

GLATFELTER

06.30.19 Form 10-Q

15.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	June 30	December 31
In thousands	2019	2018
Revolving credit facility, due Mar. 2020	$—	$114,495
Revolving credit facility, due Feb. 2024	94,454	—
5.375% Notes, due Oct. 2020	—	250,000
Term loan, due Feb. 2024	250,360	—
2.40% Term Loan, due Jun. 2022	4,877	5,725
2.05% Term Loan, due Mar. 2023	22,778	25,972
1.30% Term Loan, due Jun. 2023	6,503	7,361
1.55% Term Loan, due Sep. 2025	8,715	9,470
Total long-term debt	387,687	413,023
Less current portion	(23,238)	(10,785)
Unamortized deferred issuance costs	(2,657)	(1,276)
Long-term debt, net of current portion	$361,792	$400,962

On February 8, 2019, we entered into an amended and restated $400 million Revolving Credit Facility and a €220 million Term Loan with a consortium of banks (together, the “Credit Agreement”).  The proceeds of the Term Loan due Feb. 2024 were used to redeem in its entirety the 5.375% Notes.  The principal amount of the Term Loan amortizes in consecutive quarterly installments of principal, with each such quarterly installment to be in an amount equal to 1.25% of the Term Loan funded, commencing on July 1, 2019 and continuing quarterly thereafter.  The €220 million Term Loan is designated as a net investment hedge of our Euro functional currency foreign subsidiaries.  During the first six months of 2019, we recognized a pre-tax loss of $1.7 million from changes in currency exchange rates through Other Comprehensive Income (Loss).

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

The Credit Agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to EBITDA ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 4.0x provided that such ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition such as Steinfurt. As of June 30, 2019, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 3.5x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement.

All remaining principal outstanding and accrued interest under the Credit Agreement will be due and payable on February 8, 2024.

GLATFELTER

06.30.19 Form 10-Q

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

Letters of credit issued to us by certain financial institutions totaled $5.2 million as of June 30, 2019 and December 31, 2018. The letters of credit, which reduce amounts available under our Revolving Credit Facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	June 30, 2019		December 31, 2018
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$94,454	$94,454	$114,495	$114,495
Fixed-rate bonds	—	—	250,000	249,010
Term loan, due Feb. 2024	250,360	250,360	—	—
2.40% Term loan	4,877	4,976	5,725	5,836
2.05% Term loan	22,778	23,190	25,972	26,346
1.30% Term Loan	6,503	6,526	7,361	7,341
1.55% Term loan	8,715	8,812	9,470	9,453
Total	$387,687	$388,318	$413,023	$412,481

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs or capital expenditures

GLATFELTER

06.30.19 Form 10-Q

expected to be incurred. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of June 30, 2019, the maturity of currency forward contracts ranged from one month to 18 months.

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	June 30, 2019	December 31, 2018
Derivative
Sell/Buy - sell notional
Philippine Peso / British Pound	—	13,140
Philippine Peso / Euro	18,312	16,446
Euro / British Pound	16,987	15,250
U.S. Dollar / Euro	6,619	88
Canadian Dollar / U.S. Dollar	3,030	—

Sell/Buy - buy notional
Euro / Philippine Peso	936,919	1,069,006
British Pound / Philippine Peso	1,076,319	980,137
Euro / U.S. Dollar	93,495	76,417
U.S. Dollar / Canadian Dollar	37,563	35,154
British Pound / Euro	—	216

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

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	June 30, 2019	December 31, 2018
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	24,000	25,500
British Pound / Euro	3,000	2,000

Sell/Buy - buy notional
Euro / U.S. Dollar	15,000	11,000
British Pound / Euro	9,000	8,000

These contracts have maturities of one month from the date originally entered into.

GLATFELTER

06.30.19 Form 10-Q

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	June 30 2019	December 31 2018	June 30 2019	December 31 2018
	Prepaid Expenses and Other		Other
Balance sheet caption	Current Assets		Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$4,880	$4,381	$79	$1,548
Not designated as hedging:
Forward foreign currency exchange contracts	$452	$103	$346	$122

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

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended June 30		Six months ended June 30
In thousands	2019	2018	2019	2018
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$1,460	$(1,636)	$2,045	$(3,595)

Ineffective portion – other – net	—	110	—	(212)
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$(264)	$(898)	$28	$(601)

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss), before taxes, is as follows:

In thousands	2019	2018
Balance at January 1,	$3,004	$(5,640)
Deferred (losses) gains on cash flow hedges	5,044	288
Reclassified to earnings	(2,045)	3,595
Balance at June 30,	$6,003	$(1,757)

We expect substantially all of the amounts recorded as a component of accumulated other comprehensive income will be recorded as a component of the capital asset or realized in results of operations within the next 12 to 18 months and the amount ultimately recognized will vary depending on actual market rates.

GLATFELTER

06.30.19 Form 10-Q

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

GLATFELTER

06.30.19 Form 10-Q

period that the balance in that account exceeds the amount due under our fixed-price contract. The difference at present is approximately $2 million. We are also required to secure the payment of that difference with a renewal letter of credit or another instrument in the interim.

Reserves for the Site.  Our reserve for past and future government oversight costs and long-term monitoring and maintenance is set forth below:

	Six months ended June 30
In thousands	2019	2018
Balance at January 1,	$45,001	$43,144
Payments	(20,641)	(2,708)
Reserve adjustment	(2,509)	—
Assumption of WTM I escrow	—	4,746
Accretion	98	66
Balance at June 30,	$21,949	$45,248

Of our total reserve for the Fox River, $6.9 million is recorded in the accompanying June 30, 2019 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $15.0 million is recorded under the caption “Other long term liabilities.”  In connection with the court approval of our January 2019 consent decree, we reduced our reserve by $2.5 million and recorded the adjustment as a reduction in “Selling, general and administrative” expenses in the condensed consolidated statements of income.

19.	SEGMENT INFORMATION

The following tables set forth financial and other information by business unit for the period indicated:

Three months ended June 30			Advanced Airlaid		Other and
Dollars in millions	Composite Fibers		Materials		Unallocated		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$132.6	$142.9	$102.5	$72.8	$—	$—	$235.1	$215.7
Cost of products sold	109.6	118.0	87.8	62.8	0.2	1.6	197.6	182.4
Gross profit (loss)	23.0	24.9	14.7	10.0	(0.2)	(1.6)	37.5	33.3
SG&A	10.0	11.7	4.3	2.4	8.5	12.1	22.8	26.2
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(0.4)	(0.6)	(0.4)	(0.6)
Total operating income (loss)	13.0	13.2	10.4	7.6	(8.3)	(13.1)	15.1	7.7
Non-operating expense	—	—	—	—	(3.2)	(4.6)	(3.2)	(4.6)
Income (loss) before income taxes	$13.0	$13.2	$10.4	$7.6	$(11.5)	$(17.7)	$11.9	$3.1
Supplementary Data
Net tons sold (thousands)	34.5	36.7	34.0	24.5	—	—	68.5	61.2
Depreciation, depletion and amortization	$6.6	$7.2	$5.3	$3.5	$0.8	$1.2	$12.7	$11.9
Capital expenditures	1.5	2.8	2.8	2.5	0.5	0.6	4.8	5.9

GLATFELTER

06.30.19 Form 10-Q

Six months ended June 30			Advanced Airlaid		Other and
Dollars in millions	Composite Fibers		Materials		Unallocated		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$261.3	$284.5	$202.9	$142.4	$—	$—	$464.2	$426.9
Cost of products sold	216.1	232.7	173.8	122.5	1.2	1.9	391.1	357.1
Gross profit (loss)	45.2	51.8	29.1	19.9	(1.2)	(1.9)	73.1	69.9
SG&A	20.8	23.3	8.7	5.1	17.9	27.7	47.4	56.1
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(1.1)	(1.7)	(1.1)	(1.7)
Total operating income (loss)	24.4	28.5	20.4	14.8	(18.0)	(27.9)	26.8	15.4
Non-operating expense	—	—	—	—	(8.4)	(8.3)	(8.4)	(8.3)
Income (loss) before income taxes	$24.4	$28.5	$20.4	$14.8	$(26.4)	$(36.2)	$18.4	$7.1
Supplementary Data
Net tons sold (thousands)	66.1	73.0	67.2	48.3	—	—	133.3	121.4
Depreciation, depletion and amortization	$13.3	$14.6	$10.5	$6.3	$1.7	$2.3	$25.5	$23.2
Capital expenditures	4.7	7.9	5.0	15.6	0.9	2.4	10.6	25.9

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

06.30.19 Form 10-Q

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

GLATFELTER

06.30.19 Form 10-Q

RESULTS OF OPERATIONS

Six months ended June 30, 2019 versus the six months ended June 30, 2018

Overview For the first six months of 2019, we reported net income of $11.1 million, or $0.25 per share compared with a loss of $1.7 million and $0.04 per diluted share in the year earlier period.

On October 1, 2018, we acquired Georgia-Pacific’s European nonwovens business based in Steinfurt, Germany (“Steinfurt”). The results of Steinfurt, whose annual revenue approximates $99 million, are included prospectively from the date of acquisition. In addition, we sold our Specialty Papers business unit on October 31, 2018.  Accordingly, the financial results of the business unit are classified as discontinued operations for all periods presented.

The following table sets forth summarized consolidated results of operations:

	Six months ended June 30
In thousands, except per share	2019	2018
Net sales	$464,186	$426,949
Gross profit	73,117	69,859
Operating income	26,787	15,433
Continuing operations
Income	10,896	3,544
Earnings per share	0.25	0.08
Discontinued operations
Income (loss)	221	(5,227)
Earnings (loss) per share	—	(0.12)
Net income (loss)	11,117	(1,683)
Earnings (loss) per share	0.25	(0.04)

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

Adjusted earnings from continuing operations for the first six months of 2019 were $15.7 million, or $0.35 per diluted share compared with $7.9 million, or $0.18 per diluted share, for the same period a year ago.  The improved results reflect i) growth in Advanced Airlaid Materials, as revenue and operating income each improved by approximately 40%; ii) lower corporate costs in connection with cost reduction initiatives; and iii) lower interest expense, net.  Adjusted earnings consists of net income determined in accordance with GAAP adjusted to exclude the impact of the following:

Strategic initiatives. These adjustments primarily reflect professional and legal fees incurred directly related to evaluating and executing certain strategic initiatives including costs associated with acquisitions and related integration costs.

Airlaid capacity expansion costs. These adjustments reflect non-capitalized, one-time costs incurred related to the start-up of a new airlaid production facility in Fort Smith, Arkansas and implementation of a new business system.

Cost optimization actions. These adjustments reflect charges incurred in connection with initiatives to optimize the cost structure of the Company including costs related to the organizational change to a functional operating model.  The costs are primarily related to executive separation, other headcount reduction efforts, professional fees, asset write-offs and certain contract termination costs.  These adjustments, which have occurred at various times in the past, are irregular in timing and relate to specific identified programs to reduce or optimize the cost structure of a particular business unit or the corporate function.

Debt refinancing costs. Represents a charge to write-off unamortized debt issuance costs in connection with the redemption of the Company’s $250 million, 5.375% Notes.

Fox River environmental matter. This adjustment excludes income related to a decrease in the Company’s overall reserve for the Fox River matter primarily due to the resolution of the litigation in the first quarter of 2019.

GLATFELTER

06.30.19 Form 10-Q

Timberland sales and related costs. These adjustments exclude gains from the sales of timberlands as these items are not considered to be part of our core business, ongoing results of operations or cash flows.  These adjustments are irregular in timing and amount and may significantly impact our operating results.

U.S. Tax Reform. These adjustments reflect amounts estimating the impact of the Tax Cuts and Jobs Act (“TCJA”) which was signed into law on December 22, 2017.

Adjusted earnings and adjusted earnings per share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures.  The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP.  The following table sets forth the reconciliation of net income to adjusted earnings for the six months ended June 30, 2019 and 2018:

	Six months ended June 30
	2019		2018
In thousands, except per share	Amount	EPS	Amount	EPS
Net income	$11,117	$0.25	(1,683)	$(0.04)
Exclude: Net income from discontinued operations	(221)	—	5,227	0.12
Income from continuing operations	10,896	0.25	3,544	0.08
Adjustments (pre-tax)
Cost optimization actions	5,907		—
Airlaid capacity expansion costs	1,014		4,705
Debt refinancing	992		—
Strategic initiatives	249		2,195
Fox River environmental matter	(2,509)		—
Timberland sales and related costs	(881)		(1,680)
Total adjustments (pre-tax)	4,772		5,220
Income taxes (1)	67		(813)
U.S. Tax Reform	—		(8)
Total after-tax adjustments	4,839	0.11	4,399	0.10
Adjusted earnings	$15,735	$0.35	$7,943	$0.18

(1)

Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated and the related $0.5 million increase in our valuation allowance related to the termination of our qualified pension plan.

The sum of individual per share amounts set forth above may not agree to adjusted earnings per share due to rounding.

Business Unit Performance

Six months ended June 30			Advanced Airlaid		Other and
Dollars in millions	Composite Fibers		Materials		Unallocated		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$261.3	$284.5	$202.9	$142.4	$—	$—	$464.2	$426.9
Cost of products sold	216.1	232.7	173.8	122.5	1.2	1.9	391.1	357.1
Gross profit (loss)	45.2	51.8	29.1	19.9	(1.2)	(1.9)	73.1	69.9
SG&A	20.8	23.3	8.7	5.1	17.9	27.7	47.4	56.1
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(1.1)	(1.7)	(1.1)	(1.7)
Total operating income (loss)	24.4	28.5	20.4	14.8	(18.0)	(27.9)	26.8	15.4
Non-operating expense	—	—	—	—	(8.4)	(8.3)	(8.4)	(8.3)
Income (loss) before income taxes	$24.4	$28.5	$20.4	$14.8	$(26.4)	$(36.2)	$18.4	$7.1
Supplementary Data
Net tons sold (thousands)	66.1	73.0	67.2	48.3	—	—	133.3	121.4
Depreciation, depletion and amortization	$13.3	$14.6	$10.5	$6.3	$1.7	$2.3	$25.5	$23.2
Capital expenditures	4.7	7.9	5.0	15.6	0.9	2.4	10.6	25.9

The sum of individual amounts set forth above may not agree to the condensed consolidated financial statements included herein due to rounding.

GLATFELTER

06.30.19 Form 10-Q

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

Sales and Costs of Products Sold

	Six months ended June 30
In thousands	2019	2018	Change
Net sales	$464,186	$426,949	$37,237
Costs of products sold	391,069	357,090	33,979
Gross profit	$73,117	$69,859	$3,258
Gross profit as a percent of Net sales	15.8%	16.4%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Six months ended June 30
Percent of Total	2019	2018
Business Unit
Composite Fibers	56.3%	66.6%
Advanced Airlaid Material	43.7	33.4
Total	100.0%	100.0%

Net sales totaled $464.2 million and $426.9 million in the first six months of 2019 and 2018, respectively.  The increase was primarily due to the Steinfurt acquisition, volume growth in Advanced Airlaid Materials’ legacy business and higher selling prices partially offset by unfavorable currency translation.  On a constant currency basis and excluding the Steinfurt acquisition, Advanced Airlaid Material’s net sales increased 15.4% and Composite Fibers’ decreased by 3.2%.

Composite Fibers’ net sales decreased $23.2 million, or 8.2% primarily due to a 9.5% decline in shipping volumes partially offset by higher average selling prices totaling $1.3 million.  Food and beverage shipping volumes were up 2.4% but were more than offset by declines in wallcover and metallized products which were lower by 18.9% and 19.5%, respectively.  Currency translation was unfavorable by $14.2 million.

Composite Fibers’ operating income for the first six months of 2019 totaled $24.4 million, a decrease of $4.1 million compared to the year-earlier quarter.   Lower shipping volumes and machine downtime to manage inventory levels impacted results by $2.7 million.  Higher raw material and energy prices of $6.8 million and costs related to the disruption in the supply of a key raw material were partially offset by benefits of efficient operations and our cost reduction actions.  Currency was $2.9 million favorable compared to the year-ago quarter reflecting hedging instruments that matured, more than offsetting the impact of a lower Euro translation rate.

GLATFELTER

06.30.19 Form 10-Q

The primary drivers are summarized in the following chart:

Advanced Airlaid Materials’ net sales increased $60.5 million, or 42.5%, primarily due to the Steinfurt acquisition and a 11.5% organic increase in shipping volumes reflecting growth in wipes, hygiene and table top products.  Higher average selling prices contributed $2.7 million and currency translation was unfavorable by $5.3 million.

Advanced Airlaid Materials’ operating income for the first six months of 2019 totaled $20.4 million, or 37.8% higher than the comparable period a year ago.  The increase was primarily due to higher shipping volumes which contributed $7.0 million primarily from the Steinfurt acquisition.  Higher selling prices were offset by $2.4 million of higher raw material and energy costs.  The primary drivers are summarized in the following chart:

Other and Unallocated The amount of “Other and Unallocated” expense in our table of Business Unit Performance totaled $18.0 million in the first six months of 2019 compared with $27.9 million in the first six months of 2018. The decrease in Other and Unallocated expenses, excluding the impact of gains from timberland sales, primarily reflects reduced corporate costs, lower start-up costs related to the Advanced Airlaid Materials capacity expansion program and the reduction in our reserve for the Fox River matter. Other and Unallocated expenses during the first six months of 2019, include $5.9 million of costs related to cost optimization including changes in our business model and associated executive separation costs.

Income taxes  In the first six months of 2019 and 2018, we recorded an income tax provision of $7.5 million and $3.6 million, respectively, on income from continuing operations of $18.4 million and $7.1 million, respectively.  The lower effective tax rate in the first six months of 2019 compared to the same period of 2018 was primarily due to the closure of certain tax audits.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our euro denominated revenue

GLATFELTER

06.30.19 Form 10-Q

exceeds euro expenses by an estimated €160 million. For the first six months of 2019, the average currency exchange rate was 1.13 dollar/euro compared with 1.21 in the same period of 2018. With respect to the British Pound Sterling, Canadian Dollar, and Philippine Peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first six months of 2019.

In thousands	Six months ended June 30, 2019
Favorable (unfavorable)
Net sales	$(19,490)
Costs of products sold	21,073
SG&A expenses	1,514
Income taxes and other	(44)
Net income	$3,053

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2019 were the same as 2018. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Discontinued Operations We completed the sale of our Specialty Papers business unit on October 31, 2018.  Its results of operations are reported as discontinued operations for all periods presented. For the first six months 2019, we reported income from discontinued operations of $0.2 million compared with a loss of $5.2 million in the same period of 2018. The results for the first six months of 2019 reflect a $1.3 million insurance settlement related to an equipment failure partially offset by professional fees and other costs directly related to the business unit.

Three months ended June 30, 2019 versus the three months ended June 30, 2018

Overview For the second quarter of 2019, our net income totaled $5.8 million, or $0.13 per share compared with a loss of $7.4 million, or $0.17 per share in the second quarter of 2018.  On an adjusted basis earnings from continuing operations for the second quarter of 2019 was $8.5 million, or $0.19 per share compared with $4.0 million, or $0.09 per share, for the same period a year ago. The following table sets forth summarized results of operations:

	Three months ended June 30
In thousands, except per share	2019	2018
Net sales	$235,053	$215,742
Gross profit	37,500	33,299
Operating income	15,123	7,688
Continuing operations
Income	6,293	1,280
Earnings per share	0.14	0.03
Discontinued operations
Loss from discontinued operations	(462)	(8,679)
Loss per share	(0.01)	(0.20)
Net income (loss)	5,831	(7,399)
Earnings (loss) per share	$0.13	$(0.17)

GLATFELTER

06.30.19 Form 10-Q

The following table sets forth the reconciliation of net income (loss) to adjusted earnings for the three months ended June 30, 2019 and 2018:

	Three months ended June 30
	2019		2018
In thousands, except per share	Amount	EPS	Amount	Diluted EPS
Net income (loss)	$5,831	$0.13	$(7,399)	$(0.17)
Add: Loss from discontinued operations, net of tax	462	0.01	8,679	0.20
Income from continuing operations	6,293	0.14	1,280	0.03
Adjustments (pre-tax)
Cost optimization	1,984		—
Strategic initiatives	142		1,727
Airlaid capacity expansion costs	—		1,672
Timberland sales and related costs	(423)		(565)
Total adjustments (pre-tax)	1,703		2,834
Income taxes (1)	456		(247)
U.S. Tax Reform	—		172
Total after-tax adjustments	2,159	0.05	2,759	0.06
Adjusted earnings	$8,452	$0.19	$4,039	$0.09

(1)

Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated and the related $0.5 million increase in our valuation allowance related to the termination of our qualified pension plan.

Business Unit Performance

Three months ended June 30			Advanced Airlaid		Other and
Dollars in millions	Composite Fibers		Materials		Unallocated		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$132.6	$142.9	$102.5	$72.8	$—	$—	$235.1	$215.7
Cost of products sold	109.6	118.0	87.8	62.8	0.2	1.6	197.6	182.4
Gross profit (loss)	23.0	24.9	14.7	10.0	(0.2)	(1.6)	37.5	33.3
SG&A	10.0	11.7	4.3	2.4	8.5	12.1	22.8	26.2
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(0.4)	(0.6)	(0.4)	(0.6)
Total operating income (loss)	13.0	13.2	10.4	7.6	(8.3)	(13.1)	15.1	7.7
Non-operating expense	—	—	—	—	(3.2)	(4.6)	(3.2)	(4.6)
Income (loss) before income taxes	$13.0	$13.2	$10.4	$7.6	$(11.5)	$(17.7)	$11.9	$3.1
Supplementary Data
Net tons sold (thousands)	34.5	36.7	34.0	24.5	—	—	68.5	61.2
Depreciation, depletion and amortization	$6.6	$7.2	$5.3	$3.5	$0.8	$1.2	$12.7	$11.9
Capital expenditures	1.5	2.8	2.8	2.5	0.5	0.6	4.8	5.9

The sum of individual amounts set forth above may not agree to the condensed consolidated financial statements included herein due to rounding

Sales and Costs of Products Sold

	Three months ended June 30
In thousands	2019	2018	Change
Net sales	$235,053	$215,742	$19,311
Costs of products sold	197,553	182,443	15,110
Gross profit	$37,500	$33,299	$4,201
Gross profit as a percent of Net sales	16.0%	15.4%

GLATFELTER

06.30.19 Form 10-Q

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended June 30
Percent of Total	2019	2018
Business Unit
Composite Fibers	56.4%	66.2%
Advanced Airlaid Material	43.6	33.8
Total	100.0%	100.0%

Net sales totaled $235.1 million and $215.7 million in the second quarters of 2019 and 2018, respectively.  Excluding the Steinfurt, Germany acquisition and on a constant currency basis, Advanced Airlaid Materials’ net sales increased by 11.7% and Composite Fibers’ net sales decreased by 3.0%.

Composite Fibers’ net sales declined $10.4 million, or 7.2%, primarily due to a 5.9% decline in shipping volumes.  The decline in shipping volumes was primarily due to metallized and wallcover products, which were lower by 17.4% and 10.5%, respectively.  Currency translation unfavorably impacted the quarter-to-quarter comparison by $6.0 million.

Composite Fibers’ second quarter of 2019 operating income decreased to $13.0 million, down slightly from the year-earlier quarter.  Lower shipping volumes impacted results by $1.3 million.  Higher raw material prices of $1.5 million and were partially offset by higher selling prices and improved operations totaling $0.8 million.  Currency favorably impacted results by $1.8 million compared to the year-ago quarter reflecting hedging instruments that matured, more than offsetting the impact of a lower Euro translation rate. Composite Fibers’ operating margin increased by 60 basis points primarily due to an improved product mix and cost optimization initiatives.  The primary drivers are summarized in the following chart:

Advanced Airlaid Materials’ net sales increased $29.7 million in the quarter-over-quarter comparison primarily due to the Steinfurt acquisition and a 9.6% organic increase in shipping volumes reflecting strong growth in wipes, hygiene and table top products.  Higher average selling prices contributed $0.8 million and currency translation was unfavorable by $2.2 million.

Advanced Airlaid Materials’ operating income totaled $10.4 million compared with $7.6 million in the second quarter of 2018. The increase was primarily due to higher shipping volumes and the Steinfurt acquisition.  Higher selling prices were partially offset by $0.4 million of higher raw material and energy costs.  The primary drivers are summarized in the following chart:

GLATFELTER

06.30.19 Form 10-Q

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance totaled $8.3 million in the second quarter of 2019 compared with $13.1 million in the second quarter of 2018.  Excluding the items identified to present “adjusted earnings,” unallocated expenses for the second quarter of 2019 declined $3.7 million compared to the second quarter of 2018, primarily reflecting the impact of corporate cost reduction initiatives.

Income Taxes In the second quarter of 2019, we recorded an income tax provision of $5.7 million on income from continuing operations of $11.9 million.  The comparable amounts in the same period of 2018 were $1.8 million and $3.1 million, respectively.

Foreign Currency The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the second quarter of 2019.

In thousands	Three months ended June 30, 2019
Favorable (unfavorable)
Net sales	$(8,204)
Costs of products sold	9,763
SG&A expenses	606
Income taxes and other	63
Net income	$2,228

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2019 were the same as 2018.  It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

06.30.19 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant expenditures for new or enhanced equipment, to support our research and development efforts, and to support our business strategy.  In addition, we have mandatory debt service requirements of both principal and interest.  The following table summarizes cash flow information for each of the periods presented:

	Six months ended June 30
In thousands	2019	2018
Cash and cash equivalents at beginning of period	$142,685	$116,219
Cash provided (used) by
Operating activities	(19,285)	(23,873)
Investing activities	(11,581)	(24,201)
Financing activities	(40,353)	28,665
Effect of exchange rate changes on cash	(291)	(3,230)
Change in cash and cash equivalents from discontinued operations	(12,230)	13,609
Net cash used	(83,740)	(9,030)
Cash and cash equivalents at end of period	$58,945	$107,189

At June 30, 2019, we had $58.9 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Unremitted earnings of our foreign subsidiaries as of January 1, 2018 and forward are deemed to be indefinitely reinvested and therefore no U.S. tax liability is reflected in the accompanying condensed consolidated financial statements.  Approximately 60% of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes.

Cash used by operating activities in the first six months of 2019 totaled $19.3 million compared with $23.9 million in the same period a year ago.  The improvement in cash used by operation was primarily due to increased profitability partially offset by an increased use for working capital.  The use of $20.5 million of cash in the first six months of 2019 for the Fox River matter was substantially offset by lower incentive payments and other accruals.

Net cash used by investing activities decreased by $12.6 million in the year-over-year comparison due to lower capital expenditures driven by the completion of the airlaid capacity expansion in early 2018.

Net cash used by financing activities totaled $40.4 million in the first six months of 2019 compared with $28.7 million provided by financing activities in the same period of 2018. The increase in cash used by financing activities primarily reflects net repayment of borrowings under our revolving credit facility.

The following table sets forth our outstanding long-term indebtedness:

	June 30	December 31
In thousands	2019	2018
Revolving credit facility, due Mar. 2020	$—	$114,495
Revolving credit facility, due Feb. 2024	94,454	—
5.375% Notes, due Oct. 2020	—	250,000
Term loan, due Feb. 2024	250,360	—
2.40% Term Loan, due Jun. 2022	4,877	5,725
2.05% Term Loan, due Mar. 2023	22,778	25,972
1.30% Term Loan, due Jun. 2023	6,503	7,361
1.55% Term Loan, due Sep. 2025	8,715	9,470
Total long-term debt	387,687	413,023
Less current portion	(23,238)	(10,785)
Unamortized deferred issuance costs	(2,657)	(1,276)
Long-term debt, net of current portion	$361,792	$400,962

GLATFELTER

06.30.19 Form 10-Q

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

The 2019 Facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 4.0x provided that such ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition such as Steinfurt. As of June 30, 2019, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 3.5x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

Financing activities include cash used for common stock dividends. In both the first six months of 2019 and 2018, we used $11.5 million and $11.4 million, respectively, of cash for dividends on our common stock. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

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

Off-Balance-Sheet Arrangements As of June 30, 2019 and December 31, 2018, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

GLATFELTER

06.30.19 Form 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					June 30, 2019
Dollars in thousands	2019	2020	2021	2022	2023	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Term Loans	40,193	32,153	21,434	11,324	5,267	42,873	43,504
At variable interest rates	340,120	329,167	316,649	304,131	291,613	344,814	344,814
						$387,687	$388,318
Weighted-average interest rate
On fixed rate debt – Term Loans	1.88%	1.86%	1.82%	1.77%	1.67%
On variable rate debt	1.50%	1.50%	1.50%	1.50%	1.50%

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of June 30, 2019. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At June 30, 2019, we had $385.0 million of long-term debt, net of unamortized debt issuance costs, of which 89.6% was at variable interest rates. Variable-rate debt outstanding represents borrowings under the 2019 Facility including both revolving credit borrowings and the amortizing term loan.  Interest accrues based on LIBOR plus a margin. At June 30, 2019, the interest rate paid was approximately 1.50%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $3.4 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended June 30, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

06.30.19 Form 10-Q

PART II

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated.

10.1	P.H. Glatfelter Company Supplemental Executive Retirement Plan (Amended and Restated)

10.2	Amendment No. 2019-1 to the P.H. Glatfelter Company Supplemental Management Pension Plan

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Samuel L. Hillard, Senior Vice President and Chief Financial Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.

32.2	Certification of Samuel L. Hillard, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.

101.INS	XBRL Instance Document - – the instance document does not appear in the Interactive Data file because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema, filed herewith.

101.CAL	XBRL Extension Calculation Linkbase, filed herewith.

101.DEF	XBRL Extension Definition Linkbase, filed herewith.

101.LAB	XBRL Extension Label Linkbase, filed herewith.

101.PRE	XBRL Extension Presentation Linkbase, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)

July 30, 2019

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

06.30.19 Form 10-Q