Form 10-Q
period 2019-09-30
GLATFELTER P H CO
filed 2019-10-30
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

Common Stock outstanding on October 21, 2019 totaled 44,171,151 shares.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

September 30, 2019

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands, except per share	2019	2018	2019	2018
Net sales	$232,515	$209,855	$696,701	$636,806
Costs of products sold	194,494	179,983	585,563	537,073
Gross profit	38,021	29,872	111,138	99,733
Selling, general and administrative expenses	23,721	25,799	71,143	81,915
Gains on dispositions of plant, equipment and timberlands, net	(235)	(249)	(1,327)	(1,939)
Operating income	14,535	4,322	41,322	19,757
Non-operating income (expense)
Interest expense	(1,902)	(3,965)	(8,513)	(11,237)
Interest income	185	147	931	227
Other, net	(1,034)	2,253	(3,547)	1,131
Total non-operating expense	(2,751)	(1,565)	(11,129)	(9,879)
Income from continuing operations before income taxes	11,784	2,757	30,193	9,878
Income tax provision	3,141	3,462	10,654	7,037
Income (loss) from continuing operations	8,643	(705)	19,539	2,841

Discontinued operations:
Income (loss) before income taxes	1,062	(114,656)	1,291	(128,714)
Income tax benefit	(2,519)	(19,530)	(2,511)	(28,361)
Income (loss) from discontinued operations	3,581	(95,126)	3,802	(100,353)
Net income (loss)	$12,224	$(95,831)	$23,341	$(97,512)

Basic earnings per share
Income (loss) from continuing operations	$0.19	$(0.02)	$0.44	$0.06
Income (loss) from discontinued operations	0.09	(2.17)	0.09	(2.29)
Basic earnings (loss) per share	$0.28	$(2.19)	$0.53	$(2.23)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.19	$(0.02)	$0.44	$0.06
Income (loss) from discontinued operations	0.09	(2.17)	0.09	$(2.29)
Diluted earnings (loss) per share	$0.28	$(2.19)	$0.53	$(2.23)

Cash dividends declared per common share	$0.13	$0.13	$0.39	$0.39

Weighted average shares outstanding
Basic	44,171	43,792	44,113	43,754
Diluted	44,442	43,792	44,405	43,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands	2019	2018	2019	2018
Net income (loss)	$12,224	$(95,831)	$23,341	$(97,512)
Foreign currency translation adjustments	(17,073)	(3,217)	(20,452)	(23,693)
Net change in:
Deferred gains on cash flow hedges, net of taxes of $(873), $(582), $(1,629) and $(1,718), respectively	2,365	1,616	4,608	4,363
Unrecognized retirement obligations, net of taxes of $(220), $(1,932), $(1,606) and $(3,874), respectively	2,817	21,572	7,657	27,668
Other comprehensive income (loss)	(11,891)	19,971	(8,187)	8,338
Comprehensive income (loss)	$333	$(75,860)	$15,154	$(89,174)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30	December 31
In thousands	2019	2018
Assets
Cash and cash equivalents	$57,046	$142,685
Accounts receivable, net	121,050	119,772
Inventories	190,574	173,411
Prepaid expenses and other current assets	40,637	33,418
Total current assets	409,307	469,286

Plant, equipment and timberlands, net	524,021	556,044
Goodwill	146,093	153,463
Intangible assets, net	83,129	93,614
Other assets	83,016	67,347
Total assets	$1,245,566	$1,339,754

Liabilities and Shareholders' Equity
Current portion of long-term debt	$22,235	$10,785
Accounts payable	109,609	120,701
Dividends payable	5,742	5,719
Environmental liabilities	7,700	23,000
Other current liabilities	72,160	72,597
Total current liabilities	217,446	232,802

Long-term debt	329,771	400,962
Deferred income taxes	79,151	78,651
Other long-term liabilities	80,441	88,441
Total liabilities	706,809	800,856

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	60,965	62,239
Retained earnings	776,424	770,305
Accumulated other comprehensive loss	(145,627)	(137,440)
	692,306	695,648
Less cost of common stock in treasury	(153,549)	(156,750)
Total shareholders’ equity	538,757	538,898
Total liabilities and shareholders’ equity	$1,245,566	$1,339,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30
In thousands	2019	2018
Operating activities
Net income (loss)	$23,341	$(97,512)
(Income) loss from discontinued operations, net of taxes	(3,802)	100,353

Adjustments to reconcile to net cash provided (used) by continuing operations:
Depreciation, depletion and amortization	38,114	34,731
Amortization of debt issue costs and original issue discount	1,525	870
Deferred income tax benefit (provision)	441	(5,466)
Gains on dispositions of plant, equipment and timberlands, net	(1,327)	(1,939)
Share-based compensation	2,683	4,594
Change in operating assets and liabilities
Accounts receivable	(5,431)	(10,421)
Inventories	(23,728)	(40,314)
Prepaid and other current assets	(4,512)	(2,935)
Accounts payable	(5,347)	(2,019)
Accruals and other current liabilities	(5,891)	3,768
Other	(472)	78
Net cash provided (used) by operating activities from continuing operations	15,594	(16,212)

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(18,017)	(32,155)
Proceeds from disposals of plant, equipment and timberlands, net	1,363	2,073
Acquisition, net of cash acquired	(1,974)	—
Other	(163)	(68)
Net cash used by investing activities from continuing operations	(18,791)	(30,150)

Financing activities
Net (repayments) borrowings under revolving credit facility	(30,183)	174,761
Repayment of 5.375% Notes	(250,000)	—
Proceeds from term loans	248,644	—
Payments of borrowing costs	(2,170)	—
Repayment of term loans	(11,020)	(8,373)
Payments of dividends	(17,194)	(17,064)
Payments related to share-based compensation awards and other	(755)	(1,008)
Net cash provided (used) by financing activities from continuing operations	(62,678)	148,316
Effect of exchange rate changes on cash	(1,794)	(3,931)
Net increase (decrease) in cash and cash equivalents	(67,669)	98,023
Change in cash and cash equivalents from discontinued operations	(17,970)	19,828
Cash and cash equivalents at the beginning of period	142,685	116,219
Cash and cash equivalents at the end of period	$57,046	$234,070

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$9,245	$7,213
Income taxes, net	10,741	11,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

In thousands	Common stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at July 1, 2019	$544	$59,920	$769,940	$(133,736)	$(153,549)	$543,119
Net income			12,224			12,224
Other comprehensive loss				(11,891)		(11,891)
Comprehensive income						333
Cash dividends declared ($0.13 per share)			(5,740)			(5,740)
Share-based compensation expense		1,045				1,045
Balance at September 30, 2019	$544	$60,965	$776,424	$(145,627)	$(153,549)	$538,757

Balance at July 1, 2018	$544	$62,827	$957,643	$(174,606)	$(159,456)	$686,952
Net loss			(95,831)			(95,831)
Other comprehensive income				19,971		19,971
Comprehensive loss						(75,860)
Cash dividends declared ($0.13 per share)			(5,694)			(5,694)
Share-based compensation expense		890				890
Delivery of treasury shares
RSUs and PSAs		(21)			14	(7)
Employee stock options exercised — net		(67)			32	(35)
Balance at September 30, 2018	$544	$63,629	$856,118	$(154,635)	$(159,410)	$606,246

Balance at January 1, 2019	$544	$62,239	$770,305	$(137,440)	$(156,750)	$538,898
Net income			23,341			23,341
Other comprehensive loss				(8,187)		(8,187)
Comprehensive income						15,154
Cash dividends declared ($0.39 per share)			(17,222)			(17,222)
Share-based compensation expense		2,683				2,683
Delivery of treasury shares
RSUs and PSAs		(2,421)			2,097	(324)
Employee stock options exercised — net		(1,536)			1,104	(432)
Balance at September 30, 2019	$544	$60,965	$776,424	$(145,627)	$(153,549)	$538,757

Balance at January 1, 2018	$544	$62,594	$948,411	$(140,675)	$(161,946)	$708,928
Reclassification pursuant to ASU No. 2018-02			22,298	(22,298)		—
Net loss			(97,512)			(97,512)
Other comprehensive income				8,338		8,338
Comprehensive loss						(89,174)
Cash dividends declared ($0.39 per share)			(17,079)			(17,079)
Share-based compensation expense		4,594				4,594
Delivery of treasury shares
RSUs and PSAs		(2,397)			1,914	(483)
Employee stock options exercised — net		(1,162)			622	(540)
Balance at September 30, 2018	$544	$63,629	$856,118	$(154,635)	$(159,410)	$606,246

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

Discontinued Operations The results of operations for our former Specialty Papers business have been classified as discontinued operations for all periods presented in the condensed consolidated statements of income.

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

Recently Issued Accounting Pronouncements   In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 842”). This ASU requires organizations to recognize on its balance sheet the assets and liabilities for the rights and obligations created by leases. We adopted ASU 842 as of January 1, 2019 and elected to follow a modified retrospective method which permitted us to adopt the standard without restating previously reported periods. As a result of adopting ASU 842, we recorded a right of use asset and corresponding lease obligation of approximately $14.1 million.  Refer to Note 14 “Leases” for additional information.

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

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” that changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. Under the new guidance, an allowance is recognized based on an estimate of expected credit losses. This standard is effective for us in the first quarter of 2020 and must be adopted using a modified retrospective approach. We expect the adoption of this standard will not have a material impact on our results of operations or financial position.

GLATFELTER

Form 10-Q

3.	ACQUISITION

On October 1, 2018, we completed our acquisition of Georgia-Pacific’s European nonwovens business (the “GP Business”) for $186 million and a working capital adjustment and post-closing purchase price adjustments of $2.0 million.

The acquisition consisted of Georgia-Pacific’s operations located in Steinfurt, Germany, along with sales offices located in France and Italy.  The Steinfurt facility produces high-quality airlaid products for the table-top, wipes, hygiene, food pad, and other nonwoven materials markets, competing in the marketplace with nonwoven technologies and substrates, as well as other materials focused primarily on consumer based end-use applications.  The facility is a state-of-the-art, 32,000-metric-ton-capacity manufacturing facility that employs approximately 220 people. Steinfurt’s results were reported prospectively from the acquisition date as part of our Airlaid Materials operating segment.

We financed the transaction through a combination of cash on hand and borrowings under our revolving credit facility.

The allocation of the purchase price to assets acquired and liabilities assumed is as follows:

In thousands	Allocation
Assets
Cash and cash equivalents	$7,540
Accounts receivable	13,277
Inventory	11,133
Prepaid and other current assets	869
Plant, equipment and timberlands	66,167
Intangible assets	43,573
Goodwill	74,770
Total assets	217,329
Liabilities
Accounts payable	8,577
Deferred tax liabilities	19,119
Other long term liabilities	1,162
Total liabilities	28,858
Total	188,471
less cash acquired	(7,540)
Total purchase price	$180,931

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

In connection with the Steinfurt acquisition we recorded $74.8 million of goodwill and $43.6 million of intangible assets. The goodwill arising from the acquisition largely relates to strategic benefits, product and market diversification, assembled workforce, and similar factors. For tax purposes, none of the goodwill is deductible. Intangible assets consist of technology, customer relationships and tradename.

The following table summarizes unaudited pro forma financial information for the indicated periods of 2018 as if the acquisition occurred as of January 1, 2018:

	Three months ended September 30	Nine months ended September 30
In thousands, except per share	(unaudited)
Pro forma
Net sales	$233,043	$707,563
Income from continuing operations	2,463	7,558
Income per share from continuing operations	0.06	0.17

GLATFELTER

Form 10-Q

4.	REVENUE

The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended September 30		Nine months ended September 30
In thousands	2019	2018	2019	2018
Composite Fibers
Food & beverage	$66,637	$68,534	$208,480	$209,117
Wallcovering	20,673	26,135	62,181	82,056
Technical specialties	20,301	20,615	58,855	63,182
Composite laminates	8,859	10,544	26,552	28,902
Metallized	11,234	13,348	32,934	40,450
	127,704	139,176	389,002	423,707
Airlaid Materials
Feminine hygiene	52,159	46,054	158,998	141,464
Specialty wipes	17,994	11,104	52,982	29,366
Table top	19,179	2,091	48,857	6,335
Adult incontinence	5,855	5,036	17,708	14,658
Home care	4,857	4,009	13,173	11,911
Other	4,767	2,385	15,981	9,365
	104,811	70,679	307,699	213,099

Total	$232,515	$209,855	$696,701	$636,806

	Three months ended September 30		Nine months ended September 30
In thousands	2019	2018	2019	2018
Composite Fibers
Europe, Middle East and Africa	$77,012	$87,870	$234,928	$274,442
Americas	33,179	30,205	98,783	83,245
Asia Pacific	17,513	21,101	55,291	66,020
	127,704	139,176	389,002	423,707
Airlaid Materials
Europe, Middle East and Africa	58,279	35,283	167,924	107,416
Americas	45,039	34,899	134,634	104,027
Asia Pacific	1,493	497	5,141	1,656
	104,811	70,679	307,699	213,099

Total	$232,515	$209,855	$696,701	$636,806

GLATFELTER

Form 10-Q

5.	DISCONTINUED OPERATIONS

On October 31, 2018, we completed the previously announced sale of our Specialty Papers business on a cash free and debt free basis to Pixelle Specialty Solutions LLC, an affiliate of Lindsay Goldberg (the “Purchaser”) for $360 million.  Cash proceeds from the sale were approximately $323 million in cash reflecting estimated purchase price adjustments as of the closing date and the assumption by the Purchaser of approximately $38 million in retiree healthcare liabilities. In addition, the Purchaser assumed approximately $210 million of pension liabilities relating to Specialty Papers’ employees and received approximately $274 million of related assets from the Company’s existing pension plan.

In connection with the sale of Specialty Papers, we entered into a Transition Services Agreement with Purchaser pursuant to which we agreed to provide various back-office and information technology support until the business is fully separated from us, which was completed in the third quarter of 2019.

The following table sets forth a summary of discontinued operations included in the condensed consolidated statements of income:

	Three months ended September 30		Nine months ended September 30
In thousands	2019	2018	2019	2018
Net sales	$—	$201,288	$—	$590,757
Energy and related sales, net	—	844	—	3,217
Total revenues	—	202,132	—	593,974
Costs of products sold	—	181,628	—	572,820
Gross profit	—	20,504	—	21,154
Selling, general and administrative expenses	(2,455)	6,058	(2,684)	18,566
Gains on dispositions of plant, equipment and timberlands, net	—	3	—	(440)
Operating income	2,455	14,443	2,684	3,028
Non-operating income (expense)
Interest expense	—	(2,281)	—	(6,017)
Other, net	(1,393)	(1,174)	(1,393)	(81)
Impairment charge	—	(125,644)	—	(125,644)
Income (loss) before income taxes	1,062	(114,656)	1,291	(128,714)
Income tax benefit	(2,519)	(19,530)	(2,511)	(28,361)
Income (loss) from discontinued operations	$3,581	$(95,126)	$3,802	$(100,353)

The amounts for 2018 presented above are derived from the segment reporting for Specialty Papers adjusted to include certain retirement benefit costs and to exclude corporate shared services costs which are required to remain in continuing operations. Interest expense was allocated to discontinued operations based on borrowings under the revolving credit facility required to be repaid with proceeds from the sale of Specialty Papers.

The following table sets forth a summary of cash flows from discontinued operations which is included in the condensed consolidated statements of cash flows:

	Nine months ended September 30
In thousands	2019	2018
Net cash provided (used) by operating activities	$(9,749)	$33,721
Net cash used by investing activities	(8,221)	(14,018)
Net cash provided by financing activities	—	125
Change in cash and cash equivalents from discontinued operations	$(17,970)	$19,828

GLATFELTER

Form 10-Q

6.	GAINS ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS

During the first nine months of 2019 and 2018 we completed the following sales of timberlands and other assets included in continuing operations:

Dollars in thousands	Acres	Proceeds	Gain
2019
Timberlands	463	$1,147	$1,114
Other	n/a	216	213
Total		$1,363	$1,327
2018
Timberlands	1,103	$2,046	$1,929
Other	n/a	27	10
Total		$2,073	$1,939

7.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”) from continuing operations:

	Three months ended September 30
In thousands, except per share	2019	2018
Income (loss) from continuing operations	$8,643	$(705)
Weighted average common shares
outstanding used in basic EPS	44,171	43,792
Effect of dilutive SOSARs,
PSAs and RSUs	271	—
Weighted average common shares
outstanding and common share
equivalents used in diluted EPS	44,442	43,792
Earnings (loss) per share from continuing operations
Basic	$0.19	$(0.02)
Diluted	0.19	(0.02)

	Nine months ended September 30
In thousands, except per share	2019	2018
Income from continuing operations	$19,539	$2,841
Weighted average common shares
outstanding used in basic EPS	44,113	43,754
Effect of dilutive SOSARs,
PSAs and RSUs	292	—
Weighted average common shares
outstanding and common share
equivalents used in diluted EPS	44,405	43,754
Earnings per share from continuing operations
Basic	$0.44	$0.06
Diluted	0.44	0.06

The numerator used to compute income per share from discontinued operations was $3.581 million and $(95.126) million for the third quarter of 2019 and 2018, respectively, and $3.802 million and $(100.353) million for the first nine months of 2019 and 2018, respectively. The denominator used to compute per share amounts of loss from discontinued operations is the same as the denominator used for per share amounts of income from continuing operations.

GLATFELTER

Form 10-Q

The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the periods indicated, because their effect would be anti-dilutive:

	September 30
In thousands	2019	2018
Three months ended	1,233	2,393
Nine months ended	1,233	2,393

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months and nine months ended September 30, 2019 and 2018.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at July 1, 2019	$(73,001)	$4,442	$(66,325)	$1,148	$(133,736)
Other comprehensive income (loss) before reclassifications (net of tax)	(17,073)	3,596	2,449	—	(11,028)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,231)	592	(224)	(863)
Net current period other comprehensive income (loss)	(17,073)	2,365	3,041	(224)	(11,891)
Balance at September 30, 2019	$(90,074)	$6,807	$(63,284)	$924	$(145,627)

Balance at July 1, 2018	$(62,315)	$(1,345)	$(115,167)	$4,221	$(174,606)
Other comprehensive income (loss) before reclassifications (net of tax)	(3,217)	627	12,981	4,699	15,090
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	989	4,053	(161)	4,881
Net current period other comprehensive income (loss)	(3,217)	1,616	17,034	4,538	19,971
Balance at September 30, 2018	$(65,532)	$271	$(98,133)	$8,759	$(154,635)

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2019	$(69,622)	$2,199	$(71,431)	$1,414	$(137,440)
Other comprehensive income (loss) before reclassifications (net of tax)	(20,452)	7,326	7,375	—	(5,751)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(2,718)	772	(490)	(2,436)
Net current period other comprehensive income (loss)	(20,452)	4,608	8,147	(490)	(8,187)
Balance at September 30, 2019	$(90,074)	$6,807	$(63,284)	$924	$(145,627)

Balance at January 1, 2018	$(41,839)	$(4,092)	$(98,295)	$3,551	$(140,675)
Amount reclassified for adoption of ASU No. 2018-02			(23,297)	999	$(22,298)
Balance as adjusted at January 1, 2018	(41,839)	(4,092)	(121,592)	4,550	(162,973)
Other comprehensive income (loss) before reclassifications (net of tax)	(23,693)	778	12,981	4,699	(5,235)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	3,585	10,478	(490)	13,573
Net current period other comprehensive income (loss)	(23,693)	4,363	23,459	4,209	8,338
Balance at September 30, 2018	$(65,532)	$271	$(98,133)	$8,759	$(154,635)

GLATFELTER

Form 10-Q

Reclassifications out of accumulated other comprehensive income and into the condensed consolidated statements of income were as follows:

	Three months ended September 30		Nine months ended September 30
In thousands	2019	2018	2019	2018
Description					Line Item in Statements of Income
Cash flow hedges (Note 17)
(Gains) losses on cash flow hedges	$(1,738)	$1,344	$(3,783)	$4,939	Costs of products sold
Tax expense (benefit)	507	(355)	1,065	(1,354)	Income tax provision
Net of tax	(1,231)	989	(2,718)	3,585
Retirement plan obligations (Note 11)
Amortization of deferred benefit pension plans
Prior service costs	64	5	152	16	Other, net
Actuarial losses	819	2,060	2,383	6,179	Other, net
Discontinued operations amortization of defined benefit pension plans	—	2,171	—	6,515	Discontinued operations
Curtailment and Settlement recognition	—	1,805	—	1,805	Discontinued operations
	883	6,041	2,535	14,515
Tax benefit	(291)	(1,988)	(1,763)	(4,037)	Income tax provision
Net of tax	592	4,053	772	10,478
Amortization of deferred benefit other plans
Prior service costs	(2)	—	(7)	—	Other, net
Actuarial gains	(293)	(16)	(639)	(49)	Other, net
Discontinued operations amortization of defined benefit other plans	—	(201)	—	(604)	Discontinued operations
	(295)	(217)	(646)	(653)
Tax expense	71	56	156	163	Income tax provision
Net of tax	(224)	(161)	(490)	(490)
Total reclassifications, net of tax	$(863)	$4,881	$(2,436)	$13,573

9.	INCOME TAXES

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

For the nine months ended September 30, 2019, our effective tax rate increased by approximately 6% as a result of the GILTI provisions due to our U.S. federal tax loss carryforward position which limits our ability to recognize the associated foreign tax credits and a deduction of up to 50% of the GILTI income.  Due to our U.S. federal tax loss carryforward position, there is no impact to cash taxes related to the GILTI provisions.

For the nine months ended September 30, 2019, we recorded an additional valuation allowance of $0.3 million against our net deferred tax assets primarily due to uncertainty regarding our ability to utilize federal net operating losses and credit carryforwards.  In assessing the need for a valuation allowance, we consider all available positive and negative evidence in our analysis.  Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of the evidence indicated it is more likely than not that the deferred tax assets will not be realized.

As of September 30, 2019 and December 31, 2018, we had $29.5 million and $29.6 million, respectively, of gross unrecognized tax benefits. As of September 30, 2019, if such benefits were to be recognized, approximately $18.6 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

GLATFELTER

Form 10-Q

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2016 - 2018	N/A
State	2014 - 2018	N/A
Canada(1)	2012-2013; 2018	2014 - 2017
Germany(1)	2016 - 2018	2012 - 2015
France	2018	N/A
United Kingdom	2017 - 2018	N/A
Philippines	2018	2016, 2017

(1)	includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $4.3 million. Substantially all this range relates to tax positions taken in Germany and the U.S.

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information included in continuing operations related to interest and penalties on uncertain tax positions:

	Nine months ended September 30
In millions	2019	2018
Interest expense (income)	$—	$0.3
Penalties	—	—

	September 30	December 31
	2019	2018
Accrued interest payable	$1.1	$1.1

10.	STOCK-BASED COMPENSATION

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

The following table summarizes RSU and PSA activity during periods indicated:

Units	2019	2018
Balance at January 1,	756,786	929,386
Granted	484,108	398,005
Forfeited	(158,767)	(73,673)
Shares delivered	(163,078)	(151,371)
Balance at September 30,	919,049	1,102,347

The amount granted in 2019 and 2018 includes 218,422 and 184,121, respectively, of PSAs exclusive of reinvested dividends.

The following table sets forth aggregate RSU and PSA compensation expense included in continuing operations for the periods indicated:

	September 30
In thousands	2019	2018
Three months ended	$1,048	$1,022
Nine months ended	2,643	4,283

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

The following table sets forth information related to outstanding SOSARS:

	2019		2018
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	2,334,742	$18.08	2,561,846	$17.87
Granted	—	—	—	—
Exercised	(441,920)	14.31	(158,545)	13.31
Canceled / forfeited	(446,435)	21.06	(51,285)	22.35
Outstanding at September 30,	1,446,387	$19.31	2,352,016	$18.08

The following table sets forth SOSAR compensation expense included in continuing operations for the periods indicated:

	September 30
In thousands	2019	2018
Three months ended	$—	$67
Nine months ended	40	311

GLATFELTER

Form 10-Q

11.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans included in continuing operations.

	Three months ended September 30
In thousands	2019	2018
Pension Benefits
Service cost	$216	$595
Interest cost	3,287	3,241
Expected return on plan assets	(3,895)	(5,531)
Amortization of prior service cost	64	5
Amortization of unrecognized loss	819	2,060
Total net periodic benefit cost	$491	$370

Other Benefits
Service cost	$7	$16
Interest cost	67	80
Amortization of prior service credit	(2)	—
Amortization of actuarial gain	(293)	(16)
Total net periodic benefit cost	$(221)	$80

	Nine months ended September 30
In thousands	2019	2018
Pension Benefits
Service cost	$1,073	$1,784
Interest cost	10,074	9,723
Expected return on plan assets	(11,290)	(16,592)
Amortization of prior service cost	152	16
Amortization of unrecognized loss	2,383	6,179
Total net periodic benefit cost	$2,392	$1,110

Other Benefits
Service cost	$25	$46
Interest cost	235	239
Amortization of prior service credit	(7)	—
Amortization of actuarial gain	(639)	(49)
Total net periodic benefit cost	$(386)	$236

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

12.	INVENTORIES

Inventories, net of reserves, were as follows:

	September 30	December 31
In thousands	2019	2018
Raw materials	$55,357	$50,205
In-process and finished	97,409	84,894
Supplies	37,808	38,312
Total	$190,574	$173,411

GLATFELTER

Form 10-Q

13.	CAPITALIZED INTEREST

The following table sets forth details of interest incurred, capitalized and expensed included in continuing operations:

	Three months ended September 30		Nine months ended September 30
In thousands	2019	2018	2019	2018
Interest cost incurred	$1,902	$3,965	$8,513	$11,633
Interest capitalized	—	—	—	396
Interest expense	$1,902	$3,965	$8,513	$11,237

Capitalized interest relates to spending for the Airlaid capacity expansion project.

14.	LEASES

We enter into a variety of arrangements in which we are the lessee for the use of automobiles, forklifts and other production equipment, production facilities, warehouses and office space.  We determine if an arrangement contains a lease at inception.  All our lease arrangements are operating leases and are recorded in the condensed consolidated balance sheet under the caption “Other assets” and the lease obligation is under “Other current liabilities” and “Other long-term liabilities.”  We currently do not have any finance leases.

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

At September 30, 2019, the ROU assets and corresponding lease obligation included in our condensed consolidated balance sheet totaled $11.1 million and had a weighted average remaining maturity of 36 months.  The weighted average discount rate used to value the leases at inception was 3.02%.  We recognized $4.4 million of operating lease expense during the first nine months of 2019.

The following table sets forth required minimum lease payments for the periods indicated:

	September 30	December 31
In thousands	2019	2018
2019	$1,342	$5,020
2020	4,502	3,861
2021	3,025	2,515
2022	1,583	1,426
2023	568	584
Thereafter	335	383

GLATFELTER

Form 10-Q

15.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	September 30	December 31
In thousands	2019	2018
Revolving credit facility, due Mar. 2020	$—	$114,495
Revolving credit facility, due Feb. 2024	79,490	—
5.375% Notes, due Oct. 2020	—	250,000
Term loan, due Feb. 2024	236,564	—
2.40% Term Loan, due Jun. 2022	4,278	5,725
2.05% Term Loan, due Mar. 2023	20,342	25,972
1.30% Term Loan, due Jun. 2023	5,834	7,361
1.55% Term Loan, due Sep. 2025	8,006	9,470
Total long-term debt	354,514	413,023
Less current portion	(22,235)	(10,785)
Unamortized deferred issuance costs	(2,508)	(1,276)
Long-term debt, net of current portion	$329,771	$400,962

On February 8, 2019, we entered into an amended and restated $400 million Revolving Credit Facility and a €220 million Term Loan with a consortium of banks (together, the “Credit Agreement”).  The proceeds of the Term Loan due Feb. 2024 were used to redeem in its entirety the 5.375% Notes.  The principal amount of the Term Loan amortizes in consecutive quarterly installments of principal, with each such quarterly installment to be in an amount equal to 1.25% of the Term Loan funded, commencing on July 1, 2019 and continuing quarterly thereafter.  The €220 million Term Loan is designated as a net investment hedge of our Euro functional currency foreign subsidiaries.  During the first nine months of 2019, we recognized a pre-tax gain of $9.0 million from changes in currency exchange rates through Other Comprehensive Income (Loss).

For all US dollar denominated borrowings under the Revolving Credit Facility, the borrowing rate is, at our option, either, (a) the bank’s base rate which is equal to the greater of i) the prime rate; ii) the federal funds rate plus 50 basis points; or iii) the Euro-rate plus 100 basis points plus an applicable spread over either i), ii) or iii) ranging from 12.5 basis points to 100 basis points based on the Company’s leverage ratio and its corporate credit ratings determined by Standard & Poor’s Rating Services and Moody’s Investor Service, Inc. (the “Corporate Credit Rating”); or (b) the Euro-rate plus an applicable margin ranging from 112.5 basis points to 200 basis points based on the Company’s leverage ratio and the Corporate Credit Rating. For non-US dollar denominated borrowings, the borrowing rate is, at our option, based on (b) above or for Euro denominated borrowings, the Euro Interbank Offering Rate (“EURIBOR”) plus an applicable margin ranging from 112.5 basis points to 200 basis points based on the Company’s leverage ratio and the Corporate Credit Rating.

In October 2019, we entered into a €180 million notional value floating-to-fixed interest rate swap agreement with certain financial institutions.  Under the terms of the swap, we will pay a fixed interest rate of the applicable margin plus 0.0395% on €180 million of the underlying variable rate term loan.  We will receive the greater of 0.00% or EURIBOR.

The Credit Agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to EBITDA ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 4.0x provided that such ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition such as Steinfurt. As of September 30, 2019, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 2.9x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement.

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

Letters of credit issued to us by certain financial institutions totaled $7.4 million as of September 30, 2019 and $5.2 million as of December 31, 2018. The letters of credit, which reduce amounts available under our Revolving Credit Facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program and for performance of certain remediation activity related to the Fox River matter. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	September 30, 2019		December 31, 2018
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$79,490	$79,490	$114,495	$114,495
Fixed-rate bonds	—	—	250,000	249,010
Term loan, due Feb. 2024	236,564	236,564	—	—
2.40% Term loan	4,278	4,371	5,725	5,836
2.05% Term loan	20,342	20,757	25,972	26,346
1.30% Term Loan	5,834	5,873	7,361	7,341
1.55% Term loan	8,006	8,142	9,470	9,453
Total	$354,514	$355,197	$413,023	$412,481

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs or capital expenditures expected to be incurred. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign

GLATFELTER

Form 10-Q

currency on a specified date. As of September 30, 2019, the maturity of currency forward contracts ranged from one month to 18 months.

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	September 30, 2019	December 31, 2018
Derivative
Sell/Buy - sell notional
Philippine Peso / British Pound	—	13,140
Philippine Peso / Euro	6,784	16,446
Euro / British Pound	17,428	15,250
U.S. Dollar / Euro	6,859	88
U.S. Dollar / Canadian Dollar	1,850	—

Sell/Buy - buy notional
Euro / Philippine Peso	889,778	1,069,006
British Pound / Philippine Peso	1,083,507	980,137
Euro / U.S. Dollar	87,872	76,417
U.S. Dollar / Canadian Dollar	34,934	35,154
Canadian Dollar / U.S. Dollar	1,850	—
British Pound / Euro	—	216

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

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	September 30, 2019	December 31, 2018
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	26,000	25,500
British Pound / Euro	3,000	2,000

Sell/Buy - buy notional
Euro / U.S. Dollar	12,000	11,000
British Pound / Euro	9,000	8,000

These contracts have maturities of one month from the date originally entered into.

GLATFELTER

Form 10-Q

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	September 30 2019	December 31 2018	September 30 2019	December 31 2018
	Prepaid Expenses and Other		Other
Balance sheet caption	Current Assets		Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$7,679	$4,381	$220	$1,548
Not designated as hedging:
Forward foreign currency exchange contracts	$343	$103	$320	$122

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

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended September 30		Nine months ended September 30
In thousands	2019	2018	2019	2018
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$1,738	$(1,344)	$3,783	$(4,939)

Ineffective portion – other – net	—	207	—	(5)
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$(511)	$(477)	$(483)	$(1,078)

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss), before taxes, is as follows:

In thousands	2019	2018
Balance at January 1,	$3,004	$(5,640)
Deferred gains on cash flow hedges	10,020	1,142
Reclassified to earnings	(3,783)	4,939
Balance at September 30,	$9,241	$441

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

Reserves for the Site.  Our reserve for past and future government oversight costs and long-term monitoring and maintenance is set forth below:

	Nine months ended September 30
In thousands	2019	2018
Balance at January 1,	$45,001	$43,144
Payments	(20,771)	(3,014)
Reserve adjustment	(2,509)	—
Assumption of WTM I escrow	—	4,746
Accretion	141	115
Balance at September 30,	$21,862	$44,991

Of our total reserve for the Fox River, $7.7 million is recorded in the accompanying September 30, 2019 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $14.2 million is recorded under the caption “Other long term liabilities.”  In connection with the court approval of our January 2019 consent decree, we reduced our reserve by $2.5 million and recorded the adjustment as a reduction in “Selling, general and administrative” expenses in the condensed consolidated statements of income.

19.	SEGMENT INFORMATION

The following tables set forth financial and other information by segment for the period indicated:

Three months ended September 30					Other and
Dollars in millions	Composite Fibers		Airlaid Materials		Unallocated		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$127.7	$139.2	$104.8	$70.7	$—	$—	$232.5	$209.9
Cost of products sold	106.0	116.8	88.4	62.3	0.1	0.9	194.5	180.0
Gross profit (loss)	21.7	22.4	16.4	8.4	(0.1)	(0.9)	38.0	29.9
SG&A	10.6	10.5	4.8	2.9	8.3	12.4	23.7	25.8
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(0.2)	(0.2)	(0.2)	(0.2)
Total operating income (loss)	11.1	11.9	11.6	5.5	(8.2)	(13.1)	14.5	4.3
Non-operating expense	—	—	—	—	(2.8)	(1.6)	(2.8)	(1.6)
Income (loss) before income taxes	$11.1	$11.9	$11.6	$5.5	$(11.0)	$(14.7)	$11.8	$2.8
Supplementary Data
Net tons sold (thousands)	33.4	37.4	35.9	24.0	—	—	69.3	61.5
Depreciation, depletion and amortization	$6.4	$7.1	$5.3	$3.4	$0.9	$1.0	$12.6	$11.5
Capital expenditures	4.0	3.0	2.9	1.9	0.5	1.3	7.4	6.2

GLATFELTER

Form 10-Q

Nine months ended September 30					Other and
Dollars in millions	Composite Fibers		Airlaid Materials		Unallocated		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$389.0	$423.7	$307.7	$213.1	$—	$—	$696.7	$636.8
Cost of products sold	322.2	349.5	262.3	184.7	1.1	2.8	585.6	537.1
Gross profit (loss)	66.8	74.2	45.4	28.4	(1.1)	(2.8)	111.1	99.7
SG&A	31.4	34.0	13.4	8.1	26.3	39.8	71.1	81.9
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(1.3)	(1.9)	(1.3)	(1.9)
Total operating income (loss)	35.4	40.2	32.0	20.3	(26.1)	(40.8)	41.3	19.8
Non-operating expense	—	—	—	—	(11.1)	(9.9)	(11.1)	(9.9)
Income (loss) before income taxes	$35.4	$40.2	$32.0	$20.3	$(37.2)	$(50.7)	$30.2	$9.9
Supplementary Data
Net tons sold (thousands)	99.4	110.4	103.1	72.4	—	—	202.6	182.8
Depreciation, depletion and amortization	$19.7	$21.7	$15.8	$9.7	$2.6	$3.3	$38.1	$34.7
Capital expenditures	8.7	10.9	7.9	17.6	1.4	3.7	18.0	32.2

The sum of individual amounts set forth above may not agree to the condensed consolidated financial statements included herein due to rounding.

Segments  Results of individual operating segments are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual segments are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the segments. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. The costs incurred by support areas not directly aligned with the segment are allocated primarily based on an estimated utilization of support area services or are included in “Other and Unallocated” in the table set forth above.

Management evaluates results of operations of the operating segments before certain corporate level costs and the effects of certain gains or losses not considered to be related to the core business operations. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of the segments and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” In the evaluation of operating segments results, management does not use any measures of total assets. This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

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

Introduction We manufacture a wide array of engineered materials. We report our results along two segments:

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

The former Specialty Papers business’ results of operations and financial condition are reported as discontinued operations. Following is a discussion and analysis primarily of the financial results of operations and financial condition of our continuing operations.

GLATFELTER

Form 10-Q

RESULTS OF OPERATIONS

Nine months ended September 30, 2019 versus the nine months ended September 30, 2018

Overview For the first nine months of 2019, we reported net income of $23.3 million, or $0.53 per share compared with a loss of $97.5 million and $2.23 per diluted share in the year earlier period.

On October 1, 2018, we acquired Georgia-Pacific’s European nonwovens business based in Steinfurt, Germany (“Steinfurt”). The results of Steinfurt, whose annual revenue approximated $99 million, are included prospectively from the date of acquisition. In addition, we sold our Specialty Papers business on October 31, 2018.  Accordingly, the financial results of this business are classified as discontinued operations for all periods presented.

The following table sets forth summarized consolidated results of operations:

	Nine months ended September 30
In thousands, except per share	2019	2018
Net sales	$696,701	$636,806
Gross profit	111,138	99,733
Operating income	41,322	19,757
Continuing operations
Income	19,539	2,841
Earnings per share	0.44	0.06
Discontinued operations
Income (loss) from discontinued operations	3,802	(100,353)
Earnings (loss) per share	0.09	(2.29)
Net income (loss)	23,341	(97,512)
Earnings (loss) per share	$0.53	$(2.23)

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

Adjusted earnings from continuing operations for the first nine months of 2019 were $25.5 million, or $0.57 per diluted share compared with $7.8 million, or $0.18 per diluted share, for the same period a year ago.  The improved results reflect i) growth in Airlaid Materials, as revenue and operating income each improved by approximately 44% and 58%, respectively; ii) lower corporate costs in connection with cost reduction initiatives and the separation of costs previously included as part of Specialty Papers and the collection of fees for transition services; iii) lower interest expense, net; and iv) partially offset by lower earnings in Composite Fibers.  Adjusted earnings consists of net income determined in accordance with GAAP adjusted to exclude the impact of the following:

Cost optimization actions. These adjustments reflect charges incurred in connection with initiatives to optimize the cost structure of the Company including costs related to the organizational change to a functional operating model.  The costs are primarily related to executive separation, other headcount reductions, professional fees, asset write-offs and certain contract termination costs.  These adjustments, which have occurred at various times in the past, are irregular in timing and relate to specific identified programs to reduce or optimize the cost structure of a particular operating segment or the corporate function.

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

Strategic initiatives. These adjustments primarily reflect professional and legal fees incurred directly related to evaluating and executing certain strategic initiatives including costs associated with acquisitions and the related integration and, in 2018, a currency translation gain on acquisition financing.

GLATFELTER

Form 10-Q

Fox River environmental matter. This adjustment excludes a gain for a decrease in the Company’s overall reserve for the Fox River matter primarily due to the resolution of the litigation in the first quarter of 2019.

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

Adjusted earnings and adjusted earnings per share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures.  The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP.  The following table sets forth the reconciliation of net income to adjusted earnings for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30
	2019		2018
In thousands, except per share	Amount	EPS	Amount	EPS
Net income	$23,341	$0.53	(97,512)	$(2.23)
Exclude: (Income) loss from discontinued operations, net of taxes	(3,802)	(0.09)	100,353	2.29
Income from continuing operations	19,539	0.44	2,841	0.06
Adjustments (pre-tax)
Cost optimization actions	7,643		—
Airlaid capacity expansion costs	1,014		5,572
Debt refinancing	992		—
Strategic initiatives (1)	249		853
Fox River environmental matter	(2,509)		—
Timberland sales and related costs	(1,114)		(1,929)
Total adjustments (pre-tax)	6,275		4,496
Income taxes (2)	(348)		(191)
U.S. Tax Reform	—		604
Total after-tax adjustments	5,927	0.13	4,909	0.11
Adjusted earnings	$25,466	$0.57	$7,750	$0.18

(1)	The amount for 2018 includes approximately $2.9 million of foreign currency gains associated with the financing for the Steinfurt acquisition.
(2)

Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated and the related $0.3 million increase in our valuation allowance related to the termination of our qualified pension plan.

The sum of individual per share amounts set forth above may not agree to adjusted earnings per share due to rounding.

GLATFELTER

Form 10-Q

Segment Financial Performance

Nine months ended September 30					Other and
Dollars in millions	Composite Fibers		Airlaid Materials		Unallocated		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$389.0	$423.7	$307.7	$213.1	$—	$—	$696.7	$636.8
Cost of products sold	322.2	349.5	262.3	184.7	1.1	2.8	585.6	537.1
Gross profit (loss)	66.8	74.2	45.4	28.4	(1.1)	(2.8)	111.1	99.7
SG&A	31.4	34.0	13.4	8.1	26.3	39.8	71.1	81.9
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(1.3)	(1.9)	(1.3)	(1.9)
Total operating income (loss)	35.4	40.2	32.0	20.3	(26.1)	(40.8)	41.3	19.8
Non-operating expense	—	—	—	—	(11.1)	(9.9)	(11.1)	(9.9)
Income (loss) before income taxes	$35.4	$40.2	$32.0	$20.3	$(37.2)	$(50.7)	$30.2	$9.9
Supplementary Data
Net tons sold (thousands)	99.4	110.4	103.1	72.4	—	—	202.6	182.8
Depreciation, depletion and amortization	$19.7	$21.7	$15.8	$9.7	$2.6	$3.3	$38.1	$34.7
Capital expenditures	8.7	10.9	7.9	17.6	1.4	3.7	18.0	32.2

The sum of individual amounts set forth above may not agree to the condensed consolidated financial statements included herein due to rounding.

Segments  Results of individual operating segments are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual segments are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the segments. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. The costs incurred by support areas not directly aligned with the segment are allocated primarily based on an estimated utilization of support area services or are included in “Other and Unallocated” in the table set forth above.

Management evaluates results of operations of the operating segments before certain corporate level costs and the effects of certain gains or losses not considered to be related to the core business operations. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of the segments and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” In the evaluation of operating segments results, management does not use any measures of total assets. This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

Sales and Costs of Products Sold

	Nine months ended September 30
In thousands	2019	2018	Change
Net sales	$696,701	$636,806	$59,895
Costs of products sold	585,563	537,073	48,490
Gross profit	$111,138	$99,733	$11,405
Gross profit as a percent of Net sales	16.0%	15.7%

The following table sets forth the contribution to consolidated net sales by each segment:

	Nine months ended September 30
Percent of Total	2019	2018
Segment
Composite Fibers	55.8%	66.5%
Airlaid Materials	44.2	33.5
Total	100.0%	100.0%

GLATFELTER

Form 10-Q

Net sales totaled $696.7 million and $636.8 million in the first nine months of 2019 and 2018, respectively.  The increase was primarily due to the Steinfurt acquisition, volume growth in Airlaid Materials’ legacy business and higher selling prices partially offset by unfavorable currency translation.  On a constant currency basis and excluding the Steinfurt acquisition, Advanced Airlaid Material’s net sales increased 15.0% and Composite Fibers’ decreased by 3.5%.

Composite Fibers’ net sales decreased $34.7 million, or 8.2% primarily due to $19.8 million unfavorable currency translation, a 10.0% decline in shipping volumes which was partially offset by higher average selling prices totaling $1.9 million. Food and beverage shipping volumes increased 1.2% but shipping volumes in all other market segments declined, particularly metallized and wallcover products.

Composite Fibers’ operating income for the first nine months of 2019 totaled $35.4 million, a decrease of $4.8 million compared to the year-earlier quarter.   Lower shipping volumes impacted results by $5.2 million.  Higher raw material and energy prices of $3.9 million and costs related to the disruption in the supply of a key raw material were partially offset by benefits of efficient operations and our cost reduction actions.  Currency was $3.8 million favorable compared to the year-ago period.

The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart:

Airlaid Materials’ net sales increased $94.6 million, or 44.4%, primarily due to the Steinfurt acquisition and a 12.9% organic increase in shipping volumes reflecting growth in wipes, hygiene and table top products.  Higher average selling prices contributed $1.5 million and currency translation was unfavorable by $6.9 million.

GLATFELTER

Form 10-Q

Airlaid Materials’ operating income for the first nine months of 2019 totaled $32.0 million, or 57.6% higher than the comparable period a year ago.  The increase was primarily due to $11.9 million from higher shipping volumes in part related to the Steinfurt acquisition.  The primary drivers are summarized in the following chart:

Other and Unallocated The amount of “Other and Unallocated” operating expense in our table of Segment Financial Performance totaled $26.1 million in the first nine months of 2019 compared with $40.8 million in the first nine months of 2018. The decrease in Other and Unallocated expenses, excluding the impact of gains from timberland sales, primarily reflects the impact of corporate cost reduction initiatives, lower start-up costs related to the Airlaid Materials capacity expansion program and the reduction in our reserve for the Fox River matter. Other and Unallocated expenses during the nine months of 2019, include $7.6 million of costs related to cost optimization including changes to the new functional operating model and associated separation costs.

Income taxes  In the first nine months of 2019 and 2018, we recorded an income tax provision of $10.7 million and $7.0 million, respectively, on income from continuing operations of $30.2 million and $9.9 million, respectively.  The lower effective tax rate in the first nine months of 2019 compared to the same period of 2018 was primarily due to a greater proportion of pretax income or losses being generated in the U.S., a lower tax jurisdiction.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our Euro denominated revenue exceeds Euro expenses by an estimated €160 million. For the first nine months of 2019, the average currency exchange rate was 1.12 dollar/euro compared with 1.19 in the same period of 2018. With respect to the British Pound Sterling, Canadian Dollar, and Philippine Peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the Euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first nine months of 2019.

In thousands	Nine months ended September 30, 2019
Favorable (unfavorable)
Net sales	$(26,743)
Costs of products sold	29,286
SG&A expenses	2,018
Income taxes and other	68
Net income	$4,629

GLATFELTER

Form 10-Q

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2019 were the same as 2018. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Discontinued Operations We completed the sale of our Specialty Papers business on October 31, 2018.  Its results of operations are reported as discontinued operations for all periods presented. For the first nine months 2019, we reported income from discontinued operations of $3.8 million compared with a loss of $100.4 million in the same period of 2018. The income reported in the first nine months of 2019 primarily relates to adjustments for post-closing working capital, pension and the reversal of tax reserves associated with the closure of tax matters, and other items in connection with the sale of Specialty Papers.  The loss reported in the first nine months of 2018 includes a $97.5 million, after-tax, impairment charge recorded in connection with the sale of the Specialty Papers business.

Three months ended September 30, 2019 versus the three months ended September 30, 2018

Overview For the third quarter of 2019, our net income totaled $12.2 million, or $0.28 per share compared with a loss of $95.8 million, or $2.19 per share in the third quarter of 2018.  On an adjusted basis earnings from continuing operations for the third quarter of 2019 was $9.7 million, or $0.22 per share compared with a loss of $0.2 million, or $0.00 per share, for the same period a year ago. The following table sets forth summarized results of operations:

	Three months ended September 30
In thousands, except per share	2019	2018
Net sales	$232,515	$209,855
Gross profit	38,021	29,872
Operating income	14,535	4,322
Continuing operations
Income (loss)	8,643	(705)
Earnings (loss) per share	0.19	(0.02)
Discontinued operations
Income (loss) from discontinued operations	3,581	(95,126)
Earnings (loss) per share	0.09	(2.17)
Net income (loss)	12,224	(95,831)
Earnings (loss) per share	$0.28	$(2.19)

The following table sets forth the reconciliation of net income (loss) to adjusted earnings for the three months ended September 30, 2019 and 2018:

	Three months ended September 30
	2019		2018
In thousands, except per share	Amount	EPS	Amount	Diluted EPS
Net income (loss)	$12,224	$0.28	$(95,831)	$(2.19)
Exclude: (Income) loss from discontinued operations, net of tax	(3,581)	(0.09)	95,126	2.17
Income (loss) from continuing operations	8,643	0.19	(705)	(0.02)
Adjustments (pre-tax)
Cost optimization	1,736		—
Strategic initiatives (1)	—		(1,342)
Airlaid capacity expansion costs	—		867
Timberland sales and related costs	(233)		(249)
Total adjustments (pre-tax)	1,503		(724)
Income taxes (2)	(415)		622
U.S. Tax Reform	—		612
Total after-tax adjustments	1,088	0.02	510	0.01
Adjusted earnings (loss)	$9,731	$0.22	$(195)	$—

(1)	The amount for 2018 includes approximately $2.9 million of foreign currency gains associated with the financing for the Steinfurt acquisition.

GLATFELTER

Form 10-Q

(2)

Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated and the related $0.2 million decrease in our valuation allowance related to the termination of our qualified pension plan.

Segment Financial Performance

Three months ended September 30					Other and
Dollars in millions	Composite Fibers		Airlaid Materials		Unallocated		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$127.7	$139.2	$104.8	$70.7	$—	$—	$232.5	$209.9
Cost of products sold	106.0	116.8	88.4	62.3	0.1	0.9	194.5	180.0
Gross profit (loss)	21.7	22.4	16.4	8.4	(0.1)	(0.9)	38.0	29.9
SG&A	10.6	10.5	4.8	2.9	8.3	12.4	23.7	25.8
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(0.2)	(0.2)	(0.2)	(0.2)
Total operating income (loss)	11.1	11.9	11.6	5.5	(8.2)	(13.1)	14.5	4.3
Non-operating expense	—	—	—	—	(2.8)	(1.6)	(2.8)	(1.6)
Income (loss) before income taxes	$11.1	$11.9	$11.6	$5.5	$(11.0)	$(14.7)	$11.8	$2.8
Supplementary Data
Net tons sold (thousands)	33.4	37.4	35.9	24.0	—	—	69.3	61.5
Depreciation, depletion and Amortization	$6.4	$7.1	$5.3	$3.4	$0.9	$1.0	$12.6	$11.5
Capital expenditures	4.0	3.0	2.9	1.9	0.5	1.3	7.4	6.2

The sum of individual amounts set forth above may not agree to the condensed consolidated financial statements included herein due to rounding

GLATFELTER

Form 10-Q

Sales and Costs of Products Sold

	Three months ended September 30
In thousands	2019	2018	Change
Net sales	$232,515	$209,855	$22,660
Costs of products sold	194,494	179,983	14,511
Gross profit	$38,021	$29,872	$8,149
Gross profit as a percent of Net sales	16.4%	14.2%

The following table sets forth the contribution to consolidated net sales by each segment:

	Three months ended September 30
Percent of Total	2019	2018
Segment
Composite Fibers	54.9%	66.3%
Airlaid Materials	45.1	33.7
Total	100.0%	100.0%

Net sales totaled $232.5 million and $209.9 million in the third quarters of 2019 and 2018, respectively.  Excluding the Steinfurt, Germany acquisition and on a constant currency basis, Airlaid Materials’ net sales increased by 14.2% and Composite Fibers’ net sales decreased by 4.2%.

Composite Fibers’ net sales declined $11.5 million, or 8.2%, driven by unfavorable currency translation of $5.6 million and a 10.8% decline in shipping volumes.  The decline in shipping volumes was primarily due to wallcover and metallized products, which were lower by 17.1% and 20.0%, respectively.

Composite Fibers’ third quarter of 2019 operating income decreased to $11.1 million, down $0.8 million from the prior-year quarter.  Lower shipping volumes impacted results by $2.5 million with related downtime impact of $1.3 million. Lower raw material and energy prices of $2.8 million and higher selling prices of $0.6 million more than offset $1.2 million of inflationary pressure and higher operating costs. Currency favorably impacted results by $0.8 million compared to the year-ago quarter reflecting hedging instruments that matured, more than offsetting the impact of a lower Euro translation rate.  The primary drivers are summarized in the following chart:

Airlaid Materials’ net sales increased $34.1 million in the quarter-over-quarter comparison primarily due to the Steinfurt acquisition and a 15.8% organic increase in shipping volumes reflecting strong growth in wipes, hygiene and table top products.  Currency translation was $1.7 million unfavorable.

GLATFELTER

Form 10-Q

Airlaid Materials’ operating income totaled $11.6 million compared with $5.5 million in the third quarter of 2018. The $6.1 million increase was primarily due to higher shipping volumes and the Steinfurt acquisition.  Lower prices for raw material and energy outpaced selling price declines by $0.4 million and currency translation was $0.7 million favorable.  The primary drivers are summarized in the following chart:

Other and Unallocated The amount of “Other and Unallocated” operating expense in our table of Segment Financial Performance totaled $8.2 million in the third quarter of 2019 compared with $13.1 million in the third quarter of 2018.  Excluding the items identified to present “adjusted earnings,” unallocated expenses for the third quarter of 2019 declined $4.2 million compared to the third quarter of 2018, primarily reflecting the impact of corporate cost reduction initiatives.

Income Taxes In the third quarter of 2019, we recorded an income tax provision of $3.1 million on income from continuing operations of $11.8 million.  The comparable amounts in the same period of 2018 were $3.5 million and $2.8 million, respectively. The lower effective tax rate in the third quarter of 2019 compared to the same period of 2018 was primarily due to a greater proportion of pretax income or losses being generated in the U.S., a lower tax jurisdiction.

Foreign Currency For the three months ended September 30 2019, the average currency exchange rate was 1.11 dollar/euro compared with 1.16 in the same period of 2018.  The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the third quarter of 2019.

In thousands	Three months ended September 30, 2019
Favorable (unfavorable)
Net sales	$(7,253)
Costs of products sold	8,213
SG&A expenses	504
Income taxes and other	112
Net income	$1,576

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

GLATFELTER

Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant expenditures for new or enhanced equipment, to support our research and development efforts, and to support our business strategy.  In addition, we have mandatory debt service requirements of both principal and interest.  The following table summarizes cash flow information for each of the periods presented:

	Nine months ended September 30
In thousands	2019	2018
Cash and cash equivalents at beginning of period	$142,685	$116,219
Cash provided (used) by
Operating activities	15,594	(16,212)
Investing activities	(18,791)	(30,150)
Financing activities	(62,678)	148,316
Effect of exchange rate changes on cash	(1,794)	(3,931)
Change in cash and cash equivalents from discontinued operations	(17,970)	19,828
Net cash provided (used)	(85,639)	117,851
Cash and cash equivalents at end of period	$57,046	$234,070

At September 30, 2019, we had $57.0 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Unremitted earnings of our foreign subsidiaries as of January 1, 2018 and forward are deemed to be indefinitely reinvested and therefore no U.S. tax liability is reflected in the accompanying condensed consolidated financial statements.  Approximately 69% of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes.

Cash provided by operating activities in the first nine months of 2019 totaled $15.6 million compared with a use of $16.2 million in the same period a year ago.  The improvement in operating cash flow was primarily due to increased profitability and a decrease in cash used for inventory and other working capital.  The use of $20.8 million of cash in the first nine months of 2019 for the Fox River matter was partially offset by lower incentive payments.

Net cash used by investing activities decreased by $11.4 million in the year-over-year comparison due to lower capital expenditures as a result of completing the airlaid capacity expansion in early 2018. Capital expenditures are expected to be $23 million to $28 million for the full year 2019.

Net cash used by financing activities totaled $62.7 million in the first nine months of 2019 compared with $148.3 million provided by financing activities in the same period of 2018. The increase in cash used by financing activities primarily reflects net repayment of borrowings under our revolving credit facility in the first nine months of 2019. In addition, cash provided by financing activities in the first nine months of 2018 included borrowings to finance the $186 million Steinfurt acquisition which closed on October 1, 2018.

The following table sets forth our outstanding long-term indebtedness:

	September 30	December 31
In thousands	2019	2018
Revolving credit facility, due Mar. 2020	$—	$114,495
Revolving credit facility, due Feb. 2024	79,490	—
5.375% Notes, due Oct. 2020	—	250,000
Term loan, due Feb. 2024	236,564	—
2.40% Term Loan, due Jun. 2022	4,278	5,725
2.05% Term Loan, due Mar. 2023	20,342	25,972
1.30% Term Loan, due Jun. 2023	5,834	7,361
1.55% Term Loan, due Sep. 2025	8,006	9,470
Total long-term debt	354,514	413,023
Less current portion	(22,235)	(10,785)
Unamortized deferred issuance costs	(2,508)	(1,276)
Long-term debt, net of current portion	$329,771	$400,962

GLATFELTER

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

The 2019 Facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 4.0x provided that such ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition such as Steinfurt. As of September 30, 2019, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 2.9x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

Financing activities include cash used for common stock dividends. In both the first nine months of 2019 and 2018, we used $17.2 million and $17.1 million, respectively, of cash for dividends on our common stock. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

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

Off-Balance-Sheet Arrangements As of September 30, 2019 and December 31, 2018, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

GLATFELTER

Form 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					September 30, 2019
Dollars in thousands	2019	2020	2021	2022	2023	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Term Loans	37,178	30,766	20,509	10,835	5,038	38,460	39,143
At variable interest rates	311,562	304,076	292,098	280,120	268,142	316,054	316,054
						$354,514	$355,197
Weighted-average interest rate
On fixed rate debt – Term Loans	1.87%	1.85%	1.82%	1.77%	1.67%
On variable rate debt	1.50%	1.50%	1.50%	1.50%	1.50%

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of September 30, 2019. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At September 30, 2019, we had $352.0 million of long-term debt, net of unamortized debt issuance costs, of which 89.8% was at variable interest rates. Variable-rate debt outstanding represents borrowings under the 2019 Facility including both revolving credit borrowings and the amortizing term loan.  Interest accrues based on EURIBOR plus a margin. At September 30, 2019, the interest rate paid was approximately 1.50%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $3.2 million.  However, in October 2019, we entered into a €180 million notional value floating-to-fixed interest rate swap agreement with certain financial institutions.  Under the terms of the swap, we will pay a fixed interest rate of 0.0395% on €180 million of the underlying variable rate term loan.  We will receive the greater of 0.00% or EURIBOR.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended September 30, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

Form 10-Q

PART II

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated.

10.1	Schedule of Change in Control Agreements, filed herewith.

10.2	First Amendment to Third Amended and Restated Credit Agreement, filed herewith.

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Samuel L. Hillard, Senior Vice President and Chief Financial Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.

32.2	Certification of Samuel L. Hillard, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.

101.INS	Inline XBRL Instance Document - – the instance document does not appear in the Interactive Data file because its iXBRL tags are embedded within the Inline XBRL document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, filed herewith.

101.CAL	XBRL Extension Calculation Linkbase, filed herewith.

101.DEF	XBRL Extension Definition Linkbase, filed herewith.

101.LAB	XBRL Extension Label Linkbase, filed herewith.

101.PRE	XBRL Extension Presentation Linkbase, filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)

October 30, 2019

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance and Chief Accounting Officer

GLATFELTER

Form 10-Q