Form 10-Q
period 2020-03-31
GLATFELTER P H CO
filed 2020-05-05
CIK 41719

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

Common Stock outstanding on April 30, 2020 totaled 44,311,663 shares.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

March 31, 2020

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31
In thousands, except per share	2020	2019

Net sales	$231,560	$229,133
Costs of products sold	194,685	193,516
Gross profit	36,875	35,617
Selling, general and administrative expenses	24,594	24,622
Gains on dispositions of plant, equipment and timberlands, net	—	(669)
Operating income	12,281	11,664
Non-operating income (expense)
Interest expense	(1,778)	(4,746)
Interest income	264	505
Other, net	(753)	(962)
Total non-operating expense	(2,267)	(5,203)
Income from continuing operations before income taxes	10,014	6,461
Income tax provision	2,608	1,858
Income from continuing operations	7,406	4,603

Discontinued operations:
Income before income taxes	—	714
Income tax provision	—	31
Income from discontinued operations	—	683
Net income	$7,406	$5,286

Basic earnings per share
Income from continuing operations	$0.17	$0.10
Income from discontinued operations	—	0.02
Basic earnings per share	$0.17	$0.12

Diluted earnings per share
Income from continuing operations	$0.17	$0.10
Income from discontinued operations	—	$0.02
Diluted earnings per share	$0.17	$0.12

Cash dividends declared per common share	$0.13	$0.13

Weighted average shares outstanding
Basic	44,275	44,027
Diluted	44,530	44,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31
In thousands	2020	2019
Net income	$7,406	$5,286
Foreign currency translation adjustments	(13,903)	(5,163)
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $401 and $(834), respectively	(1,317)	2,222
Unrecognized retirement obligations, net of taxes of $51 and $(145), respectively	(101)	846
Other comprehensive loss	(15,321)	(2,095)
Comprehensive income (loss)	$(7,915)	$3,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31	December 31
In thousands	2020	2019
Assets
Cash and cash equivalents	$104,225	$126,201
Accounts receivable, net	128,738	124,442
Inventories	189,449	190,415
Prepaid expenses and other current assets	38,982	36,274
Total current assets	461,394	477,332

Plant, equipment and timberlands, net	517,431	537,421
Goodwill	146,986	150,816
Intangible assets, net	79,709	83,735
Other assets	38,672	34,490
Total assets	$1,244,192	$1,283,794

Liabilities and Shareholders' Equity
Current portion of long-term debt	$24,952	$22,940
Accounts payable	112,905	130,039
Dividends payable	5,761	5,752
Environmental liabilities	8,000	9,000
Other current liabilities	60,197	62,772
Total current liabilities	211,815	230,503

Long-term debt	325,532	336,919
Deferred income taxes	72,369	76,374
Other long-term liabilities	91,566	84,039
Total liabilities	701,282	727,835

Commitments and contingencies	-	-

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	59,623	59,900
Retained earnings	727,440	725,795
Accumulated other comprehensive loss	(93,217)	(77,896)
	694,390	708,343
Less cost of common stock in treasury	(151,480)	(152,384)
Total shareholders’ equity	542,910	555,959
Total liabilities and shareholders’ equity	$1,244,192	$1,283,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31
In thousands	2020	2019
Operating activities
Net income	$7,406	$5,286
Income from discontinued operations, net of taxes	—	(683)

Adjustments to reconcile to net cash provided (used) by continuing operations:
Depreciation, depletion and amortization	15,402	12,788
Amortization of debt issue costs and original issue discount	147	1,236
Deferred income tax benefit	(2,612)	(1,240)
Gains on dispositions of plant, equipment and timberlands, net	—	(669)
Share-based compensation	1,085	477
Change in operating assets and liabilities
Accounts receivable	(7,203)	(10,364)
Inventories	(3,688)	(13,233)
Prepaid and other current assets	(2,315)	(4,149)
Accounts payable	(11,605)	2,066
Accruals and other current liabilities	(2,931)	(15,956)
Other	711	296
Net cash used by operating activities from continuing operations	(5,603)	(24,145)
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(7,014)	(5,865)
Proceeds from disposals of plant, equipment and timberlands, net	—	689
Acquisition, net of cash acquired	—	(1,974)
Other	—	(90)
Net cash used by investing activities from continuing operations	(7,014)	(7,240)
Financing activities
Net (repayments) borrowings under revolving credit facility	2,452	(11,488)
Repayment of 5.375% Notes	—	(250,000)
Proceeds from term loans	—	248,644
Payments of borrowing costs	—	(1,757)
Repayment of term loans	(3,089)	(2,646)
Payments of dividends	(5,752)	(5,720)
Payments related to share-based compensation awards and other	(458)	(644)
Net cash used by financing activities from continuing operations	(6,847)	(23,611)
Effect of exchange rate changes on cash	(937)	(658)
Net decrease in cash, cash equivalents and restricted cash	(20,401)	(55,654)
Change in cash, cash equivalents and restricted cash from discontinued operations	(316)	(10,365)
Cash, cash equivalents and restricted cash at the beginning of period	126,201	142,685
Cash, cash equivalents and restricted cash at the end of period	105,484	76,666
Less: restricted cash included in "Prepaid expenses and other current assets"	(1,259)	—
Cash and cash equivalents at the end of period	$104,225	$76,666

Supplemental cash flow information
Cash paid for:
Interest	$1,443	$5,989
Income taxes, net	3,446	2,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

In thousands	Common stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2020	$544	$59,900	$725,795	$(77,896)	$(152,384)	$555,959
Net income			7,406			7,406
Other comprehensive loss				(15,321)		(15,321)
Comprehensive loss						(7,915)
Cash dividends declared ($0.13 per share)			(5,761)			(5,761)
Share-based compensation expense		1,085				1,085
Delivery of treasury shares
RSUs and PSAs		(1,213)			807	(406)
Employee stock options exercised — net		(149)			97	(52)
Balance at March 31, 2020	$544	$59,623	$727,440	$(93,217)	$(151,480)	$542,910

Balance at January 1, 2019	$544	$62,239	$770,305	$(137,440)	$(156,750)	$538,898
Net income			5,286			5,286
Other comprehensive loss				(2,095)		(2,095)
Comprehensive income						3,191
Cash dividends declared ($0.13 per share)			(5,734)			(5,734)
Share-based compensation expense		477				477
Delivery of treasury shares
RSUs and PSAs		(992)			670	(322)
Employee stock options exercised — net		(1,159)			837	(322)
Balance at March 31, 2019	$544	$60,565	$769,857	$(139,535)	$(155,243)	$536,188

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

We prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. In our opinion, the financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. When preparing these financial statements, we have assumed you have read the audited consolidated financial statements included in our 2019 Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements   In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” that changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. Under the new guidance, an allowance is recognized based on an estimate of expected credit losses. We adopted this standard effective January 1, 2020 using a modified retrospective approach. The adoption of this standard did not impact our results of operations or financial position.

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

GLATFELTER

Form 10-Q

3.	RESTRUCTURING

In the first quarter of 2020 we announced restructuring actions within the Composite Fibers operating segment. The actions primarily consisted of the consolidation of our metallizing operation from Gernsbach, Germany to our Caerphilly, U.K. site. In connection with this we recorded a non-cash charge of $2.5 million associated with accelerated depreciation and cash severance costs totaling $3.5 million. The restructuring charge is recorded under the caption “Costs of product sold” in the accompanying condensed consolidated statements of income for the three months ended March 31, 2020.

We expect to record additional non-cash charges and severance costs in the second and third quarters of 2020 aggregating approximately $4.0 million to $5.0 million.

4.	REVENUE

The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended March 31
In thousands	2020	2019
Composite Fibers
Food & beverage	$71,458	$71,453
Wallcovering	19,893	18,550
Technical specialties	20,007	19,288
Composite laminates	9,763	8,475
Metallized	11,590	10,951
	132,711	128,717
Airlaid Materials
Feminine hygiene	50,096	54,988
Specialty wipes	17,212	17,332
Table top	15,052	13,331
Adult incontinence	6,145	5,488
Home care	5,212	3,964
Other	5,132	5,313
	98,849	100,416

Total	$231,560	$229,133

	Three months ended March 31
In thousands	2020	2019
Composite Fibers
Europe, Middle East and Africa	$79,586	$77,914
Americas	32,721	31,640
Asia Pacific	20,404	19,163
	132,711	128,717

Airlaid Materials
Europe, Middle East and Africa	52,720	54,439
Americas	44,386	44,334
Asia Pacific	1,743	1,643
	98,849	100,416

Total	$231,560	$229,133

GLATFELTER

Form 10-Q

5.	DISCONTINUED OPERATIONS

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

The following table sets forth a summary of discontinued operations included in the condensed consolidated statements of income:

	Three months ended March 31
In thousands	2020	2019
Net sales	$—	$—
Energy and related sales, net	—	—
Total revenues	—	—
Costs of products sold	—	—
Gross profit	—	—
Selling, general and administrative expenses	—	(714)
Gains on dispositions of plant, equipment and timberlands, net	—	—
Operating income	—	714
Non-operating income (expense)
Interest expense	—	—
Other, net	—	—
Impairment charge	—	—
Income before income taxes	—	714
Income tax (provision)	—	31
Income from discontinued operations	$—	$683

The following table sets forth a summary of cash flows from discontinued operations which is included in the condensed consolidated statements of cash flows:

	Three months ended March 31
In thousands	2020	2019
Net cash (provided) used by operating activities	$(316)	$(8,931)
Net cash (used) provided by investing activities	—	(1,434)
Net cash provided by financing activities	—	—
Change in cash and cash equivalents from discontinued operations	$(316)	$(10,365)

GLATFELTER

Form 10-Q

6.	GAINS ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS

The following table sets forth sales of timberlands and other assets completed during the first three months of 2019. There were no such sales in the first quarter of 2020.

Dollars in thousands	Acres	Proceeds	Gain
2019
Timberlands	218	$475	$458
Other	n/a	214	211
Total		$689	$669

7.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”) from continuing operations:

	Three months ended March 31
In thousands, except per share	2020	2019
Income from continuing operations	$7,406	$4,603
Weighted average common shares
outstanding used in basic EPS	44,275	44,027
Effect of dilutive SOSARs,
PSAs and RSUs	255	252
Weighted average common shares
outstanding and common share
equivalents used in diluted EPS	44,530	44,279

Earnings per share from continuing operations
Basic	$0.17	$0.10
Diluted	0.17	0.10

The numerator used to compute income per share from discontinued operations was $0.683 million for the first quarter 2019. The denominator used to compute per share amounts of loss from discontinued operations is the same as the denominator used for per share amounts of income from continuing operations.

The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the periods indicated, because their effect would be anti-dilutive:

	March 31
In thousands	2020	2019
Three months ended	1,231	1,582

GLATFELTER

Form 10-Q

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months ended March 31, 2020 and 2019.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total

Balance at January 1, 2020	$(76,346)	$4,316	$(7,253)	$1,387	$(77,896)
Other comprehensive income (loss) before reclassifications (net of tax)	(13,903)	283	—	—	(13,620)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,600)	148	(249)	(1,701)
Net current period other comprehensive income (loss)	(13,903)	(1,317)	148	(249)	(15,321)
Balance at March 31, 2020	$(90,249)	$2,999	$(7,105)	$1,138	$(93,217)

Balance at January 1, 2019	$(69,622)	$2,199	$(71,431)	$1,414	$(137,440)
Other comprehensive income (loss) before reclassifications (net of tax)	(4,805)	2,641	—	—	(2,164)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(419)	621	(133)	69
Net current period other comprehensive income (loss)	(4,805)	2,222	621	(133)	(2,095)
Balance at March 31, 2019	$(74,427)	$4,421	$(70,810)	$1,281	$(139,535)

Reclassifications out of accumulated other comprehensive income and into the condensed consolidated statements of income were as follows:

	Three months ended March 31
In thousands	2020	2019
Description			Line Item in Statements of Income
Cash flow hedges (Note 16)
Gains on cash flow hedges	$(2,182)	$(585)	Costs of products sold
Tax expense	582	166	Income tax provision
Net of tax	(1,600)	(419)
Retirement plan obligations (Note 11)
Amortization of deferred benefit pension plans
Prior service costs	12	34	Other, net
Actuarial losses	160	775	Other, net
	172	809
Tax benefit	(24)	(188)	Income tax provision
Net of tax	148	621
Amortization of deferred benefit other plans
Prior service costs	(116)	(2)	Other, net
Actuarial gains	(209)	(173)	Other, net
	(325)	(175)
Tax expense	76	42	Income tax provision
Net of tax	(249)	(133)
Total reclassifications, net of tax	$(1,701)	$69

9.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

GLATFELTER

Form 10-Q

In the first quarter of 2020, pretax income totaled $10.0 million and the provision for income taxes totaled $2.6 million. The effective income tax rate for the first quarter of 2020 benefited by $2.6 million recorded in connection with passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) of 2020. This Act, which was signed into law on March 27, 2020, modified the net operating loss (“NOL”) provisions of previous law to allow losses arising in a taxable year beginning after December 31, 2017 and before January 1, 2021, to be carried back five years. We are in the process of evaluating additional tax planning opportunities which may allow us to carry back additional NOLs.

For the three months ended March 31, 2020, we recorded a decrease in our valuation allowance of $4.0 million against our net deferred tax assets in connection with passage of the CARES Act and the ability to carry our “net operating loss” back five years. In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of the evidence indicated it is more likely than not that the deferred assets will not be realized.

As of March 31, 2020 and December 31, 2019, we had $32.7 million and $30.5 million of gross unrecognized tax benefits. As of March 31, 2020, if such benefits were to be recognized, approximately $21.9 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

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

(1)	includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $1.2 million. Substantially all this range relates to tax positions taken in Canada and the U.S.

GLATFELTER

Form 10-Q

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information included in continuing operations related to interest on uncertain tax positions:

	Three months ended March 31
In millions	2020	2019
Interest expense (income)	$0.1	$0.1

	March 31	December 31
	2020	2019
Accrued interest payable	$0.5	$0.4

10.	STOCK-BASED COMPENSATION

The P. H. Glatfelter Amended and Restated Long Term Incentive Plan (the “LTIP”) provides for the issuance of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units.

Pursuant to terms of the LTIP, we have issued to eligible participants restricted stock units (“RSUs”), performance share awards (“PSAs”) and stock only stock appreciation rights.

Awards of RSUs and PSAs are made under our LTIP. The vesting of RSUs is generally based on the passage of time, generally over a three -year period or in certain instances the RSUs were issued with five-year cliff vesting.  PSAs are issued to members of management and vesting is based on achievement of cumulative financial performance targets covering a two year period followed by an additional one-year service period. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. In addition, PSA awards include a modifier based on the three-year total shareholder return relative to a broad market index. For RSUs the grant date fair value of the awards, or the closing price per common share on the date of the award, is used to determine the amount of expense to be recognized over the applicable service period. For PSAs, the grant date fair value is estimated using a lattice model. The significant inputs include the stock price, volatility, dividend yield, and risk-free rate of return. Settlement of RSUs and PSAs will be made in shares of our common stock currently held in treasury.

The following table summarizes RSU and PSA activity during periods indicated:

Units	2020	2019
Balance at January 1,	896,463	756,786
Granted	294,315	384,766
Forfeited	(17,455)	(122,444)
Shares delivered	(78,509)	(67,646)
Balance at March 31,	1,094,814	951,462

The amount granted in 2020 and 2019 includes 168,663 and 214,899, respectively, of PSAs exclusive of reinvested dividends.

The following table sets forth aggregate RSU and PSA compensation expense included in continuing operations for the periods indicated:

	March 31
In thousands	2020	2019
Three months ended	$1,085	$434

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

GLATFELTER

Form 10-Q

The following table sets forth information related to outstanding SOSARS:

	2020		2019
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	1,291,947	$20.05	2,334,742	$18.08
Granted	—	—	—	—
Exercised	(44,710)	12.94	(283,060)	13.95
Canceled / forfeited	(2,841)	17.27	(258,439)	20.82
Outstanding at March 31,	1,244,396	$20.31	1,793,243	$18.96

The following table sets forth SOSAR compensation expense included in continuing operations for the periods indicated:

	March 31
In thousands	2020	2019
Three months ended	$—	$43

11.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans included in continuing operations.

	Three months ended March 31
In thousands	2020	2019
Pension Benefits
Service cost	$44	$484
Interest cost	301	3,450
Expected return on plan assets	—	(3,696)
Amortization of prior service cost	12	34
Amortization of unrecognized loss	160	775
Total net periodic benefit cost	$517	$1,047

Other Benefits
Service cost	$7	$9
Interest cost	46	84
Amortization of prior service credit	(116)	(2)
Amortization of actuarial gain	(209)	(173)
Total net periodic benefit credit	$(272)	$(82)

During 2019, our qualified pension plan was terminated, and all plan liabilities were settled by either a lump sum distribution or assumed by a third-party in exchange for a transfer of assets from the pension plan trust fund. For active participants, the pension benefit was replaced with an enhance defined contribution plan, or 401(k), to which we contributed a percent of eligible compensation. Currently we contribute 10%.

As of March 31, 2020, $51.1 million of assets remained in the pension trust and was included in cash and cash equivalents in the accompanying condensed consolidated balance sheet. We expect to complete the reversion of the qualified pension plan assets in the second quarter of 2020, after a portion of the assets are transferred to a trust fund to be used to make contributions over the next seven years to the 401(k) plan and satisfying excise tax obligations, approximately $33 million is expected to revert to us and will be available for general corporate purposes.

In December 2019, our Board of Directors approved the freezing of benefit accruals in the non-qualified pension plan for active participants effective December 31, 2019. As of January 1, 2020, each active participant’s frozen non-qualified pension benefit was transferred to a newly approved Deferred Compensation Plan non-qualified benefit plan and earns interest credits going forward. The Deferred Compensation Plan also provides for employer contributions and, in the future, the Plan may provide for elective employee deferrals. Under the Deferred Compensation Plan, participants are eligible to receive annual Company contributions that such

GLATFELTER

Form 10-Q

participants would have received under the P. H. Glatfelter 401(k) Savings Plan but for certain limitations imposed by the Internal Revenue Code on 401(k) plan contributions (“Company Contributions”).

The remaining non-contributory pension plans are unfunded non-qualified plans.

12.	INVENTORIES

Inventories, net of reserves, were as follows:

	March 31	December 31
In thousands	2020	2019
Raw materials	$55,940	$59,164
In-process and finished	94,059	92,231
Supplies	39,450	39,020
Total	$189,449	$190,415

13.	LEASES

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

The following table sets forth information related to our leases as of the periods indicated.

	March 31	December 31
in thousands	2020	2019
Right of use asset	$15,240	$11,701
Weighted average discount rate	3.31%	2.92%
Weighted average remaining maturity (months)	66	34

	Three months ended March 31
	2020	2019
Operating lease expense	$1,442	$1,606

The following table sets forth required future minimum lease payments for the years indicated:

In thousands
2020	$3,553
2021	4,076
2022	2,641
2023	1,343
2024	939
Thereafter	4,218

GLATFELTER

Form 10-Q

14.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	March 31	December 31
In thousands	2020	2019
Revolving credit facility, due Feb. 2024	$84,622	$84,255
Term loan, due Feb. 2024	231,993	240,969
2.40% Term Loan, due Jun. 2022	3,912	4,012
2.05% Term Loan, due Mar. 2023	19,006	19,487
1.30% Term Loan, due Jun. 2023	5,478	5,617
1.55% Term Loan, due Sep. 2025	7,719	7,915
Total long-term debt	352,730	362,255
Less current portion	(24,952)	(22,940)
Unamortized deferred issuance costs	(2,246)	(2,396)
Long-term debt, net of current portion	$325,532	$336,919

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

The Credit Agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to EBITDA ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 4.0x provided that such ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition such as Steinfurt. As of March 31, 2020, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 2.2x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement.

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

Letters of credit issued to us by certain financial institutions totaled $7.3 million as of March 31, 2020 and December 31, 2019. The letters of credit, which reduce amounts available under our Revolving Credit Facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program and for performance of certain remediation activity related to the Fox River matter. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	March 31, 2020		December 31, 2019
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$84,622	$84,622	$84,255	$84,255
Term loan, due Feb. 2024	231,993	231,993	240,969	240,969
2.40% Term loan	3,912	3,598	4,012	4,076
2.05% Term loan	19,006	17,906	19,487	19,764
1.30% Term Loan	5,478	5,131	5,617	5,624
1.55% Term loan	7,719	7,504	7,915	7,975
Total	$352,730	$350,754	$362,255	$362,663

The values set forth above are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 16.

16.	FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES

As part of our overall risk management practices, we enter into financial derivatives primarily designed to either i) hedge foreign currency risks associated with forecasted transactions (“cash flow hedges”); ii) mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and foreign currency denominated receivables and payables (“foreign currency hedges”); or iii) convert variable-interest-rate debt to fixed rates.

Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of March 31, 2020, the maturity of currency forward contracts ranged from one month to 18 months.

GLATFELTER

Form 10-Q

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	March 31, 2020	December 31, 2019
Derivative
Sell/Buy - sell notional
Euro / British Pound	18,121	17,702
U.S. Dollar / Euro	10,446	5,347
U.S. Dollar / Canadian Dollar	1,160	1,523

Sell/Buy - buy notional
Euro / Philippine Peso	956,431	1,039,432
British Pound / Philippine Peso	1,082,044	1,077,871
Euro / U.S. Dollar	76,032	82,317
U.S. Dollar / Canadian Dollar	34,079	34,094
Canadian Dollar / U.S. Dollar	1,160	1,523

The €220 million Term Loan is designated as a net investment hedge of our Euro functional currency foreign subsidiaries. During the first three months of 2020, we recognized a pre-tax gain of $5.9 million from changes in currency exchange rates through Other Comprehensive Income (Loss)

Derivatives Not Designated as Hedging Instruments - Foreign Currency Hedges We also entered into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying condensed consolidated statements of income under the caption “Other, net.”

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	March 31, 2020	December 31, 2019
Derivative

Sell/Buy - sell notional
U.S. Dollar / British Pound	20,000	25,500
British Pound / Euro	3,000	3,000

Sell/Buy - buy notional
Euro / U.S. Dollar	2,000	8,000
British Pound / Euro	3,000	7,000

These contracts have maturities of one month from the date originally entered into.

GLATFELTER

Form 10-Q

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	March 31 2020	December 31 2019	March 31 2020	December 31 2019
	Prepaid Expenses and Other		Other
Balance sheet caption	Current Assets		Current Liabilities
Designated as hedging:

Forward foreign currency exchange contracts	$4,351	$4,314	$1,481	$34
Not designated as hedging:

Forward foreign currency exchange contracts	$402	$566	$591	$205

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

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended March 31
In thousands	2020	2019
Designated as hedging:
Forward foreign currency exchange contracts:
Cost of products sold	$2,182	$585

Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$(619)	$292

The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance-sheet item.

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss), before taxes, is as follows:

In thousands	2020	2019
Balance at January 1,	$5,859	$3,004
Deferred gains on cash flow hedges	463	3,641
Reclassified to earnings	(2,182)	(585)
Balance at March 31,	$4,140	$6,060

We expect substantially all of the amounts recorded as a component of accumulated other comprehensive income will be recorded in results of operations within the next 12 to 18 months and the amount ultimately recognized will vary depending on actual market rates.

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

We are subject to remaining obligations under the OU1 consent decree, which now consist primarily of long-term monitoring and maintenance and for long term monitoring and maintenance in OU2-OU4a over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. In the first quarter of 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. We are obligated to make the regular payments under that fixed-price contract until the remaining amount due is less than the OU1 escrow account balance. We are permitted to pay for this contract using the remaining balance of the escrow account established by us and WTM I Company (“WTM I”) another PRP, under the OU1 consent decree during any period that the balance in the escrow account exceeds the amount due under our fixed-price contract. As of March 31, 2020, the balance in the escrow is less than amounts due under the fixed-price contract by approximately $1.8 million. We secured our obligation to pay that difference with a letter of credit.

At March 31, 2020, the escrow account balance totaled $9.0 million which is included in the condensed consolidated balance sheet under the caption “other assets.”

GLATFELTER

Form 10-Q

Under the consent decree, we will be responsible for reimbursement of government oversight costs incurred from October 2018 and later over approximately the next 30 years. We anticipate that a significant portion of the oversight costs will be incurred until such time as remediation is completed. Once completed, costs will be an order of magnitude lower in most years during the period of long-term monitoring and maintenance.

Reserves for the Site. Our reserve for past and future government oversight costs and long-term monitoring and maintenance is set forth below:

	Three months ended March 31
In thousands	2020	2019
Balance at January 1,	$21,870	$45,001
Payments	(131)	(20,535)
Reserve adjustment	—	(2,509)
Accretion	52	56
Balance at March 31,	$21,791	$22,013

The payments set forth above represent the $20.5 million paid in 2019 pursuant to the Glatfelter consent decree and for amounts due under the long-term monitoring and maintenance agreement. Of our total reserve for the Fox River, $8.0 million is recorded in the accompanying March 31, 2020 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $13.8 million is recorded under the caption “Other long term liabilities.”

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

18.	SEGMENT INFORMATION

The following tables set forth financial and other information by segment for the period indicated:

Three months ended March 31					Other and
Dollars in thousands	Composite Fibers		Airlaid Materials		Unallocated		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$132,711	$128,717	$98,849	$100,416	$—	$—	$231,560	$229,133
Cost of products sold	106,985	106,563	82,246	85,989	5,454	964	194,685	193,516
Gross profit (loss)	25,726	22,154	16,603	14,427	(5,454)	(964)	36,875	35,617
SG&A	10,624	10,805	4,581	4,389	9,389	9,428	24,594	24,622
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	(669)	—	(669)
Total operating income (loss)	15,102	11,349	12,022	10,038	(14,843)	(9,723)	12,281	11,664
Non-operating expense	—	—	—	—	(2,267)	(5,203)	(2,267)	(5,203)
Income (loss) before income taxes	$15,102	$11,349	$12,022	$10,038	$(17,110)	$(14,926)	$10,014	$6,461
Supplementary Data
Net tons sold (thousands)	35,983	31,529	35,039	33,177	—	—	71,022	64,706
Depreciation, depletion and amortization(1)	$6,466	$6,674	$5,451	$5,268	$3,485	$846	$15,402	$12,788
Capital expenditures	3,956	3,188	2,103	2,192	955	485	7,014	5,865

(1)	The amount presented in 2020 in the Other and unallocated column represents accelerated depreciation incurred in connection with the restructuring of our metallized operations.

GLATFELTER

Form 10-Q

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

GLATFELTER

Form 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report on Form 10-K.

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

i.

risks associated with the impact of the COVID-19 pandemic including global and regional economic conditions, changes in demand for our products, interruptions in our global supply chain, ability to continue production by our facilities, credit conditions of our customers or suppliers, or potential legal actions that could arise due to our operations during the pandemic;

ii.	variations in demand for our products including the impact of unplanned market-related downtime, variations in product pricing, or product substitution;
iii.

the impact of competition, changes in industry production capacity, including the construction of new mills or new machines, the closing of mills and incremental changes due to capital expenditures or productivity increases;

iv.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;
v.	geopolitical matters, including any impact to our operations from events in Russia, Ukraine and Philippines;
vi.	our ability to develop new, high value-added products;
vii.	changes in the price or availability of raw materials we use, particularly woodpulp, pulp substitutes, synthetic pulp, and abaca fiber;
viii.	changes in energy-related prices and commodity raw materials with an energy component;
ix.	the impact of unplanned production interruption at our facilities or at any of our key suppliers;
x.	disruptions in production and/or increased costs due to labor disputes;
xi.	the gain or loss of significant customers and/or on-going viability of such customers;
xii.	the impact of war and terrorism;
xiii.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities or changes in pre-tax income and its impact on the valuation of deferred taxes;
xiv.	enactment of adverse state, federal or foreign tax or other legislation or changes in government legislation, policy or regulation; and
xv.	our ability to finance, consummate and integrate acquisitions.

COVID-19 Pandemic  On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic as the virus spread throughout the world. As the virus continued its rapid spread, a significant portion of the world’s economies was significantly impacted, and will continue to be so, by government mandates that all “non-essential” businesses close and that residents “shelter-in-place” or practice “social distancing.” These actions have had, and are likely to have, a significant adverse impact on a wide range of economies and industries throughout the world, including certain markets we serve. As disclosed in Item 1A – Risk Factors of our 2019 Annual Report on Form 10-K, we included a risk factor stating, “Our business and financial performance may be adversely affected by a weak global economic environment or downturns in the target markets that we serve. - Adverse global economic conditions could impact our target markets resulting in decreased demand for our products. Our results could be adversely affected if economic conditions weaken.” The COVID-19 pandemic and the actions undertaken throughout the world in an attempt to contain the virus have had an unprecedented and significant adverse impact on global economies in terms of reduced GDP, increased unemployment, and insolvencies in a variety of industries and markets. As a result, we have experienced and expect to continue to experience weaker demand for certain of our products due to the effects of the pandemic.

Through the end of the first quarter of 2020, our financial performance and results of operations have not been meaningfully impacted by the weaker economic conditions as our business was determined to be “essential or life-sustaining” and we continued to produce products used in the global response effort to the pandemic. We believe demand for certain of our products, such as Airlaid

GLATFELTER

Form 10-Q

Materials’ personal hygiene and wipes, will remain strong in the next quarter. To date, we have successfully maintained our global supply chain securing critical raw materials with minimal disruptions or incremental costs and the demand for substantially all products has been stable as our customers continued to serve critical products to end-user consumers.

Although we anticipate a decline in overall economic activity, we believe demand for the majority of our products remains strong. As disclosed in Item 1A – Risk Factors to our 2019 Annual Report, “approximately $68 million of our revenue in 2019, was earned from customers located in Ukraine, Russia and members of the Commonwealth of Independent States.” The large majority of our revenue from this region consists of wallcover base material. If the governmental authorities continue aggressive actions to fight the spread of COVID-19 in these regions, or if economic hardships continue, we expect sales to some of our customers, such as wallpaper printers, will be adversely impacted.

The health and safety of our employees and their families are a top priority, and we are taking all the necessary measures to protect them. We have instituted several new safety, hygiene and communication protocols throughout our facilities to ensure we maintain our ability to produce product. Accordingly, we are proactively working to identify and mitigate risks to safeguard the continuity of our business. We believe we are well positioned from a liquidity and leverage perspective following the successful cost optimization initiatives and debt refinancing in 2019. As a result, we believe we are able to supply our customers high-quality engineered materials necessary to manufacture a variety of essential and life-sustaining consumer staples including wipes, health and hygiene products, and food and beverage items during this challenging time.

RESULTS OF OPERATIONS

Introduction We manufacture a wide array of engineered materials and report our results along two segments:

•

Composite Fibers with revenue from the sale of single-serve tea and coffee filtration products, wallcovering base materials, composite laminates, technical specialties including substrates for electrical applications, and metallized products; and

•

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

Three months ended March 31, 2020 versus the three months ended March 31, 2019

Overview For the first three months of 2020, we reported income from continuing operations of $7.4 million, or $0.17 per share compared with $4.6 million and $0.10 per diluted share in the year earlier period. The results were driven by year-over year improved results of both of our segments. Composite Fibers’ shipments increased by 14.1% and operating profit improved by 33.1% and in Airlaid Materials, shipments increased 5.6% year over year and operating profit increased 19.8%. In addition, interest expense, net declined $2.7 million reflecting the benefits of our debt refinancing in 2019. The following table sets forth summarized consolidated results of operations:

	Three months ended March 31
In thousands, except per share	2020	2019
Net sales	$231,560	$229,133
Gross profit	36,875	35,617
Operating income	12,281	11,664
Continuing operations
Income	7,406	4,603
Earnings per share	0.17	0.10
Discontinued operations
Income from discontinued operations	—	683
Earnings per share	—	0.02
Net income	7,406	5,286
Earnings per share	$0.17	$0.12

GLATFELTER

Form 10-Q

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

Adjusted earnings from continuing operations for the first three months of 2020 were $10.8 million, or $0.24 per diluted share compared with $7.3 million, or $0.16 per diluted share, for the same period a year ago. Adjusted earnings consists of net income determined in accordance with GAAP adjusted to exclude the impact of the following:

Restructuring charge – Metallized operations. This adjustment represents the charges incurred in connection with the decision to restructure a portion of the Composite Fibers segment, primarily consisting of the consolidation of our metallizing operation from Gernsbach, Germany to our Caerphilly, U.K. site. The charge includes a non-cash charge of $2.5 million associated with accelerated depreciation on machinery that will no longer be used and cash severance costs totaling $3.5 million.

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

Qualified pension plan termination. This adjustment reflects professional fees recorded in connection with the Company’s termination of its qualified pension plan and the related actions to settle all obligations to the plan’s participants. In the fourth quarter of 2019, the Company incurred a $75.3 million pension settlement charge in connection with the termination of the plan. Since the pension plan was fully funded, the settlement of the pension obligations did not require the use of the Company’s cash, but instead was accomplished with plan assets.

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

Strategic initiatives. These adjustments primarily reflect professional and legal fees incurred directly related to evaluating and executing certain strategic initiatives including costs associated with acquisitions and the related integration.

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

Coronavirus Aid, Relief, and Economic Security (CARES) Act 2020. This adjustment reflects the tax benefit recognized as a result of the March 27, 2020 change in U.S. tax law which, among others, allowing net operating losses to be carried back five years.

Adjusted earnings and adjusted earnings per share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP. The following table sets forth the reconciliation of net income to adjusted earnings for the three months ended March 31, 2020 and 2019:

GLATFELTER

Form 10-Q

	Year to date ended March 31
	2020		2019
In thousands, except per share	Amount	EPS	Amount	EPS
Net income	$7,406	$0.17	$5,286	$0.12
Exclude: Net income from discontinued operations	—	—	(683)	(0.02)
Income from continuing operations	7,406	0.17	4,603	0.10
Adjustments (pre-tax)
Restructuring charge - Metallized operations	5,987		—
Cost optimization actions	1,748		3,923
Qualified pension plan termination	73		—
Airlaid capacity expansion costs	—		1,014
Debt refinancing	—		992
Strategic initiatives	—		107
Fox River environmental matter	—		(2,509)
Timberland sales and related costs	—		(458)
Total adjustments (pre-tax)	7,808		3,069
Income taxes (1)	(1,835)		(389)
CARES Act of 2020 tax benefit (2)	(2,569)		-
Total after-tax adjustments	3,404	0.07	2,680	0.06
Adjusted earnings	$10,810	$0.24	$7,283	$0.16

(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated.
(2)

Tax benefit recorded in connection with passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) related to provisions that modified the “net operating loss” provisions of previous law to allow certain losses to be carried back five years.

The sum of individual per share amounts set forth above may not agree to adjusted earnings per share due to rounding.

Segment Financial Performance

Three months ended March 31					Other and
Dollars in thousands	Composite Fibers		Airlaid Materials		Unallocated		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$132,711	$128,717	$98,849	$100,416	$—	$—	$231,560	$229,133
Cost of products sold	106,985	106,563	82,246	85,989	5,454	964	194,685	193,516
Gross profit (loss)	25,726	22,154	16,603	14,427	(5,454)	(964)	36,875	35,617
SG&A	10,624	10,805	4,581	4,389	9,389	9,428	24,594	24,622
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	(669)	—	(669)
Total operating income (loss)	15,102	11,349	12,022	10,038	(14,843)	(9,723)	12,281	11,664
Non-operating expense	—	—	—	—	(2,267)	(5,203)	(2,267)	(5,203)
Income (loss) before income taxes	$15,102	$11,349	$12,022	$10,038	$(17,110)	$(14,926)	$10,014	$6,461
Supplementary Data
Net tons sold (thousands)	35,983	31,529	35,039	33,177	—	—	71,022	64,706
Depreciation, depletion and amortization(1)	$6,466	$6,674	$5,451	$5,268	$3,485	$846	$15,402	$12,788
Capital expenditures	3,956	3,188	2,103	2,192	955	485	7,014	5,865
(1)	The amount presented in 2020 in the Other and unallocated column represents accelerated depreciation incurred in connection with the restructuring of the metallized operations.

GLATFELTER

Form 10-Q

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

Sales and Costs of Products Sold

	Three months ended March 31
In thousands	2020	2019	Change
Net sales	$231,560	$229,133	$2,427
Costs of products sold	194,685	193,516	1,169
Gross profit	$36,875	$35,617	$1,258
Gross profit as a percent of Net sales	15.9%	15.5%

The following table sets forth the contribution to consolidated net sales by each segment:

	Three months ended March 31
Percent of Total	2020	2019
Segment
Composite Fibers	57.3%	56.2%
Airlaid Materials	42.7	43.8
Total	100.0%	100.0%

Net sales totaled $231.6 million and $229.1 million in the first three months of 2020 and 2019, respectively. On a constant currency basis, and Composite Fibers’ net sales increased by 5.5% and Airlaid Material’s net sales increased 0.1%, which in each segment was primarily due to higher shipping volumes.

Composite Fibers’ net sales increased $4.0 million or 3.1%, compared to the year-ago first quarter, driven by stronger shipments in all product categories which was partially offset by unfavorable foreign currency translation of $3.1 million.

Composite Fibers’ first quarter 2020 operating income of $15.1 million and was $3.8 million, or 33.1%, higher than the first quarter of 2019. Higher shipping volumes across all product categories favorably impacted results by $1.2 million. Operations added $1.0 million primarily driven by higher production rates to meet demand, as well as cost reduction initiatives. A $4.0 million benefit from lower prices for wood pulp and energy was partially offset by a $2.6 million impact from lower selling prices in certain product categories. Currency favorably impacted results by $0.2 million compared to the year-ago quarter.

GLATFELTER

Form 10-Q

The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart:

Airlaid Materials’ net sales decreased $1.6 million, or 1.6%, in the year-over-year comparison. Strong shipments of table top, home care and wipes products increased volume by 5.6%, while lower selling prices of $4.8 million for contractual pass-through arrangements and a $1.7 million impact from currency translation exceeded the benefits of favorable volume.

Airlaid Materials’ operating income for the first three months of 2020 totaled $12.0 million, or 19.8% higher than the comparable period a year ago. Higher shipping volumes contributed $1.0 million of additional earnings while price declines due to raw material pass-through provisions were more than offset by lower raw material and energy prices, adding net $0.5 million of profit. Operations were $0.4 million favorable, mainly driven by higher production to support the stronger demand. The primary drivers are summarized in the following chart:

Other and Unallocated The amount of “Other and Unallocated” operating expense in our table of Segment Financial Information totaled $14.8 million in the first three months of 2020 compared with $9.7 million in the first three months of 2019. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the first quarter of 2020 declined $0.6 million compared to the first quarter of 2019, primarily reflecting lower corporate costs.

GLATFELTER

Form 10-Q

Income taxes  In the first quarter of 2020, income from continuing operations totaled $10.0 million and income tax expense totaled $2.6 million. The income tax expense in the first quarter of 2020 includes a $2.6 million tax benefit recorded in connection with passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”). This Act, which was signed into law on March 27, 2020, modified the “net operating loss” provisions of previous law to allow certain losses to be carried back five years. This tax benefit is excluded from net income when arriving at adjusted earnings. We are in the process of evaluating additional tax planning opportunities which may allow us to carry back additional NOLs.

On adjusted pre-tax income of $17.8 million, income tax expense was $7.0 million in the first quarter of 2020. The comparable amounts in the same quarter of 2019 were $9.5 million and $2.2 million, respectively. The effective tax rate on adjusted earnings was 39.3% in the first quarter of 2020.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our Euro denominated revenue exceeds Euro expenses by an estimated €140 million. For the first three months of 2020, the average currency exchange rate was 1.10 dollar/euro compared with 1.14 in the same period of 2019. With respect to the British Pound Sterling, Canadian Dollar, and Philippine Peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the Euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first three months of 2020.

In thousands	Three months ended March 31, 2020
Favorable (unfavorable)
Net sales	$(4,811)
Costs of products sold	4,656
SG&A expenses	364
Income taxes and other	190
Net income	$399

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2020 were the same as 2019. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Discontinued Operations We completed the sale of our Specialty Papers business on October 31, 2018. Its results of operations are reported as discontinued operations for all periods presented. For the first three months 2020 there was no activity in results of discontinued operations and in the first three months of 2019 we reported income from discontinued operations of $0.7 million.

GLATFELTER

Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant expenditures for new or enhanced equipment, to support our research and development efforts, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Three months ended March 31
In thousands	2020	2019
Cash, cash equivalents and restricted cash at the beginning of period	$126,201	$142,685
Cash used by
Operating activities	(5,603)	(24,145)
Investing activities	(7,014)	(7,240)
Financing activities	(6,847)	(23,611)
Effect of exchange rate changes on cash	(937)	(658)
Change in cash and cash equivalents from discontinued operations	(316)	(10,365)
Net cash used	(20,717)	(66,019)
Cash, cash equivalents and restricted cash at the end of period	105,484	76,666
Less: restricted cash included in "Prepaid expenses and other current assets"	(1,259)	—
Cash and cash equivalents at the end of period	$104,225	$76,666

At March 31, 2020, we had $104.2 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Unremitted earnings of our foreign subsidiaries as of January 1, 2018 and forward are deemed to be indefinitely reinvested and therefore no U.S. tax liability is reflected in the accompanying condensed consolidated financial statements. Approximately 47% of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes.

Cash used by operating activities in the first three months of 2020 totaled $5.6 million compared with a use of $24.1 million in the same period a year ago. The improvement in operating cash flow was primarily due to improved profitability, a decrease in cash used for inventory and other working capital and the effect on the comparison of using $20.5 million in the first three months of 2019 to settle Fox River related claims. In addition, cash used for interest payments declined $4.5 million in the year-over-year comparison reflecting savings from our debt refinancing in early 2019.

Net cash used by investing activities was essentially unchanged in the year-over-year comparison. Capital expenditures totaled $7.0 million and $5.9 million for the three months ended March 31, 2020 and 2019, respectively, and are expected to be $30 million to $35 million for the full year 2020.

Net cash used by financing activities totaled $6.8 million in the first three months of 2020 compared with $23.6 million in the same period of 2019. The change in cash used by financing activities primarily reflects $2.5 million of net borrowings in the first three months of 2020 compared with a net repayment of $11.5 million in the first three months of 2019.

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

GLATFELTER

Form 10-Q

The 2019 Facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 4.0x provided that such ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of March 31, 2020, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 2.2x, within the limits set forth in our credit agreement. As part of our proactive management of potential risks presented by the COVID-19 pandemic we assessed our liquidity position in a number of more severe scenarios projecting potential implications of the economic crises. We believe the strength of our balance sheet and our production of engineered materials essential to the global response effort provides adequate financial flexibility in this challenging time. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The following table sets forth our outstanding long-term indebtedness:

	March 31	December 31
In thousands	2020	2019
Revolving credit facility, due Feb. 2024	$84,622	$84,255
Term loan, due Feb. 2024	231,993	240,969
2.40% Term Loan, due Jun. 2022	3,912	4,012
2.05% Term Loan, due Mar. 2023	19,006	19,487
1.30% Term Loan, due Jun. 2023	5,478	5,617
1.55% Term Loan, due Sep. 2025	7,719	7,915
Total long-term debt	352,730	362,255
Less current portion	(24,952)	(22,940)
Unamortized deferred issuance costs	(2,246)	(2,396)
Long-term debt, net of current portion	$325,532	$336,919

Financing activities include cash used for common stock dividends. In both the first three months of 2020 and 2019, we used $5.8 million and $5.7 million, respectively, of cash for dividends on our common stock. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.

At March 31, 2020, we had ample liquidity consisting of $104.2 million of cash on hand and $108.0 million of capacity under our revolving credit facility. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt.

Off-Balance-Sheet Arrangements As of March 31, 2020 and December 31, 2019, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

GLATFELTER

Form 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					March 31, 2020
In thousands, except percentages	2020	2021	2022	2023	2024	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At variable interest rates	$309,083	$298,538	$286,486	$274,435	$28,680	$316,615	$316,615
At fixed interest rates – Term Loans	39,986	30,954	20,635	10,901	5,070	36,115	34,139
						$352,730	$350,754
Weighted-average interest rate
On variable rate debt	1.50%	1.50%	1.50%	1.50%	1.50%
On fixed rate debt – Term Loans	1.87%	1.86%	1.82%	1.77%	1.67%

Interest rate swap
Pay fixed/received variable (notional)	€180,000	€180,000	€180,000	—	—
Rate paid	0.0395%	0.0395%	0.0395%	—	—
Rate received	—	—	—	—	—

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of March 31, 2020. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At March 31, 2020, we had $350.5 million of long-term debt, net of unamortized debt issuance costs, of which 90.3% was at variable interest rates. After giving effect to the interest rate swap agreement, approximately 33.4% of our debt was at variable interest rates. The fixed rate Term Loans and the variable rate debt are all euro-based borrowings and thus the value of which is also subject to currency risk. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on one-month EURIBOR, but in no event less than zero, plus the applicable margin. At March 31, 2020, the weighted average EURIBOR on our outstanding debt was (0.38)%. Accordingly, the interest rate paid was equal to the margin, or 1.50%. A hypothetical 100 basis point increase in the interest rate on variable rate debt would increase annual interest expense by $0.7 million. In the event rates are lower, interest expense would be unchanged.

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

GLATFELTER

Form 10-Q

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended March 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

The following additional risk factor relating to COVID-19 should be read in conjunction with the risk factors set forth under “Item 1A. Risk Factors” (“Item 1A”) in our 2019 Annual Report on Form 10-K (“2019 Form 10-K”). The developments described in this additional risk factor have heightened, or in some cases developed since the filing of our 2019 Form 10-K, certain of the risks disclosed in Item 1A. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our 2019 Form 10-K.

The risks described below and in our 2019 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and adversely affect our business, reputation, financial condition or results of operations. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.

The COVID-19 pandemic outbreak could impact our ability to operate our facilities in an economical manner or could adversely impact demand for our products, which could have a material adverse effect on our operations and business.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic as the virus spread throughout the world. As the virus continued its rapid spread, a significant portion of the world’s economies was significantly impacted, and will continue to be so, by government mandates that all “non-essential” businesses close and that residents “shelter-in-place” or practice “social distancing.” The actions undertaken across the globe in an attempt to contain the spread of the virus have had an unprecedented and significant adverse impact on global economies in terms of reduced GDP, increased unemployment, and insolvencies in a variety of industries and markets.

In the event economic activity continues to be adversely impacted, or the impact intensifies, due to the spread of COVID-19 or due to actions to control the spread, we could be forced to curtail operations due to reduced customer demand, compliance with government mandates or the inability to adequately staff production facilities due to a widespread or sustained outbreak of COVID-19 at one or more of our facilities. In addition, our global supply chain could be disrupted, demand for our products, or the prices the products are sold, could be adversely impacted if economic conditions in the target markets that we serve remain weak or weaken further. We also could face potential legal actions that  could arise due to our operations during the pandemic.

In addition, the COVID-19 pandemic’s impact on various economies throughout the world could lead to financial instabilities or insolvencies of some of our customers or the customers they in turn serve which could impact our ability to sell our products.

As we cannot predict the duration or scope of the COVID-19 pandemic, in the event the spread continues or the government actions intensify, our results of operations and/or financial position could be adversely impacted.

GLATFELTER

Form 10-Q

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated.

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Samuel L. Hillard, Senior Vice President and Chief Financial Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.

32.2	Certification of Samuel L. Hillard, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.

101.INS	Inline XBRL Instance Document - – the instance document does not appear in the Interactive Data file because its iXBRL tags are embedded within the Inline XBRL document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, filed herewith.

101.CAL	XBRL Extension Calculation Linkbase, filed herewith.

101.DEF	XBRL Extension Definition Linkbase, filed herewith.

101.LAB	XBRL Extension Label Linkbase, filed herewith.

101.PRE	XBRL Extension Presentation Linkbase, filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

GLATFELTER

Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)

May 5, 2020

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance and Chief Accounting Officer

GLATFELTER

Form 10-Q