Form 10-Q
period 2020-06-30
GLATFELTER P H CO
filed 2020-08-04
CIK 41719

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

Common Stock outstanding on July 24, 2020 totaled 44,367,836 shares.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

June 30, 2020

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands, except per share	2020	2019	2020	2019

Net sales	$216,183	$235,053	$447,743	$464,186
Costs of products sold	184,120	197,553	378,878	391,069
Gross profit	32,063	37,500	68,865	73,117
Selling, general and administrative expenses	23,551	22,800	48,072	47,422
Gains on dispositions of plant, equipment and timberlands, net	(597)	(423)	(597)	(1,092)
Operating income	9,109	15,123	21,390	26,787
Non-operating income (expense)
Interest expense	(1,759)	(1,865)	(3,537)	(6,611)
Interest income	87	241	351	746
Pension settlement expenses, net	(6,330)	—	(6,403)	—
Other, net	(835)	(1,551)	(1,515)	(2,513)
Total non-operating expense	(8,837)	(3,175)	(11,104)	(8,378)
Income from continuing operations before income taxes	272	11,948	10,286	18,409
Income tax provision	2,553	5,655	5,161	7,513
Income (loss) from continuing operations	(2,281)	6,293	5,125	10,896

Discontinued operations:
Income (loss) before income taxes	(135)	(485)	(135)	229
Income tax provision (benefit)	—	(23)	—	8
Income (loss) from discontinued operations	(135)	(462)	(135)	221
Net income (loss)	$(2,416)	$5,831	$4,990	$11,117

Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.05)	$0.14	$0.12	$0.25
Income (loss) from discontinued operations	—	(0.01)	(0.01)	0.01
Basic earnings (loss) per share	$(0.05)	$0.13	$0.11	$0.26

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.05)	$0.14	$0.12	$0.25
Income (loss) from discontinued operations	—	(0.01)	(0.01)	—
Diluted earnings (loss) per share	$(0.05)	$0.13	$0.11	$0.25

Cash dividends declared per common share	$0.135	$0.13	$0.265	$0.26

Weighted average shares outstanding
Basic	44,343	44,140	44,309	44,084
Diluted	44,343	44,382	44,541	44,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands	2020	2019	2020	2019
Net income (loss)	$(2,416)	$5,831	$4,990	$11,117
Foreign currency translation adjustments	5,891	1,426	(8,012)	(3,379)
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $295, $78, $696 and $(756), respectively	(552)	21	(1,869)	2,243
Unrecognized retirement obligations, net of taxes of $52, $(1,241), $103 and $(1,386), respectively	(99)	4,352	(200)	4,840
Other comprehensive income (loss)	5,240	5,799	(10,081)	3,704
Comprehensive income (loss)	$2,824	$11,630	$(5,091)	$14,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30	December 31
In thousands	2020	2019
Assets
Cash and cash equivalents	$76,619	$126,201
Accounts receivable, net	121,713	124,442
Inventories	196,044	190,415
Prepaid expenses and other current assets	37,483	36,274
Total current assets	431,859	477,332

Plant, equipment and timberlands, net	517,541	537,421
Goodwill	150,104	150,816
Intangible assets, net	78,569	83,735
Other assets	48,811	34,490
Total assets	$1,226,884	$1,283,794

Liabilities and Shareholders' Equity
Current portion of long-term debt	$22,866	$22,940
Accounts payable	93,626	130,039
Dividends payable	5,989	5,752
Environmental liabilities	5,000	9,000
Other current liabilities	67,047	62,772
Total current liabilities	194,528	230,503

Long-term debt	324,693	336,919
Deferred income taxes	72,773	76,374
Other long-term liabilities	93,891	84,039
Total liabilities	685,885	727,835

Commitments and contingencies	-	-

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	59,982	59,900
Retained earnings	719,035	725,795
Accumulated other comprehensive loss	(87,977)	(77,896)
	691,584	708,343
Less cost of common stock in treasury	(150,585)	(152,384)
Total shareholders’ equity	540,999	555,959
Total liabilities and shareholders’ equity	$1,226,884	$1,283,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30
In thousands	2020	2019
Operating activities
Net income	$4,990	$11,117
Loss (income) from discontinued operations, net of taxes	135	(221)

Adjustments to reconcile to net cash used by continuing operations:
Depreciation, depletion and amortization	29,608	25,520
Amortization of debt issue costs and original issue discount	293	1,380
Asset impairment charge	900	—
Deferred income tax benefit	(2,432)	(143)
Gains on dispositions of plant, equipment and timberlands, net	(597)	(1,092)
Share-based compensation	2,377	1,638
Change in operating assets and liabilities
Accounts receivable	1,388	(17,004)
Inventories	(7,450)	(19,513)
Prepaid and other current assets	(1,757)	(6,593)
Accounts payable	(33,062)	(3,465)
Accruals and other current liabilities	2,510	(12,258)
Other	2,185	1,349
Net cash used by operating activities from continuing operations	(912)	(19,285)
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(12,011)	(10,633)
Proceeds from disposals of plant, equipment and timberlands, net	613	1,116
Acquisition, net of cash acquired	—	(1,974)
Other	(50)	(90)
Net cash used by investing activities from continuing operations	(11,448)	(11,581)
Financing activities
Net (repayments) borrowings under revolving credit facility	—	(19,294)
Repayment of 5.375% Notes	—	(250,000)
Proceeds from term loans	—	248,644
Payments of borrowing costs	—	(2,170)
Repayment of term loans	(11,300)	(5,326)
Payments of dividends	(11,513)	(11,452)
Payments related to share-based compensation awards and other	(362)	(755)
Net cash used by financing activities from continuing operations	(23,175)	(40,353)
Effect of exchange rate changes on cash	(123)	(291)
Net decrease in cash, cash equivalents and restricted cash	(35,658)	(71,510)
Change in cash, cash equivalents and restricted cash from discontinued operations	(945)	(12,230)
Cash, cash equivalents and restricted cash at the beginning of period	126,201	142,685
Cash, cash equivalents and restricted cash at the end of period	89,598	58,945
Less: restricted cash in Prepaid and other current assets	(2,000)	—
Less: restricted cash in Other assets	(10,979)	—
Cash and cash equivalents at the end of period	$76,619	$58,945

Supplemental cash flow information
Cash paid for:
Interest	$3,175	$7,742
Income taxes, net	4,669	7,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

In thousands	Common stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at April 1, 2020	$544	$59,623	$727,440	$(93,217)	$(151,480)	$542,910
Net loss			(2,416)			(2,416)
Other comprehensive income				5,240		5,240
Comprehensive income						2,824
Cash dividends declared ($0.135 per share)			(5,989)			(5,989)
Share-based compensation expense		1,292				1,292
Delivery of treasury shares
RSUs and PSAs		(865)			850	(15)
Employee stock options exercised — net		(68)			45	(23)
Balance at June 30, 2020	$544	$59,982	$719,035	$(87,977)	$(150,585)	$540,999

Balance at April 1, 2019	$544	$60,565	$769,857	$(139,535)	$(155,243)	$536,188
Net income			5,831			5,831
Other comprehensive income				5,799		5,799
Comprehensive income						11,630
Cash dividends declared ($0.13 per share)			(5,748)			(5,748)
Share-based compensation expense		1,161				1,161
Delivery of treasury shares
RSUs and PSAs		(1,429)			1,427	(2)
Employee stock options exercised — net		(377)			267	(110)
Balance at June 30, 2019	$544	$59,920	$769,940	$(133,736)	$(153,549)	$543,119

Balance at January 1, 2020	$544	$59,900	$725,795	$(77,896)	$(152,384)	$555,959
Net income			4,990			4,990
Other comprehensive loss				(10,081)		(10,081)
Comprehensive loss						(5,091)
Cash dividends declared ($0.265 per share)			(11,750)			(11,750)
Share-based compensation expense		2,377				2,377
Delivery of treasury shares
RSUs and PSAs		(2,078)			1,657	(421)
Employee stock options exercised — net		(217)			142	(75)
Balance at June 30, 2020	$544	$59,982	$719,035	$(87,977)	$(150,585)	$540,999

Balance at January 1, 2019	$544	$62,239	$770,305	$(137,440)	$(156,750)	$538,898
Net income			11,117			11,117
Other comprehensive income				3,704		3,704
Comprehensive income						14,821
Cash dividends declared ($0.26 per share)			(11,482)			(11,482)
Share-based compensation expense		1,638				1,638
Delivery of treasury shares
RSUs and PSAs		(2,421)			2,097	(324)
Employee stock options exercised — net		(1,536)			1,104	(432)
Balance at June 30, 2019	$544	$59,920	$769,940	$(133,736)	$(153,549)	$543,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION

P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a leading global supplier of engineered materials. Our high-quality, innovative and customizable solutions are found in tea and single-serve coffee filtration, personal hygiene and packaging products as well as home improvement and industrial applications. We are headquartered in York, PA, and transitioning to new headquarters in Charlotte, NC, and operate facilities in the United States, Canada, Germany, France, the United Kingdom and the Philippines. We have sales and distribution offices in the U.S., Europe, Russia and China and our products are marketed worldwide, either directly to customers or through brokers and agents. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to P. H. Glatfelter Company and subsidiaries unless the context indicates otherwise.
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

Restricted Cash Restricted cash represents amounts contributed to a 401(k) suspense accounts in connection with the termination of the Company’s qualified pension plan in 2019 and subsequent reversion of excess plan assets to the Company in 2020. The amounts contributed to the 401(k)-suspense account can only be used to pay 401(k) contributions to employees for a period not to exceed the next seven years from its establishment in 2020.

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

	Three months ended June 30	Six months ended June 30
In thousands	2020	2020
Severance and benefit continuation	$2,689	$6,143
Accelerated depreciation	1,352	3,885
Inventory and spare parts	935	935
Other	91	91
Total	$5,067	$11,054

The restructuring charge is recorded under the caption “Costs of product sold” in the accompanying condensed consolidated statements of income for the three months and six months ended June 30, 2020. The amounts accrued for severance and benefit continuation are recorded as other current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2020. With the exception of the severance and benefit continuation amounts, substantially all other amounts accrued represent accelerated non-cash asset write-downs. The severance and benefit continuation costs are primarily expected to be paid out ratably over the next 6 months.

4.ASSET IMPAIRMENT

During the second quarter of 2020, in connection with an assessment of potential impairment of indefinite lived intangible assets, we recorded $0.9 million of non-cash asset impairment charge related to a trade name intangible asset acquired in connection with our Composite Fibers segment’s 2013 Dresden acquisition. The charge was due to a change in the estimated fair value of the trade name, primarily driven by lower forecasted wallcover revenues associated with economic instability in Russia and Ukraine and incremental impacts from the COVID-19 pandemic on this business. The charge is recorded in the accompanying condensed consolidated statements of income under the caption “Selling, general and administrative expenses.” The fair value of the asset was estimated using a discounted cash flow model, Level 3 fair value classification.

5.	REVENUE

The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended June 30		Six months ended June 30
In thousands	2020	2019	2020	2019
Composite Fibers
Food & beverage	$73,014	$70,390	$144,481	$141,843
Wallcovering	11,259	22,958	31,152	41,508
Technical specialties	18,816	19,266	38,823	38,554
Composite laminates	8,126	9,218	17,889	17,693
Metallized	10,922	10,749	22,503	21,700
	122,137	132,581	254,848	261,298
Airlaid Materials
Feminine hygiene	50,668	51,851	100,764	106,839
Specialty wipes	20,947	17,656	38,159	34,988
Tabletop	5,529	16,347	20,581	29,678
Adult incontinence	5,011	6,365	11,156	11,853
Home care	6,278	4,352	11,490	8,316
Other	5,613	5,901	10,745	11,214
	94,046	102,472	192,895	202,888

Total	$216,183	$235,053	$447,743	$464,186

GLATFELTER

Form 10-Q

	Three months ended June 30		Six months ended June 30
In thousands	2020	2019	2020	2019
Composite Fibers
Europe, Middle East and Africa	$68,807	$80,002	$148,402	$157,916
Americas	33,352	33,964	66,073	65,604
Asia Pacific	19,978	18,615	40,373	37,778
	122,137	132,581	254,848	261,298

Airlaid Materials
Europe, Middle East and Africa	45,879	55,206	98,599	109,645
Americas	45,262	45,261	89,648	89,595
Asia Pacific	2,905	2,005	4,648	3,648
	94,046	102,472	192,895	202,888

Total	$216,183	$235,053	$447,743	$464,186

6.	DISCONTINUED OPERATIONS

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

The following table sets forth a summary of discontinued operations included in the condensed consolidated statements of income:

	Three months ended June 30		Six months ended June 30
In thousands	2020	2019	2020	2019
Net sales	$—	$—	$—	$—
Energy and related sales, net	—	—	—	—
Total revenues	—	—	—	—
Costs of products sold	—	—	—	—
Gross profit	—	—	—	—
Selling, general and administrative expenses	135	485	135	(229)
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—
Operating income (loss)	(135)	(485)	(135)	229
Non-operating income (expense)
Interest expense	—	—	—	—
Other, net	—	—	—	—
Impairment charge	—	—	—	—
Income (loss) before income taxes	(135)	(485)	(135)	229
Income tax provision (benefit)	—	(23)	—	8
Income (loss) from discontinued operations	$(135)	$(462)	$(135)	$221

GLATFELTER

Form 10-Q

The following table sets forth a summary of cash flows from discontinued operations which is included in the condensed consolidated statements of cash flows:

	Six months ended June 30
In thousands	2020	2019
Net cash used by operating activities	$(945)	$(10,658)
Net cash used by investing activities	—	(1,572)
Net cash provided by financing activities	—	—
Change in cash and cash equivalents from discontinued operations	$(945)	$(12,230)

7.	GAINS ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS

The following table sets forth sales of timberlands and other assets completed during the first six months of 2020 and 2019.

Dollars in thousands	Acres	Proceeds	Gain
2020
Timberlands	216	$613	$601
Other	n/a	-	(4)
Total		$613	$597

2019
Timberlands	361	$902	$881
Other	n/a	214	211
Total		$1,116	$1,092

8.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”) from continuing operations:

	Three months ended June 30
In thousands, except per share	2020	2019
Income (loss) from continuing operations	$(2,281)	$6,293
Weighted average common shares outstanding used in basic EPS	44,343	44,140
Effect of dilutive SOSARs, PSAs and RSUs	—	242
Weighted average common shares outstanding and
common share equivalents used in diluted EPS	44,343	44,382

Earnings (loss) per share from continuing operations
Basic	$(0.05)	$0.14
Diluted	(0.05)	0.14

GLATFELTER

Form 10-Q

	Six months ended June 30
In thousands, except per share	2020	2019
Income from continuing operations	$5,125	$10,896
Weighted average common shares outstanding used in basic EPS	44,309	44,084
Effect of dilutive SOSARs, PSAs and RSUs	232	267
Weighted average common shares outstanding and
common share equivalents used in diluted EPS	44,541	44,351

Earnings per share from continuing operations
Basic	$0.12	$0.25
Diluted	0.12	0.25

The numerator used to compute income per share from discontinued operations was $(0.1) million, $(0.5) million, $(0.1) million and $0.2 million, for the second quarters of 2020 and 2019 and the first six months of 2020 and 2019, respectively. The denominator used to compute per share amounts of loss from discontinued operations is the same as the denominator used for per share amounts of income from continuing operations.

The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the periods indicated, because their effect would be anti-dilutive:

	June 30
In thousands	2020	2019
Three months ended	1,129	1,233
Six months ended	1,129	1,233

GLATFELTER

Form 10-Q

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months and six months ended June 30, 2020 and 2019.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total

Balance at April 1, 2020	$(90,249)	$2,999	$(7,105)	$1,138	$(93,217)
Other comprehensive income before reclassifications (net of tax)	5,891	516	—	—	6,407
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,068)	149	(248)	(1,167)
Net current period other comprehensive income (loss)	5,891	(552)	149	(248)	5,240
Balance at June 30, 2020	$(84,358)	$2,447	$(6,956)	$890	$(87,977)

Balance at April 1, 2019	$(74,427)	$4,421	$(70,810)	$1,281	$(139,535)
Other comprehensive income before reclassifications (net of tax)	1,426	1,040	4,926	—	7,392
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,019)	(441)	(133)	(1,593)
Net current period other comprehensive income (loss)	1,426	21	4,485	(133)	5,799
Balance at June 30, 2019	$(73,001)	$4,442	$(66,325)	$1,148	$(133,736)

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total

Balance at January 1, 2020	$(76,346)	$4,316	$(7,253)	$1,387	$(77,896)
Other comprehensive income (loss) before reclassifications (net of tax)	(8,012)	799	—	-	(7,213)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(2,668)	297	(497)	(2,868)
Net current period other comprehensive income (loss)	(8,012)	(1,869)	297	(497)	(10,081)
Balance at June 30, 2020	$(84,358)	$2,447	$(6,956)	$890	$(87,977)

Balance at January 1, 2019	$(69,622)	$2,199	$(71,431)	$1,414	$(137,440)
Other comprehensive income (loss) before reclassifications (net of tax)	(3,379)	3,681	4,926	-	5,228
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,438)	180	(266)	(1,524)
Net current period other comprehensive income (loss)	(3,379)	2,243	5,106	(266)	3,704
Balance at June 30, 2019	$(73,001)	$4,442	$(66,325)	$1,148	$(133,736)

GLATFELTER

Form 10-Q

Reclassifications out of accumulated other comprehensive income and into the condensed consolidated statements of income were as follows:

	Three months ended June 30		Six months ended June 30
In thousands	2020	2019	2020	2019
Description					Line Item in Statements of Income
Cash flow hedges (Note 17)
Gains on cash flow hedges	$(1,488)	$(1,411)	$(3,670)	$(1,996)	Costs of products sold
Tax expense	420	392	1,002	558	Income tax provision
Net of tax	(1,068)	(1,019)	(2,668)	(1,438)
Retirement plan obligations (Note 12)
Amortization of deferred benefit pension plans
Prior service costs	11	54	23	88	Other, net
Actuarial losses	161	789	321	1,564	Other, net
	172	843	344	1,652
Tax benefit	(23)	(1,284)	(47)	(1,472)	Income tax provision
Net of tax	149	(441)	297	180
Amortization of deferred benefit other plans
Prior service costs	(116)	(3)	(232)	(5)	Other, net
Actuarial gains	(208)	(173)	(417)	(346)	Other, net
	(324)	(176)	(649)	(351)
Tax expense	76	43	152	85	Income tax provision
Net of tax	(248)	(133)	(497)	(266)
Total reclassifications, net of tax	$(1,167)	$(1,593)	$(2,868)	$(1,524)

10.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

For the six months ended June 30, 2020 we had pretax income from continuing operations of $10.3 million and income tax expense of $5.2 million. The effective income tax rate for the period ended June 30, 2020 was unfavorably impacted by $7.8 million of pension and restructuring charges for which no tax benefit was recorded, offset in part by $2.6 million recorded in connection with passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”). This Act, which was signed into law on March 27, 2020, modified the “net operating loss” provisions of previous law to allow losses arising in a taxable year beginning after December 31, 2017 and before January 1, 2021, to be carried back five years.

For the six months ended June 30, 2020, we recorded a decrease in our valuation allowance of $3.4 million against our net deferred tax assets in connection with passage of the CARES Act and the ability to carry our “net operating loss” back five years. In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of the evidence indicated it is more likely than not that the deferred assets will not be realized.

As of June 30, 2020 and December 31, 2019, we had $33.7 million and $30.5 million of gross unrecognized tax benefits. As of June 30, 2020, if such benefits were to be recognized, approximately $22.9 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

GLATFELTER

Form 10-Q

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

(1)	includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $1.2 million. Substantially all of this range relates to tax positions taken in Canada and the U.S.

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information included in continuing operations related to interest on uncertain tax positions:

	Six months ended June 30
In millions	2020	2019
Interest expense (income)	$0.2	$0.2

	June 30	December 31
	2020	2019
Accrued interest payable	$0.6	$0.4

11.STOCK-BASED COMPENSATION

The P. H. Glatfelter Amended and Restated Long-Term Incentive Plan (the “LTIP”) provides for the issuance of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units.

Pursuant to terms of the LTIP, we have issued to eligible participants restricted stock units (“RSUs”), performance share awards (“PSAs”) and stock only stock appreciation rights.

Awards of RSUs and PSAs are made under our LTIP. The vesting of RSUs is generally based on the passage of time, generally over a three-year period or in certain instances the RSUs were issued with five-year cliff vesting.  PSAs are issued to members of management and vesting is based on achievement of cumulative financial performance targets covering a two-year period followed by an additional one-year service period. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. In addition, PSA awards include a modifier based on the three-year total shareholder return relative to a broad market index. For RSUs the grant date fair value of the awards, or the closing price per common share on the date of the award, is used to determine the amount of expense to be recognized over the applicable service period. For PSAs, the grant date fair value is estimated using a lattice model. The significant inputs include the stock price, volatility, dividend yield, and risk-free rate of return. Settlement of RSUs and PSAs will be made in shares of our common stock currently held in treasury.

GLATFELTER

Form 10-Q

The following table summarizes RSU and PSA activity during periods indicated:

Units	2020	2019
Balance at January 1,	896,463	756,786
Granted	369,975	449,054
Forfeited	(81,046)	(127,603)
Shares delivered	(136,182)	(163,078)
Balance at June 30,	1,049,210	915,159

The amount granted in 2020 and 2019 includes 169,983 and 218,422, respectively, of PSAs exclusive of reinvested dividends.

The following table sets forth aggregate RSU and PSA compensation expense included in continuing operations for the periods indicated:

	June 30
In thousands	2020	2019
Three months ended	$1,292	$1,161
Six months ended	2,377	1,595

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

The following table sets forth information related to outstanding SOSARS:

	2020		2019
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	1,291,947	$20.05	2,334,742	$18.08
Granted	—	—	—	—
Exercised	(58,460)	12.85	(441,920)	14.31
Canceled / forfeited	(104,801)	21.57	(446,435)	21.06
Outstanding at June 30,	1,128,686	$20.28	1,446,387	$19.31

The following table sets forth SOSAR compensation expense included in continuing operations for the periods indicated:

	June 30
In thousands	2020	2019
Three months ended	$—	$—
Six months ended	—	43

GLATFELTER

Form 10-Q

12.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans included in continuing operations.

	Three months ended June 30
In thousands	2020	2019
Pension Benefits
Service cost	$48	$373
Interest cost	300	3,337
Expected return on plan assets	—	(3,699)
Amortization of prior service cost	11	54
Amortization of unrecognized loss	161	789
Total net periodic benefit cost	$520	$854

Other Benefits
Service cost	$7	$9
Interest cost	46	84
Amortization of prior service credit	(116)	(3)
Amortization of actuarial gain	(208)	(173)
Total net periodic benefit credit	$(271)	$(83)

	Six months ended June 30
In thousands	2020	2019
Pension Benefits
Service cost	$92	$857
Interest cost	601	6,787
Expected return on plan assets	—	(7,395)
Amortization of prior service cost	23	88
Amortization of unrecognized loss	321	1,564
Total net periodic benefit cost	$1,037	$1,901

Other Benefits
Service cost	$14	$18
Interest cost	92	168
Amortization of prior service credit	(232)	(5)
Amortization of actuarial gain	(417)	(346)
Total net periodic benefit credit	$(543)	$(165)

During 2019, our qualified pension plan was terminated, and all plan liabilities were settled by either a lump sum distribution or assumed by a third-party in exchange for a transfer of assets from the pension plan trust fund. For active participants, the pension benefit was replaced with an enhanced defined contribution plan, or 401(k), to which we contributed a percent of eligible compensation. Currently we contribute 10% from a suspense account established in connection with the termination of the qualified pension plan and reversion of excess assets to us.

During the second quarter of 2020, we recorded a $6.3 million pension settlement charge, net of post settlement adjustments, in connection with the completion of the reversion of $55.5 million of excess pension plan assets. After transferring $14.1 million to a suspense account to fund future 401(k) contributions and accruing $8.3 million of excise taxes, approximately $33.1 million is available for general corporate purposes.

In December 2019, our Board of Directors approved the freezing of benefit accruals in the non-qualified pension plan for active participants effective December 31, 2019. As of January 1, 2020, each active participant’s frozen non-qualified pension benefit was transferred to a newly approved Deferred Compensation Plan non-qualified benefit plan and earns interest credits going forward. The Deferred Compensation Plan also provides for employer contributions and the Plan provides for elective employee deferrals. Under the Deferred Compensation Plan, participants are eligible to receive annual Company contributions that such participants would have received under the P. H. Glatfelter 401(k) Savings Plan but for certain limitations imposed by the Internal Revenue Code on 401(k) plan contributions (“Company Contributions”).

GLATFELTER

Form 10-Q

The remaining non-contributory pension plans are unfunded non-qualified plans.

13.	INVENTORIES

Inventories, net of reserves, were as follows:

	June 30	December 31
In thousands	2020	2019
Raw materials	$58,082	$59,164
In-process and finished	96,883	92,231
Supplies	41,079	39,020
Total	$196,044	$190,415

14.	LEASES

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

The following table sets forth information related to our leases as of the periods indicated.

	June 30	December 31
Dollars in thousands	2020	2019
Right of use asset	$14,601	$11,701
Weighted average discount rate	3.33%	2.92%
Weighted average remaining maturity (months)	66	34

The following table sets for operating lease expense for the periods indicated:
	June 30
In thousands	2020	2019
Three months ended	$1,443	$1,416
Six months ended	2,885	3,022

The following table sets forth required future minimum lease payments for the years indicated:

In thousands
2020	$2,403
2021	4,151
2022	2,690
2023	1,348
2024	939
Thereafter	4,218

GLATFELTER

Form 10-Q

15.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	June 30	December 31
In thousands	2020	2019
Revolving credit facility, due Feb. 2024	$83,985	$84,255
Term loan, due Feb. 2024	234,038	240,969
2.40% Term Loan, due Jun. 2022	3,200	4,012
2.05% Term Loan, due Mar. 2023	16,437	19,487
1.30% Term Loan, due Jun. 2023	4,799	5,617
1.55% Term Loan, due Sep. 2025	7,203	7,915
Total long-term debt	349,662	362,255
Less current portion	(22,866)	(22,940)
Unamortized deferred issuance costs	(2,103)	(2,396)
Long-term debt, net of current portion	$324,693	$336,919

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

The Credit Agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to EBITDA ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 4.0x provided that such ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition such as Steinfurt. As of June 30, 2020, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 2.4x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement.

All remaining principal outstanding and accrued interest under the Credit Agreement will be due and payable on February 8, 2024.

GLATFELTER

Form 10-Q

Glatfelter Gernsbach GmbH (“Gernsbach”), a wholly-owned subsidiary of ours, entered into a series of borrowing agreements with IKB Deutsche Industriebank AG, Düsseldorf (“IKB”) as summarized below:

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

Letters of credit issued to us by certain financial institutions totaled $7.3 million as of June 30, 2020 and December 31, 2019. The letters of credit, which reduce amounts available under our Revolving Credit Facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program and for performance of certain remediation activity related to the Fox River matter. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	June 30, 2020		December 31, 2019
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$83,985	$83,985	$84,255	$84,255
Term loan, due Feb. 2024	234,038	234,038	240,969	240,969
2.40% Term Loan	3,200	3,258	4,012	4,076
2.05% Term Loan	16,437	16,733	19,487	19,764
1.30% Term Loan	4,799	4,834	5,617	5,624
1.55% Term Loan	7,203	7,321	7,915	7,975
Total	$349,662	$350,169	$362,255	$362,663

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of June 30, 2020, the maturity of currency forward contracts ranged from one month to 18 months.

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	June 30, 2020	December 31, 2019
Derivative
Sell/Buy - sell notional
Euro / British Pound	18,966	17,702
U.S. Dollar / Euro	8,322	5,347
U.S. Dollar / Canadian Dollar	1,153	1,523

Sell/Buy - buy notional
Euro / Philippine Peso	976,397	1,039,432
British Pound / Philippine Peso	1,111,995	1,077,871
Euro / U.S. Dollar	73,257	82,317
U.S. Dollar / Canadian Dollar	34,111	34,094
Canadian Dollar / U.S. Dollar	1,153	1,523

The €220 million Term Loan is designated as a net investment hedge of our Euro functional currency foreign subsidiaries. During the first six months of 2020, we recognized a pre-tax gain of $0.8 million from changes in currency exchange rates through Other Comprehensive Income (Loss)

Derivatives Not Designated as Hedging Instruments - Foreign Currency Hedges We also entered into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying condensed consolidated statements of income under the caption “Other, net.”

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	June 30, 2020	December 31, 2019
Derivative

Sell/Buy - sell notional
U.S. Dollar / British Pound	26,000	25,500
British Pound / Euro	3,000	3,000

Sell/Buy - buy notional
Euro / U.S. Dollar	3,500	8,000
British Pound / Euro	5,000	7,000

These contracts have maturities of one month from the date originally entered into.

GLATFELTER

Form 10-Q

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	Prepaid Expenses and Other		Other
Balance sheet caption	Current Assets		Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$2,373	$4,314	$449	$34

Not designated as hedging:
Forward foreign currency exchange contracts	$157	$566	$196	$205

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

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended June 30		Six months ended June 30
In thousands	2020	2019	2020	2019
Designated as hedging:
Forward foreign currency exchange contracts:
Cost of products sold	$1,488	$1,460	$3,670	$2,045

Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$92	$(264)	$(527)	$28

The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance-sheet item.

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss), before taxes, is as follows:

In thousands	2020	2019
Balance at January 1,	$5,859	$3,004
Deferred gains on cash flow hedges	1,103	5,044
Reclassified to earnings	(3,670)	(2,045)
Balance at June 30,	$3,292	$6,003

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

Form 10-Q

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

For OU2-5, work has proceeded primarily under a Unilateral Administrative Order (“UAO”) issued in November 2007 by the EPA to us and seven other respondents. The majority of the work in OU 2-5 has been funded or conducted by parties other than us. The cleanup is expected to be completed in 2020 and decommissioning thereafter.

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

We are subject to remaining obligations under the OU1 consent decree, which now consist primarily of long-term monitoring and maintenance and for long term monitoring and maintenance in OU2-OU4a over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. In the first quarter of 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. We are obligated to make the regular payments under that fixed-price contract until the remaining amount due is less than the OU1 escrow account balance. We are permitted to pay for this contract using the remaining balance of the escrow account established by us and WTM I Company (“WTM I”) another PRP, under the OU1 consent decree during any period that the balance in the escrow account exceeds the amount due under our fixed-price contract. As of June 30, 2020, the balance in the escrow is less than amounts due under the fixed-price contract by approximately $0.5 million. We secured our obligation to pay that difference with a letter of credit.

At June 30, 2020, the escrow account balance totaled $9.0 million which is included in the condensed consolidated balance sheet under the caption “Other assets.”

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

Reserves for the Site. Our reserve for past and future government oversight costs and long-term monitoring and maintenance is set forth below:

	Six months ended June 30
In thousands	2020	2019
Balance at January 1,	$21,870	$45,001
Payments	(2,234)	(20,641)
Reserve adjustment	—	(2,509)
Accretion	104	98
Balance at June 30,	$19,740	$21,949

GLATFELTER

Form 10-Q

The payments set forth above represent the $20.5 million paid in 2019 pursuant to the Glatfelter consent decree and for amounts due under the long-term monitoring and maintenance agreement and government oversight costs. Of our total reserve for the Fox River, $5.0 million is recorded in the accompanying June 30, 2020 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $14.7 million is recorded under the caption “Other long-term liabilities.”

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

19.	SEGMENT INFORMATION

The following tables set forth financial and other information by segment for the period indicated:

Three months ended June 30					Other and
Dollars in thousands	Composite Fibers		Airlaid Materials		Unallocated		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$122,137	$132,581	$94,046	$102,472	$—	$—	$216,183	$235,053
Cost of products sold	100,387	109,565	77,581	87,825	6,152	163	184,120	197,553
Gross profit (loss)	21,750	23,016	16,465	14,647	(6,152)	(163)	32,063	37,500
SG&A	10,263	10,031	4,173	4,285	9,115	8,484	23,551	22,800
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(597)	(423)	(597)	(423)
Total operating income (loss)	11,487	12,985	12,292	10,362	(14,670)	(8,224)	9,109	15,123
Non-operating expense	—	—	—	—	(8,837)	(3,175)	(8,837)	(3,175)
Income (loss) before income taxes	$11,487	$12,985	$12,292	$10,362	$(23,507)	$(11,399)	$272	$11,948
Supplementary Data
Net tons sold (thousands)	29,032	34,523	33,277	34,041	—	—	62,309	68,564
Depreciation, depletion and amortization(1)	$6,431	$6,601	$5,473	$5,279	$2,302	$852	$14,206	$12,732
Capital expenditures	2,105	1,516	1,712	2,821	1,180	431	4,997	4,768

Six months ended June 30					Other and
Dollars in thousands	Composite Fibers		Airlaid Materials		Unallocated		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$254,848	$261,298	$192,895	$202,888	$—	$—	$447,743	$464,186
Cost of products sold	207,372	216,128	159,827	173,814	11,679	1,127	378,878	391,069
Gross profit (loss)	47,476	45,170	33,068	29,074	(11,679)	(1,127)	68,865	73,117
SG&A	20,887	20,837	8,754	8,674	18,431	17,911	48,072	47,422
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(597)	(1,092)	(597)	(1,092)
Total operating income (loss)	26,589	24,333	24,314	20,400	(29,513)	(17,946)	21,390	26,787
Non-operating expense	—	—	—	—	(11,104)	(8,378)	(11,104)	(8,378)
Income (loss) before income taxes	$26,589	$24,333	$24,314	$20,400	$(40,617)	$(26,324)	$10,286	$18,409
Supplementary Data
Net tons sold (thousands)	65,015	66,052	68,316	67,218	—	—	133,332	133,270
Depreciation, depletion and amortization(1)	$12,897	$13,275	$10,924	$10,547	$5,787	$1,698	$29,608	$25,520
Capital expenditures	6,061	4,704	3,815	5,013	2,135	916	12,011	10,633
(1)	The amount presented in 2020 in the Other and unallocated column represents accelerated depreciation incurred in connection with the restructuring of our metallized operations.

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

GLATFELTER

Form 10-Q

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

COVID-19 Pandemic  On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic as the virus spread throughout the world. As the virus continued its rapid spread, a significant portion of the world’s economies were significantly impacted by government mandates that all “non-essential” businesses close and that residents “shelter-in-place” or practice “social distancing.” These actions have had, and are likely to have, a continuing significant adverse impact on a wide range of economies and industries throughout the world, including certain markets we serve. As disclosed in Item 1A – Risk Factors of our 2019 Annual Report on Form 10-K, we included a risk factor stating, “Our business and financial performance may be adversely affected by a weak global economic environment or downturns in the target markets that we serve. Adverse global economic conditions could impact our target markets resulting in decreased demand for our products. Our results could be adversely affected if economic conditions weaken.” The COVID-19 pandemic and the actions undertaken throughout the world in an attempt to contain the virus have had an unprecedented and significant adverse impact on global economies in terms of reduced GDP, increased unemployment, and insolvencies in a variety of industries and markets. As a result, we have experienced and may continue to experience weaker demand for certain of our products due to the effects of the pandemic.

Through the end of the first six months of 2020, our financial performance and results of operations have been impacted by the weaker economic conditions, particularly wallcover and tabletop products. The majority of our other product portfolios is considered to be “essential or life-sustaining” and we continued to produce products used in the global response effort to the pandemic. We

GLATFELTER

Form 10-Q

believe demand for certain of our products, such as Composite Fibers’ food & beverage filtration products and Airlaid Materials’ personal hygiene and wipes, will remain strong. To date, we have successfully maintained our global supply chain securing critical raw materials with minimal disruptions or incremental costs and the demand for substantially all products has been stable as our customers continued to serve critical products to end-user consumers.

Although we anticipate a decline in overall economic activity, we believe demand for the majority of our products will remain strong. As disclosed in Item 1A – Risk Factors to our 2019 Annual Report, “approximately $68 million of our revenue in 2019, was earned from customers located in Ukraine, Russia and members of the Commonwealth of Independent States.” The large majority of our revenue from this region consists of wallcover base material. During the second quarter of 2020, our wallcover revenues were significantly impacted by temporary suspension of operations of many of our customers due to government orders related to the pandemic. Although our customers have begun to resume operations, if the governmental authorities reimplement aggressive actions to fight any resurgence of COVID-19 in these regions, or if economic hardships continue, we expect sales to some of our customers, such as wallpaper printers, will be adversely impacted.

The health and safety of our employees and their families are a top priority, and we remain committed to taking all the necessary measures to protect them. We have instituted several new safety, hygiene and communication protocols throughout our facilities to ensure we maintain our ability to produce product. Accordingly, we are proactively working to identify and mitigate risks to safeguard the continuity of our business. We believe we are well positioned from a liquidity and leverage perspective following the successful restructuring and cost optimization initiatives in 2019 and 2020 and the debt refinancing in 2019. As a result, we believe we are able to supply our customers high-quality engineered materials necessary to manufacture a variety of essential and life-sustaining consumer staples including wipes, health and hygiene products, and food and beverage items during this challenging time.

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

Six months ended June 30, 2020 versus the six months ended June 30, 2019

Overview For the first six months of 2020, we reported income from continuing operations of $5.1 million, or $0.12 per share compared with $10.9 million and $0.25 per diluted share in the year earlier period. The following table sets forth summarized consolidated results of operations:

	Six months ended June 30
In thousands, except per share	2020	2019
Net sales	$447,743	$464,186
Gross profit	68,865	73,117
Operating income	21,390	26,787
Continuing operations
Income	5,125	10,896
Earnings per share	0.12	0.25
Discontinued operations
Income (loss) from discontinued operations	(135)	221
Earnings (loss) per share	(0.01)	0.01
Net income	4,990	11,117
Earnings per share	$0.11	$0.25

GLATFELTER

Form 10-Q

The reported results reflect the cost of strategic initiatives and other items identified below to derive “adjusted earnings.” These factors cost an aggregate of $15.6 million in 2020 compared with similar items of $4.8 million in the same period of 2019. Operating income for both segments, each of our segments reported improved results. Although Composite Fibers’ shipments decreased by 1.6%, driven by the pandemic’s impact on shipments of wallcover, operating profit improved by 9.3%. Airlaid Materials’ shipments increased 1.6% year-over-year and operating profit increased 19.2%. In addition, interest expense, net declined $2.7 million reflecting the benefits of our debt refinancing in 2019.

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

Adjusted earnings from continuing operations for the first six months of 2020 were $20.7 million, or $0.46 per diluted share compared with $15.7 million, or $0.35 per diluted share, for the same period a year ago. Adjusted earnings consists of net income determined in accordance with GAAP adjusted to exclude the impact of the following:

Restructuring charge – Metallized operations. This adjustment represents the charges incurred in connection with the decision to restructure a portion of the Composite Fibers segment, primarily consisting of the consolidation of our metallizing operation from Gernsbach, Germany to our Caerphilly, U.K. site. For the six months ended June 30, 2020, the adjustment includes a non-cash charge of $4.8 million associated with accelerated depreciation and the write-off of inventory and spare parts in addition to cash severance costs totaling $6.3 million.

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

Pension settlement expenses, net. This adjustment reflects expenses incurred in connection with the termination of our qualified pension plan in 2019 and the reversion of excess pension plan assets to us in the second quarter of 2020. In the fourth quarter of 2019, we incurred a $75.3 million pension settlement charge in connection with the termination of the plan. Since the pension plan was fully funded, the settlement of the pension obligations did not require the use of cash, but instead was accomplished with plan assets. In connection with the reversion of excess pension plan assets in the second quarter of 2020, we incurred pension settlement expenses related to excise taxes, net of post settlement adjustments and certain related professional fees.

COVID-19 incremental costs. This adjustment represents incremental cash costs incurred directly related to the COVID 19 pandemic such as mill employee incentive compensation, enhanced hygiene protocols, safety and supplies.

Asset Impairment Charge. This adjustment represents a non-cash charge recorded to reduce the carrying amount of a trade name intangible asset of the Dresden wallcover business due to the impact of the COVID-19 pandemic on the underlying forecasted revenue stream.

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

GLATFELTER

Form 10-Q

Adjusted earnings and adjusted earnings per share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP.

The following table sets forth the reconciliation of net income to adjusted earnings for the six months ended June 30, 2020 and 2019:

	Six months ended June 30
	2020		2019
In thousands, except per share	Amount	EPS	Amount	EPS
Net income	$4,990	$0.11	$11,117	$0.25
Exclude: Loss (income) from discontinued operations	135	0.01	(221)	—
Income from continuing operations	5,125	0.12	10,896	0.25
Adjustments (pre-tax)
Restructuring charge - Metallized operations	11,054		—
Cost optimization actions	3,097		5,907
Pension settlement expenses, net	6,403		—
COVID 19 - incremental costs	1,180		—
Asset impairment charge	900		—
Airlaid capacity expansion costs	—		1,014
Debt refinancing	—		992
Strategic initiatives	—		249
Fox River environmental matter	—		(2,509)
Timberland sales and related costs	(601)		(881)
Total adjustments (pre-tax)	22,033		4,772
Income taxes (1)	(3,882)		67
CARES Act of 2020 tax benefit (2)	(2,569)		—
Total after-tax adjustments	15,582	0.34	4,839	0.11
Adjusted earnings	$20,707	$0.46	$15,735	$0.35

(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated.
(2)

Tax benefit recorded in connection with passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) related to provisions that modified the “net operating loss” provisions of previous law to allow certain losses to be carried back five years.

The sum of individual per share amounts set forth above may not agree to adjusted earnings per share due to rounding.

Segment Financial Performance

Six months ended June 30					Other and
Dollars in thousands	Composite Fibers		Airlaid Materials		Unallocated		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$254,848	$261,298	$192,895	$202,888	$—	$—	$447,743	$464,186
Cost of products sold	207,372	216,128	159,827	173,814	11,679	1,127	378,878	391,069
Gross profit (loss)	47,476	45,170	33,068	29,074	(11,679)	(1,127)	68,865	73,117
SG&A	20,887	20,837	8,754	8,674	18,431	17,911	48,072	47,422
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(597)	(1,092)	(597)	(1,092)
Total operating income (loss)	26,589	24,333	24,314	20,400	(29,513)	(17,946)	21,390	26,787
Non-operating expense	—	—	—	—	(11,104)	(8,378)	(11,104)	(8,378)
Income (loss) before income taxes	$26,589	$24,333	$24,314	$20,400	$(40,617)	$(26,324)	$10,286	$18,409
Supplementary Data
Net tons sold (thousands)	65,015	66,052	68,316	67,218	—	—	133,332	133,270
Depreciation, depletion and amortization(1)	$12,897	$13,275	$10,924	$10,547	$5,787	$1,698	$29,608	$25,520
Capital expenditures	6,061	4,704	3,815	5,013	2,135	916	12,011	10,633
(1)	The amount presented in 2020 in the Other and unallocated column represents accelerated depreciation incurred in connection with the restructuring of the metallized operations.

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

Sales and Costs of Products Sold

	Six months ended June 30
In thousands	2020	2019	Change
Net sales	$447,743	$464,186	$(16,443)
Costs of products sold	378,878	391,069	(12,191)
Gross profit	$68,865	$73,117	$(4,252)
Gross profit as a percent of Net sales	15.4%	15.8%

The following table sets forth the contribution to consolidated net sales by each segment:

	Six months ended June 30
Percent of Total	2020	2019
Segment
Composite Fibers	56.9%	56.3%
Airlaid Materials	43.1	43.7
Total	100.0%	100.0%

Net sales totaled $447.7 million and $464.2 million in the first six months of 2020 and 2019, respectively. On a constant currency basis, Composite Fibers’ and Airlaid Material’s net sales decreased 0.5% and 3.6%, respectively.

Composite Fibers’ net sales decreased $6.5 million or 2.5%, compared to the first six months of 2019, driven by $5.1 million of unfavorable currency translation and $4.7 million of lower selling prices partially offset by favorable mix of shipping volumes.

Composite Fibers’ operating income in the first six months of 2020 totaled $26.6 million and was $2.3 million, or 9.3%, higher than the same period of 2019. The improved results were driven by a $7.1 million benefit from lower prices for wood pulp and energy partially offset by lower selling prices in certain product categories. Improved operations contributed $0.8 million reflecting the impact of cost control initiatives.

The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart:

GLATFELTER

Form 10-Q

Airlaid Materials’ net sales decreased $10.0 million, or 4.9%, in the year-over-year comparison driven by $9.4 million of lower selling prices and a $2.8 million unfavorable currency translation. Shipping volumes increased 1.6% led by strong shipments of home care, food pads and wipes products which offset significantly lower tabletop products as restaurants globally were closed or operated at reduced capacity due to the pandemic. Lower selling prices primarily reflects contractual pass-through arrangements.

Airlaid Materials’ operating income for the first six months of 2020 totaled $24.3 million, or 19.2% higher than the comparable period a year ago. Higher shipping volumes contributed $1.6 million of additional earnings while price declines due to raw material pass-through provisions were more than offset by lower raw material and energy prices, adding net $1.1 million of profit. Operations were $1.3 million favorable, mainly driven by higher production to support stronger demand and by disciplined cost control. The primary drivers are summarized in the following chart:

Other and Unallocated The amount of “Other and Unallocated” operating expense in our table of Segment Financial Information totaled $29.5 million in the first six months of 2020 compared with $17.9 million in the first six months of 2019. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the comparison decreased $0.3 million.

During the second quarter of 2020, we recorded non-cash asset impairment charges of $0.9 million related to a trade name intangible asset acquired in connection with the 2013 Dresden acquisition. The charge was due to a change in the estimated fair value of the trade name, primarily driven by lower forecasted revenues associated with the business due to the COVID 19 pandemic and associated economic instability in Russian and Ukraine.

GLATFELTER

Form 10-Q

Income taxes  During the first six months of 2020, income from continuing operations totaled $10.3 million and income tax expense totaled $5.2 million. The income tax expense in the first six months of 2020 includes a $2.6 million tax benefit recorded in connection with passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”). This Act, which was signed into law on March 27, 2020, modified the “net operating loss” provisions of previous law to allow certain losses to be carried back five years. This tax benefit is excluded from net income when arriving at adjusted earnings. We are in the process of evaluating additional tax planning opportunities which may allow us to carry back additional NOLs.

On adjusted pre-tax income of $32.3 million, income tax expense was $11.6 million in the first six months of 2020. The comparable amounts in the same period of 2019 were $23.2 million and $7.4 million, respectively. The effective tax rate on adjusted earnings was 35.9% in the first six months of 2020.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our Euro denominated revenue exceeds Euro expenses by an estimated €140 million. For the first six months of 2020, the average currency exchange rate was 1.10 dollar/euro compared with 1.13 in the same period of 2019. With respect to the British Pound Sterling, Canadian Dollar, and Philippine Peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the Euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first six months of 2020.

In thousands	Six months ended June 30, 2020
Favorable (unfavorable)
Net sales	$(7,919)
Costs of products sold	7,032
SG&A expenses	641
Income taxes and other	393
Net income	$147

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2020 were the same as 2019. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Discontinued Operations We completed the sale of our Specialty Papers business on October 31, 2018. Its results of operations are reported as discontinued operations for all periods presented. There was an immaterial amount of activity in results of discontinued operations for each of the periods presented.

GLATFELTER

Form 10-Q

Three months ended June 30, 2020 versus the three months ended June 30, 2019

Overview For the second quarter of 2020, we had a loss from continuing operations of $2.3 million, or $0.05 per share compared with income of $6.3 million, or $0.14 per share in the second quarter of 2019. On an adjusted basis earnings from continuing operations for the second quarter of 2020 was $9.9 million, or $0.22 per share compared with $8.5 million, or $0.19 per share, for the same period a year ago. The following table sets forth summarized results of operations:

	Three months ended June 30
In thousands, except per share	2020	2019
Net sales	$216,183	$235,053
Gross profit	32,063	37,500
Operating income	9,109	15,123
Continuing operations
Income (loss)	(2,281)	6,293
Earnings (loss) per share	(0.05)	0.14
Discontinued operations
Loss from discontinued operations	(135)	(462)
Earnings (loss) per share	—	(0.01)
Net income (loss)	(2,416)	5,831
Earnings (loss) per share	$(0.05)	$0.13

The following table sets forth the reconciliation of net income (loss) to adjusted earnings for the three months ended June 30, 2020 and 2019:

	Three months ended June 30
	2020		2019
In thousands, except per share	Amount	EPS	Amount	EPS
Net income	$(2,416)	$(0.05)	$5,831	$0.13
Exclude: Loss from discontinued operations	135	—	462	0.01
Income (loss) from continuing operations	(2,281)	(0.05)	6,293	0.14
Adjustments (pre-tax)
Restructuring charge - Metallized operations	5,067		—
Cost optimization actions	1,349		1,984
Pension settlement expenses, net	6,330		—
COVID 19 - incremental costs	1,180		—
Asset impairment charge	900		—
Strategic initiatives	—		142
Timberland sales and related costs	(601)		(423)
Total adjustments (pre-tax)	14,225		1,703
Income taxes (1)	(2,047)		456
Total after-tax adjustments	12,178	0.27	2,159	0.05
Adjusted earnings	$9,897	$0.22	$8,452	$0.19

(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated.

GLATFELTER

Form 10-Q

Segment Financial Performance

Three months ended June 30					Other and
Dollars in thousands	Composite Fibers		Airlaid Materials		Unallocated		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$122,137	$132,581	$94,046	$102,472	$—	$—	$216,183	$235,053
Cost of products sold	100,387	109,565	77,581	87,825	6,152	163	184,120	197,553
Gross profit (loss)	21,750	23,016	16,465	14,647	(6,152)	(163)	32,063	37,500
SG&A	10,263	10,031	4,173	4,285	9,115	8,484	23,551	22,800
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(597)	(423)	(597)	(423)
Total operating income (loss)	11,487	12,985	12,292	10,362	(14,670)	(8,224)	9,109	15,123
Non-operating expense	—	—	—	—	(8,837)	(3,175)	(8,837)	(3,175)
Income (loss) before income taxes	$11,487	$12,985	$12,292	$10,362	$(23,507)	$(11,399)	$272	$11,948
Supplementary Data
Net tons sold (thousands)	29,032	34,523	33,277	34,041	—	—	62,309	68,564
Depreciation, depletion and amortization(1)	$6,431	$6,601	$5,473	$5,279	$2,302	$852	$14,206	$12,732
Capital expenditures	2,105	1,516	1,712	2,821	1,180	431	4,997	4,768

The sum of individual amounts set forth above may not agree to the condensed consolidated financial statements included herein due to rounding

Sales and Costs of Products Sold

	Three months ended June 30
In thousands	2020	2019	Change
Net sales	$216,183	$235,053	$(18,870)
Costs of products sold	184,120	197,553	(13,433)
Gross profit	$32,063	$37,500	$(5,437)
Gross profit as a percent of Net sales	14.8%	16.0%

The following table sets forth the contribution to consolidated net sales by each segment:

	Three months ended June 30
Percent of Total	2020	2019
Segment
Composite Fibers	56.5%	56.4%
Airlaid Materials	43.5	43.6
Total	100.0%	100.0%

Net sales totaled $216.2 million and $235.1 million in the second quarters of 2020 and 2019, respectively. On a constant currency basis, Composite Fibers’ and Airlaid Materials’ net sales decreased by 6.3%. and 7.2%, respectively.

Composite Fibers’ net sales decreased $10.4 million or 7.9%, compared to the year-ago quarter driven by lower shipments of wallcover products, which were down 49%, as well as unfavorable foreign currency translation of $2.0 million.

Composite Fibers’ operating income of $11.5 million was $1.5 million lower, or 11.6% unfavorable, compared to the second quarter of 2019. Lower shipping volumes impacted results by $2.1 million, driven predominantly by lower wallcover demand. The downtime required to manage inventory levels for nonwoven wallcover products were mostly offset by improved operations, strong cost control actions and higher production to meet strong demand in our food and beverage category. A benefit of $3.1 million from lower input prices, primarily wood pulp, was partially offset by a $2.0 million impact from lower selling prices. Currency unfavorably impacted results by $0.2 million compared to the year-ago quarter. The primary drivers are summarized in the following chart:

GLATFELTER

Form 10-Q

Airlaid Materials’ net sales decreased $8.4 million in the year-over-year comparison. Shipments were lower by 2.2% due to weak demand for tabletop products as restaurants globally were closed or operated at dramatically limited capacity. This shortfall in demand was mostly offset by strong orders for home care and health and hygiene products. Selling prices were $4.6 million lower due to contractual cost pass through arrangements while currency translation was unfavorable $1.1 million.

Airlaid Materials’ second quarter 2020 operating income of $12.3 million was $1.9 million favorable or 18.6% higher, when compared to the second quarter of 2019. Improved sales mix favorably impacted results by $0.6 million while price declines due to contractual raw material pass-through provisions were more than offset by lower raw material and energy prices, adding net $0.5 million of profit. Efficient operations complemented by disciplined cost control favorably impacted results by $0.9 million, driven by higher demand for essential product categories and improved performance in both North American facilities compared to the year-ago quarter. The primary drivers are summarized in the following chart:

Other and Unallocated The amount of “Other and Unallocated” operating expense in our table of Segment Financial Performance totaled $14.7 million in the second quarter of 2020 compared with $8.2 million in the second quarter of 2019. Excluding the items identified to present “adjusted earnings,” unallocated expenses for second quarter of 2020 increased $0.3 million compared to the second quarter of 2019.

Income Taxes In the second quarter of 2020, income from continuing operations totaled $0.3 million and income tax expense totaled $2.6 million. On adjusted pre-tax income of $14.5 million, income tax expense was $4.6 million in the second quarter of 2020. The comparable amounts in the same quarter of 2019 were $13.7 million and $5.2 million, respectively. The effective tax rate on adjusted earnings was 32% in the second quarter of 2020.

GLATFELTER

Form 10-Q

Foreign Currency For the three months ended June 30, 2020, the average currency exchange rate was 1.10 dollar/euro compared with 1.12 in the same period of 2019. The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the second quarter of 2020.

In thousands	Three months ended June 30, 2020
Favorable (unfavorable)
Net sales	$(3,108)
Costs of products sold	2,376
SG&A expenses	277
Income taxes and other	203
Net loss	$(252)

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

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant expenditures for new or enhanced equipment, to support our research and development efforts, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Six months ended June 30
In thousands	2020	2019
Cash, cash equivalents and restricted cash at the beginning of period	$126,201	$142,685
Cash used by
Operating activities	(912)	(19,285)
Investing activities	(11,448)	(11,581)
Financing activities	(23,175)	(40,353)
Effect of exchange rate changes on cash	(123)	(291)
Change in cash and cash equivalents from discontinued operations	(945)	(12,230)
Net cash used	(36,603)	(83,740)
Cash, cash equivalents and restricted cash at the end of period	89,598	58,945
Less: restricted cash in Prepaid and other current assets	(2,000)	—
Less: restricted cash in Other assets	(10,979)	—
Cash and cash equivalents at the end of period	$76,619	$58,945

At June 30, 2020, we had $76.6 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Unremitted earnings of our foreign subsidiaries as of January 1, 2018 and forward are deemed to be indefinitely reinvested and therefore no U.S. tax liability is reflected in the accompanying condensed consolidated financial statements. Approximately 60% of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes.

Cash used by operating activities in the first six months of 2020 totaled $0.9 million compared with a use of $19.3 million in the same period a year ago. During the first six months of 2020, we used $5.2 million for higher incentive compensation payments and in 2019 we used $20.5 million to settle Fox River related claims. An improvement in the use of working capital for accounts receivables and inventory was largely offset by an increased use for accounts payable. In addition, cash used for interest payments declined $4.6 million in the year-over-year comparison reflecting savings from our debt refinancing in early 2019.

Net cash used by investing activities was essentially unchanged in the year-over-year comparison. Capital expenditures totaled $12.0 million and $10.6 million for the six months ended June 30, 2020 and 2019, respectively, and are expected to be $30 million to $33 million for the full year 2020.

Net cash used by financing activities totaled $23.2 million in the first six months of 2020 compared with $40.4 million in the same period of 2019. The decrease in cash used by financing activities primarily reflects repayment of $19.3 million of borrowings

GLATFELTER

Form 10-Q

under our revolving credit facility in the first six months of 2019. This decrease in cash used was partially offset by higher repayments on term loans of $6.0 million from 2019 to 2020.

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

The 2019 Facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 4.0x provided that such ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of June 30, 2020, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 2.4x, within the limits set forth in our credit agreement. As part of our proactive management of potential risks presented by the COVID-19 pandemic we assessed our liquidity position in a number of more severe scenarios projecting potential implications of the economic crises. We believe the strength of our balance sheet and our production of engineered materials essential to the global response effort provides adequate financial flexibility in this challenging time. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The following table sets forth our outstanding long-term indebtedness:

	June 30	December 31
In thousands	2020	2019
Revolving credit facility, due Feb. 2024	$83,985	$84,255
Term loan, due Feb. 2024	234,038	240,969
2.40% Term Loan, due Jun. 2022	3,200	4,012
2.05% Term Loan, due Mar. 2023	16,437	19,487
1.30% Term Loan, due Jun. 2023	4,799	5,617
1.55% Term Loan, due Sep. 2025	7,203	7,915
Total long-term debt	349,662	362,255
Less current portion	(22,866)	(22,940)
Unamortized deferred issuance costs	(2,103)	(2,396)
Long-term debt, net of current portion	$324,693	$336,919

Financing activities include cash used for common stock dividends. In both the first six months of 2020 and 2019, we used $11.5 million of cash for dividends on our common stock. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments. In the second quarter of 2020, the Board approved a 3.8% increase in the quarterly dividend beginning August 2020.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.

At June 30, 2020, we had ample liquidity consisting of $76.6 million of cash on hand and $112.2 million of capacity under our revolving credit facility. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt.

Off-Balance-Sheet Arrangements As of June 30, 2020 and December 31, 2019, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

CRITICAL ACCOUNTING ESTIMATE During the second quarter of 2020, we performed an impairment test of our Dresden trade name and Composite Fibers goodwill driven by lower forecasted revenue of wallcover material as a result of the COVID-19 pandemic and the associated economic instability in Russia and Ukraine.

GLATFELTER

Form 10-Q

Based on our analysis, as of June 30, 2020, we recorded a non-cash impairment charge of $0.9 million related to the trade name acquired in connection with the 2013 Dresden wallcover acquisition, reducing its non-amortizing intangible value to $3.4 million. Although we determined that Composite Fibers goodwill was not impaired as of June 30, 2020, the estimated fair value of the Composite Fibers reporting unit exceeded its carrying value by less than 10%. Any prolonged downturns due to COVID-19 in our Composite Fibers’ markets, particularly in wallcover materials, or other negative revisions to key assumptions such as our weighted average cost of capital, may require us to perform additional impairment analysis that could result in a non-cash goodwill impairment charge. As of June 30, 2020, we had approximately $77 million of goodwill related to Composite Fibers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					June 30, 2020
In thousands, except percentages	2020	2021	2022	2023	2024	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At variable interest rates	$311,864	$302,626	$290,308	$277,990	$54,366	$318,023	$318,023
At fixed interest rates – Term Loans	29,001	21,090	10,782	3,626	1,715	31,639	32,146
						$349,662	$350,169
Weighted-average interest rate
On variable rate debt	1.50%	1.50%	1.50%	1.50%	1.50%
On fixed rate debt – Term Loans	1.86%	1.82%	1.73%	1.58%	1.55%

Interest rate swap
Pay fixed/received variable (notional)	€180,000	€180,000	€180,000	—	—
Rate paid	0.0395%	0.0395%	0.0395%	—	—
Rate received	—	—	—	—	—

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of June 30, 2020. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At June 30, 2020, we had $347.6 million of long-term debt, net of unamortized debt issuance costs, of which 91.5% was at variable interest rates. After giving effect to the interest rate swap agreement, approximately 32.9% of our debt was at variable interest rates. The fixed rate Term Loans and the variable rate debt are all euro-based borrowings and thus the value of which is also subject to currency risk. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on one-month EURIBOR, but in no event less than zero, plus the applicable margin. At June 30, 2020, the weighted average EURIBOR on our outstanding debt was (0.47)%. Accordingly, the interest rate paid was equal to the margin, or 1.50%. A hypothetical 100 basis point increase in the interest rate on variable rate debt would increase annual interest expense by $0.6 million. In the event rates are lower, interest expense would be unchanged.

We entered into a €180 million notional value floating-to-fixed interest rate swap agreement with certain financial institutions. Under the terms of the swap, we will pay a fixed interest rate of 0.0395% on €180 million of the underlying variable rate term loan. We will receive the greater of 0.00% or EURIBOR.

As part of our overall risk management practices, we enter into financial derivatives primarily designed to either i) hedge foreign currency risks associated with forecasted transactions – “cash flow hedges”; or ii) mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and foreign currency denominated receivables and payables – “foreign currency hedges.” For a more complete discussion of this activity, refer to Item 1 – Financial Statements – Note 17.

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

GLATFELTER

Form 10-Q

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended June 30, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

GLATFELTER

Form 10-Q

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated.

10.1	Glatfelter Deferred Compensation Plan, filed herewith.

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Samuel L. Hillard, Senior Vice President and Chief Financial Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of Samuel L. Hillard, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.

101.INS	Inline XBRL Instance Document - – the instance document does not appear in the Interactive Data file because its iXBRL tags are embedded within the Inline XBRL document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, filed herewith.

101.CAL	XBRL Extension Calculation Linkbase, filed herewith.

101.DEF	XBRL Extension Definition Linkbase, filed herewith.

101.LAB	XBRL Extension Label Linkbase, filed herewith.

101.PRE	XBRL Extension Presentation Linkbase, filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

GLATFELTER

Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)

August 4, 2020

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance and Chief Accounting Officer

GLATFELTER

Form 10-Q