Form 10-Q
period 2020-09-30
Glatfelter Corp
filed 2020-11-09
CIK 41719

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

4350 Congress Street, Suite 600

Charlotte, North Carolina 28209

(Address of principal executive offices)

(704) 885-2555

(Registrant's telephone number, including area code)

Commission file number	Exact name of registrant as specified in its charter	IRS Employer Identification No.	State or other jurisdiction of incorporation or organization
1-03560	Glatfelter Corporation	23-0628360	Pennsylvania

(N/A)

Former name or former address, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GLT	New York Stock Exchange

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

Common Stock outstanding on November 6, 2020 totaled 44,367,836 shares.

GLATFELTER CORPORATION AND SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

September 30, 2020

PART I

Item 1 – Financial Statements

GLATFELTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands, except per share	2020	2019	2020	2019

Net sales	$233,473	$232,515	$681,216	$696,701
Costs of products sold	195,222	194,494	574,100	585,563
Gross profit	38,251	38,021	107,116	111,138
Selling, general and administrative expenses	24,635	23,721	72,707	71,143
Gains on dispositions of plant, equipment and timberlands, net	(413)	(235)	(1,010)	(1,327)
Operating income	14,029	14,535	35,419	41,322
Non-operating income (expense)
Interest expense	(1,810)	(1,902)	(5,347)	(8,513)
Interest income	39	185	390	931
Pension settlement expenses, net	(389)	—	(6,792)	—
Other, net	(1,728)	(1,034)	(3,243)	(3,547)
Total non-operating expense	(3,888)	(2,751)	(14,992)	(11,129)
Income from continuing operations before income taxes	10,141	11,784	20,427	30,193
Income tax provision	3,614	3,141	8,775	10,654
Income from continuing operations	6,527	8,643	11,652	19,539

Discontinued operations:
Income (loss) before income taxes	—	1,062	(135)	1,291
Income tax provision (benefit)	—	(2,519)	—	(2,511)
Income (loss) from discontinued operations	—	3,581	(135)	3,802
Net income	$6,527	$12,224	$11,517	$23,341

Basic earnings per share
Income from continuing operations	$0.15	$0.19	$0.26	$0.44
Income from discontinued operations	—	0.09	—	0.09
Basic earnings per share	$0.15	$0.28	$0.26	$0.53

Diluted earnings per share
Income from continuing operations	$0.15	$0.19	$0.26	$0.44
Income from discontinued operations	—	0.09	—	0.09
Diluted earnings per share	$0.15	$0.28	$0.26	$0.53

Cash dividends declared per common share	$0.135	$0.13	$0.40	$0.39

Weighted average shares outstanding
Basic	44,368	44,171	44,329	44,113
Diluted	44,636	44,442	44,549	44,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

GLATFELTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands	2020	2019	2020	2019
Net income	$6,527	$12,224	$11,517	$23,341
Foreign currency translation adjustments	17,836	(17,073)	9,824	(20,452)
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $1,049, $(873), $1,745 and $(1,629), respectively	(2,835)	2,365	(4,704)	4,608
Unrecognized retirement obligations, net of taxes of $53, $(220), $156 and $(1,606), respectively	270	2,817	70	7,657
Other comprehensive income (loss)	15,271	(11,891)	5,190	(8,187)
Comprehensive income	$21,798	$333	$16,707	$15,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

GLATFELTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30	December 31
In thousands	2020	2019
Assets
Cash and cash equivalents	$59,241	$126,201
Accounts receivable, net	133,577	124,442
Inventories	193,434	190,415
Prepaid expenses and other current assets	35,497	36,274
Total current assets	421,749	477,332

Plant, equipment and timberlands, net	528,512	537,421
Goodwill	156,863	150,816
Intangible assets, net	80,114	83,735
Other assets	46,704	34,490
Total assets	$1,233,942	$1,283,794

Liabilities and Shareholders' Equity
Current portion of long-term debt	$23,908	$22,940
Accounts payable	95,506	130,039
Dividends payable	5,990	5,752
Environmental liabilities	4,500	9,000
Other current liabilities	68,262	62,772
Total current liabilities	198,166	230,503

Long-term debt	307,984	336,919
Deferred income taxes	75,789	76,374
Other long-term liabilities	93,578	84,039
Total liabilities	675,517	727,835

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	61,600	59,900
Retained earnings	719,572	725,795
Accumulated other comprehensive loss	(72,706)	(77,896)
	709,010	708,343
Less cost of common stock in treasury	(150,585)	(152,384)
Total shareholders’ equity	558,425	555,959
Total liabilities and shareholders’ equity	$1,233,942	$1,283,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

GLATFELTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30
In thousands	2020	2019
Operating activities
Net income	$11,517	$23,341
Loss (income) from discontinued operations, net of taxes	135	(3,802)

Adjustments to reconcile to net cash provided by continuing operations:
Depreciation, depletion and amortization	43,310	38,114
Amortization of debt issue costs and original issue discount	441	1,525
Asset impairment charge	900	—
Deferred income tax provision	446	441
Gains on dispositions of plant, equipment and timberlands, net	(1,010)	(1,327)
Share-based compensation	3,994	2,683
Change in operating assets and liabilities
Accounts receivable	(6,053)	(5,431)
Inventories	2,229	(23,728)
Prepaid and other current assets	(1,154)	(4,512)
Accounts payable	(33,790)	(5,347)
Accruals and other current liabilities	284	(5,891)
Other	3,290	(472)
Net cash provided by operating activities from continuing operations	24,539	15,594
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(20,165)	(18,017)
Proceeds from disposals of plant, equipment and timberlands, net	1,037	1,363
Acquisition, net of cash acquired	—	(1,974)
Other	(50)	(163)
Net cash used by investing activities from continuing operations	(19,178)	(18,791)
Financing activities
Net (repayments) borrowings under revolving credit facility	(26,092)	(30,183)
Repayment of 5.375% Notes	—	(250,000)
Proceeds from term loans	—	248,644
Payments of borrowing costs	—	(2,170)
Repayment of term loans	(17,136)	(11,020)
Payments of dividends	(17,502)	(17,194)
Payments related to share-based compensation awards and other	(233)	(755)
Net cash used by financing activities from continuing operations	(60,963)	(62,678)
Effect of exchange rate changes on cash	2,361	(1,794)
Net decrease in cash, cash equivalents and restricted cash	(53,241)	(67,669)
Decrease in cash, cash equivalents and restricted cash from discontinued operations	(1,108)	(17,970)
Cash, cash equivalents and restricted cash at the beginning of period	126,201	142,685
Cash, cash equivalents and restricted cash at the end of period	71,852	57,046
Less: restricted cash in Prepaid and other current assets	(2,000)	—
Less: restricted cash in Other assets	(10,611)	—
Cash and cash equivalents at the end of period	$59,241	$57,046

Supplemental cash flow information
Cash paid for:
Interest	$4,704	$9,245
Income taxes, net	8,592	10,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

GLATFELTER CORPORATION AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

In thousands	Common stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at July 1, 2020	$544	$59,982	$719,035	$(87,977)	$(150,585)	$540,999
Net income			6,527			6,527
Other comprehensive income				15,271		15,271
Comprehensive income						21,798
Cash dividends declared ($0.135 per share)			(5,990)			(5,990)
Share-based compensation expense		1,618				1,618
Delivery of treasury shares
RSUs and PSAs		—			—	—
Employee stock options exercised — net		—			—	—
Balance at September 30, 2020	$544	$61,600	$719,572	$(72,706)	$(150,585)	$558,425

Balance at July 1, 2019	$544	$59,920	$769,940	$(133,736)	$(153,549)	$543,119
Net income			12,224			12,224
Other comprehensive loss				(11,891)		(11,891)
Comprehensive income						333
Cash dividends declared ($0.13 per share)			(5,740)			(5,740)
Share-based compensation expense		1,045				1,045
Delivery of treasury shares
RSUs and PSAs		—			—	—
Employee stock options exercised — net		—			—	—
Balance at September 30, 2019	$544	$60,965	$776,424	$(145,627)	$(153,549)	$538,757

Balance at January 1, 2020	$544	$59,900	$725,795	$(77,896)	$(152,384)	$555,959
Net income			11,517			11,517
Other comprehensive income				5,190		5,190
Comprehensive income						16,707
Cash dividends declared ($0.40 per share)			(17,740)			(17,740)
Share-based compensation expense		3,994				3,994
Delivery of treasury shares
RSUs and PSAs		(2,077)			1,657	(420)
Employee stock options exercised — net		(217)			142	(75)
Balance at September 30, 2020	$544	$61,600	$719,572	$(72,706)	$(150,585)	$558,425

Balance at January 1, 2019	$544	$62,239	$770,305	$(137,440)	$(156,750)	$538,898
Net income			23,341			23,341
Other comprehensive loss				(8,187)		(8,187)
Comprehensive income						15,154
Cash dividends declared ($0.39 per share)			(17,222)			(17,222)
Share-based compensation expense		2,683				2,683
Delivery of treasury shares
RSUs and PSAs		(2,421)			2,097	(324)
Employee stock options exercised — net		(1,536)			1,104	(432)
Balance at September 30, 2019	$544	$60,965	$776,424	$(145,627)	$(153,549)	$538,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

GLATFELTER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION

Glatfelter Corporation and subsidiaries (“Glatfelter”), formerly known as P. H. Glatfelter Company and subsidiaries, is a leading global supplier of engineered materials. Our high-quality, innovative and customizable solutions are found in tea and single-serve coffee filtration, personal hygiene and packaging products as well as home improvement and industrial applications. We are headquartered in Charlotte, NC, and operate facilities in the United States, Canada, Germany, France, the United Kingdom and the Philippines. We have sales and distribution offices in the U.S., Europe, Russia and China and our products are marketed worldwide, either directly to customers or through brokers and agents. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to Glatfelter Corporation and subsidiaries unless the context indicates otherwise.
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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update eliminates, clarifies, and modifies certain guidance related to the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact this ASU will have on our financial statements and we expect to adopt this standard in the first quarter of 2021.

GLATFELTER

Form 10-Q

3.	RESTRUCTURING

In the first quarter of 2020, we announced restructuring actions within the Composite Fibers operating segment. The actions primarily consisted of the consolidation of our metallizing operation from Gernsbach, Germany to our Caerphilly, U.K. site.

	Three months ended September 30	Nine months ended September 30
In thousands	2020	2020
Severance and benefit continuation	$—	$6,143
Accelerated depreciation	15	3,900
Inventory and spare parts	42	977
Other	—	91
Total	$57	$11,111

The restructuring charge is recorded under the caption “Costs of product sold” in the accompanying condensed consolidated statements of income for the three months and nine months ended September 30, 2020. With the exception of the severance and benefit continuation amounts, all other amounts accrued represent accelerated non-cash asset write-downs. As of September 30, 2020, the accrued and unpaid restructuring charge totaled approximately $1.6 million. The severance and benefit continuation costs are generally expected to be paid out ratably over the next 3 months.

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

5.	REVENUE

The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended September 30		Nine months ended September 30
In thousands	2020	2019	2020	2019
Composite Fibers
Food & beverage	$68,593	$66,637	$213,074	$208,480
Wallcovering	24,695	20,673	55,847	62,181
Technical specialties	22,517	20,301	61,340	58,855
Composite laminates	8,640	8,859	26,529	26,552
Metallized	7,974	11,234	30,477	32,934
	132,419	127,704	387,267	389,002
Airlaid Materials
Feminine hygiene	53,463	52,159	154,227	158,998
Specialty wipes	17,929	17,994	56,088	52,982
Tabletop	12,445	19,179	33,026	48,857
Adult incontinence	5,255	5,855	16,411	17,708
Home care	7,121	4,857	18,611	13,173
Other	4,841	4,767	15,586	15,981
	101,054	104,811	293,949	307,699

	$233,473	$232,515	$681,216	$696,701

GLATFELTER

Form 10-Q

	Three months ended September 30		Nine months ended September 30
In thousands	2020	2019	2020	2019
Composite Fibers
Europe, Middle East and Africa	$82,032	$77,012	$230,434	$234,928
Americas	31,583	33,179	97,656	98,783
Asia Pacific	18,804	17,513	59,177	55,291
	132,419	127,704	387,267	389,002

Airlaid Materials
Europe, Middle East and Africa	52,835	58,279	151,434	167,924
Americas	44,141	45,039	133,789	134,634
Asia Pacific	4,078	1,493	8,726	5,141
	101,054	104,811	293,949	307,699

	$233,473	$232,515	$681,216	$696,701

6.	DISCONTINUED OPERATIONS

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

The following table sets forth a summary of discontinued operations included in the condensed consolidated statements of income:

	Three months ended September 30		Nine months ended September 30
In thousands	2020	2019	2020	2019
Net sales	$—	$—	$—	$—
Energy and related sales, net	—	—	—	—
Total revenues	—	—	—	—
Costs of products sold	—	—	—	—
Gross profit	—	—	—	—
Selling, general and administrative expenses	—	(2,455)	135	(2,684)
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—
Operating income (loss)	—	2,455	(135)	2,684
Non-operating income (expense)
Interest expense	—	—	—	—
Other, net	—	(1,393)	—	(1,393)
Impairment charge	—	—	—	—
Income (loss) before income taxes	-	1,062	(135)	1,291
Income tax provision (benefit)	—	(2,519)	—	(2,511)
Income (loss) from discontinued operations	$-	$3,581	$(135)	$3,802

GLATFELTER

Form 10-Q

The following table sets forth a summary of cash flows from discontinued operations which is included in the condensed consolidated statements of cash flows:

	Nine months ended September 30
In thousands	2020	2019
Net cash used by operating activities	$(1,108)	$(9,749)
Net cash used by investing activities	—	(8,221)
Net cash provided by financing activities	—	—
Change in cash and cash equivalents from discontinued operations	$(1,108)	$(17,970)

7.	GAINS ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS

The following table sets forth sales of timberlands and other assets completed during the first nine months ended September 30, 2020 and 2019:

Dollars in thousands	Acres	Proceeds	Gain
2020
Timberlands	357	$1,037	$1,013
Other	n/a	-	(3)
Total		$1,037	$1,010

2019
Timberlands	463	$1,147	$1,114
Other	n/a	216	213
Total		$1,363	$1,327

8.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”) from continuing operations:

	Three months ended September 30
In thousands, except per share	2020	2019
Income from continuing operations	$6,527	$8,643
Weighted average common shares outstanding used in basic EPS	44,368	44,171
Effect of dilutive SOSARs, PSAs and RSUs	268	271
Weighted average common shares outstanding and
common share equivalents used in diluted EPS	44,636	44,442

Earnings per share from continuing operations
Basic	$0.15	$0.19
Diluted	0.15	0.19

GLATFELTER

Form 10-Q

	Nine months ended September 30
In thousands, except per share	2020	2019
Income from continuing operations	$11,652	$19,539
Weighted average common shares outstanding used in basic EPS	44,329	44,113
Effect of dilutive SOSARs, PSAs and RSUs	220	292
Weighted average common shares outstanding and
common share equivalents used in diluted EPS	44,549	44,405

Earnings per share from continuing operations
Basic	$0.26	$0.44
Diluted	0.26	0.44

The numerator used to compute per share amounts from discontinued operations was $0.0 million, $3.6 million, a loss of $0.1 million and $3.8 million, for the third quarters of 2020 and 2019 and the first nine months of 2020 and 2019, respectively. The denominator used to compute per share amounts from discontinued operations is the same as the denominator used for per share amounts from continuing operations.

The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the periods indicated, because their effect would be anti-dilutive:

	September 30
In thousands	2020	2019
Three months ended	1,082	1,233
Nine months ended	1,082	1,233

GLATFELTER

Form 10-Q

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months and nine months ended September 30, 2020 and 2019.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total

Balance at July 1, 2020	$(84,358)	$2,447	$(6,956)	$890	$(87,977)
Other comprehensive income (loss) before reclassifications (net of tax)	17,836	(1,850)	365	—	16,351
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(985)	153	(248)	(1,080)
Net current period other comprehensive income (loss)	17,836	(2,835)	518	(248)	15,271
Balance at September 30, 2020	$(66,522)	$(388)	$(6,438)	$642	$(72,706)

Balance at July 1, 2019	$(73,001)	$4,442	$(66,325)	$1,148	$(133,736)
Other comprehensive income (loss) before reclassifications (net of tax)	(17,073)	3,596	2,449	—	(11,028)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,231)	592	(224)	(863)
Net current period other comprehensive income (loss)	(17,073)	2,365	3,041	(224)	(11,891)
Balance at September 30, 2019	$(90,074)	$6,807	$(63,284)	$924	$(145,627)

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total

Balance at January 1, 2020	$(76,346)	$4,316	$(7,253)	$1,387	$(77,896)
Other comprehensive income (loss) before reclassifications (net of tax)	9,824	(1,051)	365	—	9,138
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(3,653)	450	(745)	(3,948)
Net current period other comprehensive income (loss)	9,824	(4,704)	815	(745)	5,190
Balance at September 30, 2020	$(66,522)	$(388)	$(6,438)	$642	$(72,706)

Balance at January 1, 2019	$(69,622)	$2,199	$(71,431)	$1,414	$(137,440)
Other comprehensive income (loss) before reclassifications (net of tax)	(20,452)	7,326	7,375	—	(5,751)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(2,718)	772	(490)	(2,436)
Net current period other comprehensive income (loss)	(20,452)	4,608	8,147	(490)	(8,187)
Balance at September 30, 2019	$(90,074)	$6,807	$(63,284)	$924	$(145,627)

GLATFELTER

Form 10-Q

Reclassifications out of accumulated other comprehensive income and into the condensed consolidated statements of income were as follows:

	Three months ended September 30		Nine months ended September 30
In thousands	2020	2019	2020	2019
Description					Line Item in Statements of Income
Cash flow hedges (Note 17)
Gains on cash flow hedges	$(1,345)	$(1,738)	$(5,015)	$(3,783)	Costs of products sold
Tax expense	360	507	1,362	1,065	Income tax provision
Net of tax	(985)	(1,231)	(3,653)	(2,718)
Retirement plan obligations (Note 12)
Amortization of deferred benefit pension plans
Prior service costs	12	64	35	152	Other, net
Actuarial losses	164	819	485	2,383	Other, net
	176	883	520	2,535
Tax benefit	(23)	(291)	(70)	(1,763)	Income tax provision
Net of tax	153	592	450	772
Amortization of deferred benefit other plans
Prior service costs	(115)	(2)	(347)	(7)	Other, net
Actuarial gains	(209)	(293)	(626)	(639)	Other, net
	(324)	(295)	(973)	(646)
Tax expense	76	71	228	156	Income tax provision
Net of tax	(248)	(224)	(745)	(490)
Total reclassifications, net of tax	$(1,080)	$(863)	$(3,948)	$(2,436)

10.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

For the nine months ended September 30, 2020 we had pretax income of $20.4 million and income tax expense of $8.8 million. The effective income tax rate for the period ended September 30, 2020 was unfavorably impacted by operating losses in the US which generated no tax benefit, and $10.2 million of pension, restructuring, and other non-recurring costs for which no tax benefit was recorded, offset in part by $5.0 million recorded in connection with passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”).  This Act, which was signed into law on March 27, 2020, modified the “net operating loss” provisions of previous law to allow losses arising in a taxable year beginning after December 31, 2017 and before January 1, 2021, to be carried back five years. We are in the process of evaluating additional tax refund opportunities arising under CARES.

For the nine months ended September 30, 2020, we recorded a decrease in our valuation allowance of $6.2 million against our net deferred tax assets primarily due to the passage of the CARES Act and the ability to carry our “net operating loss” back five years.  In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of the evidence indicated it is more likely than not that the deferred assets will not be realized.

As of September 30, 2020 and December 31, 2019, we had $34.7 million and $30.5 million of gross unrecognized tax benefits. As of September 30, 2020, if such benefits were to be recognized, approximately $23.9 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

GLATFELTER

Form 10-Q

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress

United States
Federal	2017 - 2019	N/A
State	2015 - 2019	2015 - 2018
Canada(1)	2012 - 2019	N/A
Germany(1)	2016 - 2019	N/A
France	2018 - 2019	N/A
United Kingdom	2018 - 2019	N/A
Philippines	2019	2017 - 2018

(1)	includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $7.0 million. Substantially all of this range relates to tax positions taken in Canada and the U.S.

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information included in continuing operations related to interest on uncertain tax positions:

	Nine months ended September 30
In millions	2020	2019
Interest expense (income)	$0.2	$-

	September 30	December 31
	2020	2019
Accrued interest payable	$0.6	$0.4

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

Awards of RSUs and PSAs are made under our LTIP. The vesting of RSUs is generally based on the passage of time, generally over a one-year or three-year period or in one instance the RSUs were issued with three-year cliff vesting.  PSAs are issued to members of management and vesting is based on achievement of cumulative financial performance targets covering a two-year period followed by an additional one-year service period. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. In addition, PSA awards include a modifier based on the three-year total shareholder return relative to a broad market index. For RSUs the grant date fair value of the awards, or the closing price per common share on the date of the award, is used to determine the amount of expense to be recognized over the applicable service period. For PSAs, the grant date fair value is estimated using a lattice model. The significant inputs include the stock price, volatility, dividend yield, and risk-free rate of return. Settlement of RSUs and PSAs will be made in shares of our common stock currently held in treasury.

GLATFELTER

Form 10-Q

The following table summarizes RSU and PSA activity during periods indicated:

Units	2020	2019
Balance at January 1,	896,463	756,786
Granted	386,995	484,108
Forfeited	(87,523)	(158,767)
Shares delivered	(136,182)	(163,078)
Balance at September 30,	1,059,753	919,049

The amount granted in 2020 and 2019 includes 171,150 and 218,422, respectively, of PSAs exclusive of reinvested dividends.

The following table sets forth aggregate RSU and PSA compensation expense included in continuing operations for the periods indicated:

	September 30
In thousands	2020	2019
Three months ended	$1,617	$1,048
Nine months ended	3,994	2,643

Stock Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three-year period and have a term of ten years. No SOSARs were awarded since 2016.

The following table sets forth information related to outstanding SOSARS:

	2020		2019
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	1,291,947	$20.05	2,334,742	$18.08
Granted	—	—	—	—
Exercised	(58,460)	12.85	(441,920)	14.31
Canceled / forfeited	(151,074)	20.25	(446,435)	21.06
Outstanding at September 30,	1,082,413	$20.40	1,446,387	$19.31

The following table sets forth SOSAR compensation expense included in continuing operations for the periods indicated:

	September 30
In thousands	2020	2019
Three months ended	$—	$—
Nine months ended	—	40

GLATFELTER

Form 10-Q

12.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans included in continuing operations.

	Three months ended September 30
In thousands	2020	2019
Pension Benefits
Service cost	$61	$216
Interest cost	318	3,287
Expected return on plan assets	—	(3,895)
Amortization of prior service cost	12	64
Amortization of unrecognized loss	164	819
Total net periodic benefit cost	$555	$491

Other Benefits
Service cost	$8	$7
Interest cost	46	67
Amortization of prior service credit	(115)	(2)
Amortization of actuarial gain	(209)	(293)
Total net periodic benefit credit	$(270)	$(221)

	Nine months ended September 30
In thousands	2020	2019
Pension Benefits
Service cost	$153	$1,073
Interest cost	919	10,074
Expected return on plan assets	—	(11,290)
Amortization of prior service cost	35	152
Amortization of unrecognized loss	485	2,383
Total net periodic benefit cost	$1,592	$2,392

Other Benefits
Service cost	$22	$25
Interest cost	138	235
Amortization of prior service credit	(347)	(7)
Amortization of actuarial gain	(626)	(639)
Total net periodic benefit credit	$(813)	$(386)

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

During the second quarter of 2020, we recorded a $6.3 million pension settlement charge, net of post settlement adjustments, in connection with the completion of the reversion of $55.5 million of excess pension plan assets. After transferring $14.1 million to a suspense account to fund future 401(k) contributions and accruing $8.2 million of excise taxes, approximately $33.1 million is available for general corporate purposes. During the third quarter of 2020, we paid approximately $0.4 million to the third party that assumed the qualified pension liabilities as a result of certain identified adjustments to obligations transferred as part of the pension settlement.

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

GLATFELTER

Form 10-Q

received under the P. H. Glatfelter 401(k) Savings Plan but for certain limitations imposed by the Internal Revenue Code on 401(k) plan contributions (“Company Contributions”).

The remaining non-contributory pension plans are unfunded non-qualified plans.

13.	INVENTORIES

Inventories, net of reserves, were as follows:

	September 30	December 31
In thousands	2020	2019
Raw materials	$59,869	$59,164
In-process and finished	91,020	92,231
Supplies	42,545	39,020
Total	$193,434	$190,415

14.	LEASES

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

The following table sets forth information related to our leases as of the periods indicated.

	September 30	December 31
Dollars in thousands	2020	2019
Right of use asset	$13,027	$11,701
Weighted average discount rate	2.30%	2.92%
Weighted average remaining maturity (months)	70	34

The following table sets for operating lease expense for the periods indicated:
	September 30
In thousands	2020	2019
Three months ended	$1,400	$1,403
Nine months ended	4,285	4,425

The following table sets forth required future minimum lease payments for the years indicated:

In thousands
2020	$1,222
2021	4,259
2022	2,836
2023	1,417
2024	972
Thereafter	4,339

GLATFELTER

Form 10-Q

15.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	September 30	December 31
In thousands	2020	2019
Revolving credit facility, due Feb. 2024	$62,052	$84,255
Term loan, due Feb. 2024	241,478	240,969
2.40% Term Loan, due Jun. 2022	2,927	4,012
2.05% Term Loan, due Mar. 2023	15,623	19,487
1.30% Term Loan, due Jun. 2023	4,600	5,617
1.55% Term Loan, due Sep. 2025	7,174	7,915
Total long-term debt	333,854	362,255
Less current portion	(23,908)	(22,940)
Unamortized deferred issuance costs	(1,962)	(2,396)
Long-term debt, net of current portion	$307,984	$336,919

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

The Credit Agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to EBITDA ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 4.0x provided that such ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of September 30, 2020, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 2.4x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement.

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

Glatfelter Corporation guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these condensed consolidated financial statements.

Letters of credit issued to us by certain financial institutions totaled $7.3 million as of September 30, 2020 and December 31, 2019. The letters of credit, which reduce amounts available under our Revolving Credit Facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program and for performance of certain remediation activity related to the Fox River matter. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	September 30, 2020		December 31, 2019
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$62,052	$62,052	$84,255	$84,255
Term loan, due Feb. 2024	241,478	241,478	240,969	240,969
2.40% Term Loan	2,927	2,972	4,012	4,076
2.05% Term Loan	15,623	15,868	19,487	19,764
1.30% Term Loan	4,600	4,627	5,617	5,624
1.55% Term Loan	7,174	7,282	7,915	7,975
Total	$333,854	$334,279	$362,255	$362,663

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of September 30, 2020, the maturity of currency forward contracts ranged from one month to 18 months.

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	September 30, 2020	December 31, 2019
Derivative
Sell/Buy - sell notional
Euro / British Pound	19,976	17,702
U.S. Dollar / Euro	4,254	5,347
Canadian Dollar / U.S. Dollar	70	—
U.S. Dollar / Canadian Dollar	603	1,523

Sell/Buy - buy notional
Euro / Philippine Peso	947,711	1,039,432
British Pound / Philippine Peso	1,162,616	1,077,871
Euro / U.S. Dollar	68,829	82,317
U.S. Dollar / Canadian Dollar	33,373	34,094
Canadian Dollar / U.S. Dollar	603	1,523

The €220 million Term Loan is designated as a net investment hedge of our Euro functional currency foreign subsidiaries. During the first nine months of 2020, we recognized a pre-tax loss of $9.7 million from changes in currency exchange rates through Other Comprehensive Income (Loss).

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

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	September 30, 2020	December 31, 2019
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	19,850	25,500
Euro / British Pound	4,700	—
British Pound / Euro	2,000	3,000

Sell/Buy - buy notional
Euro / U.S. Dollar	1,400	8,000
British Pound / Euro	—	7,000
Swiss Franc / Euro	200	—
Swiss Franc / U.S. Dollar	200	—

These contracts have maturities of one month from the date originally entered into.

GLATFELTER

Form 10-Q

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	Prepaid Expenses and Other		Other
Balance sheet caption	Current Assets		Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$91	$4,314	$1,220	$34

Not designated as hedging:
Forward foreign currency exchange contracts	$62	$566	$873	$205

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

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended September 30		Nine months ended September 30
In thousands	2020	2019	2020	2019
Designated as hedging:
Forward foreign currency exchange contracts:
Cost of products sold	$1,345	$1,738	$5,015	$3,783

Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$1,037	$(511)	$510	$(483)

The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance-sheet item.

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss), before taxes, is as follows:

In thousands	2020	2019
Balance at January 1,	$5,859	$3,004
Deferred gains (losses) on cash flow hedges	(1,435)	10,020
Reclassified to earnings	(5,015)	(3,783)
Balance at September 30,	$(591)	$9,241

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

For OU2-5, work has proceeded primarily under a Unilateral Administrative Order (“UAO”) issued in November 2007 by the EPA to us and seven other respondents. The majority of the work in OU 2-5 has been funded or conducted by parties other than us. The cleanup was completed in 2020 and the site is being decommissioned.

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

We are subject to remaining obligations under the OU1 consent decree, which now consist primarily of long-term monitoring and maintenance and for long term monitoring and maintenance in OU2-OU4a over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. In the first quarter of 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. We are obligated to make the regular payments under that fixed-price contract until the remaining amount due is less than the OU1 escrow account balance. We are permitted to pay for this contract using the remaining balance of the escrow account established by us and WTM I Company (“WTM I”) another PRP, under the OU1 consent decree during any period that the balance in the escrow account exceeds the amount due under our fixed-price contract. As of September 30, 2020, the balance in the escrow is less than amounts due under the fixed-price contract by approximately $0.5 million. We secured our obligation to pay that difference with a letter of credit.

At September 30, 2020, the escrow account balance totaled $9.0 million which is included in the condensed consolidated balance sheet under the caption “Other assets.”

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

Reserves for the Site. Our reserve for past and future government oversight costs and long-term monitoring and maintenance is set forth below:

	Nine months ended September 30
In thousands	2020	2019
Balance at January 1,	$21,870	$45,001
Payments	(3,243)	(20,771)
Reserve adjustment	—	(2,509)
Accretion	155	141
Balance at September 30,	$18,782	$21,862

GLATFELTER

Form 10-Q

The payments set forth above represent amounts due under the long-term monitoring and maintenance agreement and government oversight costs and, in 2019, the $20.5 million paid pursuant to the Glatfelter consent decree. With respect to our total reserve for the Fox River, $4.5 million is recorded in the accompanying September 30, 2020 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $14.3 million is recorded under the caption “Other long-term liabilities.”

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

19.	SEGMENT INFORMATION

The following tables set forth financial and other information by segment for the period indicated:

Three months ended September 30					Other and
Dollars in thousands	Composite Fibers		Airlaid Materials		Unallocated		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$132,419	$127,704	$101,054	$104,811	$—	$—	$233,473	$232,515
Cost of products sold	112,031	106,024	83,699	88,442	(508)	28	195,222	194,494
Gross profit (loss)	20,388	21,680	17,355	16,369	508	(28)	38,251	38,021
SG&A	9,924	10,551	4,438	4,774	10,273	8,396	24,635	23,721
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(413)	(235)	(413)	(235)
Total operating income (loss)	10,464	11,129	12,917	11,595	(9,352)	(8,189)	14,029	14,535
Non-operating expense	—	—	—	—	(3,888)	(2,751)	(3,888)	(2,751)
Income (loss) before income taxes	$10,464	$11,129	$12,917	$11,595	$(13,240)	$(10,940)	$10,141	$11,784
Supplementary Data
Net tons sold (thousands)	35,009	33,394	34,752	35,907	—	—	69,761	69,301
Depreciation, depletion and amortization	$6,755	$6,445	$5,674	$5,285	$1,273	$864	$13,702	$12,594
Capital expenditures	3,060	3,995	2,791	2,869	2,303	520	8,154	7,384

Nine months ended September 30					Other and
Dollars in thousands	Composite Fibers		Airlaid Materials		Unallocated		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$387,267	$389,002	$293,949	$307,699	$—	$—	$681,216	$696,701
Cost of products sold	319,403	322,152	243,526	262,256	11,171	1,155	574,100	585,563
Gross profit (loss)	67,864	66,850	50,423	45,443	(11,171)	(1,155)	107,116	111,138
SG&A	30,811	31,388	13,192	13,448	28,704	26,307	72,707	71,143
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(1,010)	(1,327)	(1,010)	(1,327)
Total operating income (loss)	37,053	35,462	37,231	31,995	(38,865)	(26,135)	35,419	41,322
Non-operating expense	—	—	—	—	(14,992)	(11,129)	(14,992)	(11,129)
Income (loss) before income taxes	$37,053	$35,462	$37,231	$31,995	$(53,857)	$(37,264)	$20,427	$30,193
Supplementary Data
Net tons sold (thousands)	100,024	99,446	103,068	103,125	—	—	203,092	202,571
Depreciation, depletion and amortization(1)	$19,652	$19,720	$16,598	$15,832	$7,060	$2,562	$43,310	$38,114
Capital expenditures	9,121	8,699	6,606	7,882	4,438	1,436	20,165	18,017
(1)	The amount presented in 2020 in the Other and unallocated column represents accelerated depreciation incurred in connection with the restructuring of our metallized operations.

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

GLATFELTER

Form 10-Q

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

Our financial performance and results of operations have been impacted by the weaker economic conditions related to the pandemic, as demand for tabletop products and wallcover products were significantly weaker particularly during the second quarter, although shipping volumes for both of these market segments increased significantly during the third quarter of 2020. The majority of

GLATFELTER

Form 10-Q

our other product portfolios is considered to be “essential or life-sustaining” and we continued to produce products used in the global response effort to the pandemic. We believe demand for certain of our products, such as Composite Fibers’ food & beverage filtration products and Airlaid Materials’ personal hygiene and wipes, will remain strong. To date, we have successfully maintained our global supply chain securing critical raw materials with minimal disruptions or incremental costs and the demand for substantially all products has been stable as our customers continued to serve critical products to end-user consumers.

Although we anticipate a decline in overall economic activity, we believe demand for the majority of our products will remain strong. As disclosed in Item 1A – Risk Factors to our 2019 Annual Report, “approximately $68 million of our revenue in 2019, was earned from customers located in Ukraine, Russia and members of the Commonwealth of Independent States.” The large majority of our revenue from this region consists of wallcover base material. During the second quarter of 2020, our wallcover revenues were significantly impacted by temporary suspension of operations of many of our customers due to government orders related to the pandemic. Although our customers have resumed operations and demand for our wallcover products returned to more normalized levels, if the governmental authorities reimplement actions to fight any resurgence of COVID-19 in these regions, or if economic hardships continue, sales to some of our customers, such as wallpaper printers, may adversely impacted.

The health and safety of our employees and their families are a top priority, and we remain committed to taking all the necessary measures to protect them. We have instituted appropriate new safety, hygiene and communication protocols throughout our facilities to ensure we maintain our ability to produce product. Accordingly, we continue to proactively work to identify and mitigate risks to safeguard the continuity of our business. We believe we are well positioned from a liquidity and leverage perspective following the successful restructuring and cost optimization initiatives in 2019 and 2020 and the debt refinancing in 2019. As a result, we believe we are able to supply our customers high-quality engineered materials necessary to manufacture a variety of essential and life-sustaining consumer staples including wipes, health and hygiene products, and food and beverage items during this challenging time.

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

Nine months ended September 30, 2020 versus the nine months ended September 30, 2019

Overview For the first nine months of 2020, we reported income from continuing operations of $11.7 million, or $0.26 per share compared with $19.5 million and $0.44 per diluted share in the year earlier period. The following table sets forth summarized consolidated results of operations:

	Nine months ended September 30
In thousands, except per share	2020	2019
Net sales	$681,216	$696,701
Gross profit	107,116	111,138
Operating income	35,419	41,322
Continuing operations
Income	11,652	19,539
Earnings per share	0.26	0.44
Discontinued operations
Income (loss) from discontinued operations	(135)	3,802
Earnings per share	—	0.09
Net income	11,517	23,341
Earnings per share	$0.26	$0.53

GLATFELTER

Form 10-Q

The reported results reflect the cost of strategic initiatives and other items identified below and excluded to derive “adjusted earnings.” These factors cost an aggregate of $16.1 million, net of taxes, in 2020 compared with similar items of $5.9 million in the same period of 2019. Operating income for our segments, Composite Fibers and Airlaid Materials, increased by $1.6 million and $5.2 million, respectively. Although growth in aggregate shipping volumes was limited due to the COVID-19 pandemic, the segments’ results benefited from a favorable mix of products sold, efficient operations and disciplined cost control. In addition, interest expense, net declined $2.6 million reflecting the benefits of our debt refinancing in 2019.

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

Adjusted earnings from continuing operations for the first nine months of 2020 were $27.7 million, or $0.62 per diluted share compared with $25.5 million, or $0.57 per diluted share, for the same period a year ago. Adjusted earnings consists of net income determined in accordance with GAAP adjusted to exclude the impact of the following:

Restructuring charge – Metallized operations. This adjustment represents the charges incurred in connection with the decision to restructure a portion of the Composite Fibers segment, primarily consisting of the consolidation of our metallizing operation from Gernsbach, Germany to Caerphilly, U.K.. For the nine months ended September 30, 2020, the adjustment includes a non-cash charge of $5.0 million associated with accelerated depreciation and the write-off of inventory and spare parts in addition to cash severance costs totaling $6.1 million.

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

Corporate headquarters relocation. These adjustments reflect costs incurred in connection with the strategic relocation of the Company’s corporate headquarters to Charlotte, NC. The costs are primarily related to employee relocation costs and exit costs at the previous corporate headquarters.

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

COVID-19 incremental costs. This adjustment represents incremental cash costs incurred directly related to the COVID 19 pandemic such as mill employee incentive compensation, enhanced hygiene protocols, safety and supplies and professional fees primarily associated with the CARES Act benefit.

Asset Impairment Charge. This adjustment represents a non-cash charge recorded in the second quarter of 2020 to reduce the carrying amount of a trade name intangible asset of the Dresden wallcover business due to the impact of the COVID-19 pandemic on the underlying forecasted revenue stream.

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

GLATFELTER

Form 10-Q

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

The following table sets forth the reconciliation of net income to adjusted earnings for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30
	2020		2019
In thousands, except per share	Amount	EPS	Amount	EPS
Net income	$11,517	$0.26	$23,341	$0.53
Exclude: Loss (income) from discontinued operations	135	—	(3,802)	(0.09)
Income from continuing operations	11,652	0.26	19,539	0.44
Adjustments (pre-tax)
Restructuring charge - Metallized operations	11,111		—
Cost optimization actions	4,367		7,643
Corporate headquarters relocation	610		—
Pension settlement expenses, net	6,792		—
COVID 19 - incremental costs	1,766		—
Asset impairment charge	900		—
Airlaid capacity expansion costs	—		1,014
Debt refinancing	—		992
Strategic initiatives	843		249
Fox River environmental matter	—		(2,509)
Timberland sales and related costs	(1,013)		(1,114)
Total adjustments (pre-tax)	25,376		6,275
Income taxes (1)	(4,257)		(348)
CARES Act of 2020 tax benefit (2)	(5,023)		—
Total after-tax adjustments	16,096	0.36	5,927	0.13
Adjusted earnings	$27,748	$0.62	$25,466	$0.57

(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated.
(2)

Tax benefit recorded in connection with passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) related to provisions that modified the “net operating loss” provisions of previous law to allow certain losses to be carried back five years.

The sum of individual per share amounts set forth above may not agree to adjusted earnings per share due to rounding.

Segment Financial Performance

Nine months ended September 30					Other and
Dollars in thousands	Composite Fibers		Airlaid Materials		Unallocated		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$387,267	$389,002	$293,949	$307,699	$—	$—	$681,216	$696,701
Cost of products sold	319,403	322,152	243,526	262,256	11,171	1,155	574,100	585,563
Gross profit (loss)	67,864	66,850	50,423	45,443	(11,171)	(1,155)	107,116	111,138
SG&A	30,811	31,388	13,192	13,448	28,704	26,307	72,707	71,143
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(1,010)	(1,327)	(1,010)	(1,327)
Total operating income (loss)	37,053	35,462	37,231	31,995	(38,865)	(26,135)	35,419	41,322
Non-operating expense	—	—	—	—	(14,992)	(11,129)	(14,992)	(11,129)
Income (loss) before income taxes	$37,053	$35,462	$37,231	$31,995	$(53,857)	$(37,264)	$20,427	$30,193
Supplementary Data
Net tons sold (thousands)	100,024	99,446	103,068	103,125	—	—	203,092	202,571
Depreciation, depletion and amortization(1)	$19,652	$19,720	$16,598	$15,832	$7,060	$2,562	$43,310	$38,114
Capital expenditures	9,121	8,699	6,606	7,882	4,438	1,436	20,165	18,017

GLATFELTER

Form 10-Q

(1)	The amount presented in 2020 in the Other and unallocated column represents accelerated depreciation incurred in connection with the restructuring of the metallized operations.

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

Sales and Costs of Products Sold

	Nine months ended September 30
In thousands	2020	2019	Change
Net sales	$681,216	$696,701	$(15,485)
Costs of products sold	574,100	585,563	(11,463)
Gross profit	$107,116	$111,138	$(4,022)
Gross profit as a percent of Net sales	15.7%	16.0%

The following table sets forth the contribution to consolidated net sales by each segment:

	Nine months ended September 30
Percent of Total	2020	2019
Segment
Composite Fibers	56.8%	55.8%
Airlaid Materials	43.2	44.2
Total	100.0%	100.0%

Net sales totaled $681.2 million and $696.7 million in the first nine months of 2020 and 2019, respectively. On a constant currency basis, Composite Fibers’ and Airlaid Material’s net sales decreased 0.5% and 4.5%, respectively.

Composite Fibers’ net sales decreased $1.7 million or 0.5%, compared to the first nine months of 2019, primarily due to $7.6 million of lower average selling prices partially offset by a more favorable mix of products sold.

Composite Fibers’ operating income in the first nine months of 2020 totaled $37.1 million and was $1.6 million, or 4.5%, higher than the same period of 2019. The improved results were driven by a $9.0 million benefit from lower prices for wood pulp and energy partially offset by lower selling prices in certain product categories. Improved operations contributed $0.7 million reflecting the impact of cost control initiatives.

GLATFELTER

Form 10-Q

The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart:

Airlaid Materials’ net sales decreased $13.8 million, or 4.5%, in the year-over-year comparison driven by $12.8 million of lower selling prices. Shipping volumes were essentially unchanged as strong shipments of home care, food pads and wipes products offset significantly lower tabletop products as restaurants globally were closed or operated at reduced capacity due to the pandemic. Lower selling prices primarily reflects contractual pass-through arrangements.

Airlaid Materials’ operating income for the first nine months of 2020 totaled $37.2 million, which was 16.4% higher than the comparable period a year ago. Higher shipping volumes contributed $2.0 million of additional earnings while lower average selling prices due to raw material pass-through provisions were more than offset by lower raw material and energy prices, adding net $0.7 million of profit. Operations were $1.4 million favorable, mainly driven by efficient production and disciplined cost control. The primary drivers are summarized in the following chart:

Other and Unallocated The amount of “Other and Unallocated” operating expense in our table of Segment Financial Information totaled $38.9 million in the first nine months of 2020 compared with $26.1 million in the first nine months of 2019. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the comparison decreased $0.4 million.

GLATFELTER

Form 10-Q

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

Income taxes  During the first nine months of 2020, income from continuing operations totaled $20.4 million and income tax expense totaled $8.8 million. The income tax expense in the first nine months of 2020 includes the impact of nondeductible excise tax totaling $8.2 million partially offset by a $5.0 million benefit recorded in connection with passage of the CARES Act. This Act, which was signed into law on March 27, 2020, modified the “net operating loss” provisions of previous law to allow certain losses to be carried back five years. These amounts are excluded from net income when arriving at adjusted earnings. We are in the process of evaluating additional tax refund opportunities arising under CARES.

On adjusted pre-tax income of $45.8 million, income tax expense was $18.1 million in the first nine months of 2020. The comparable amounts in the same period of 2019 were $36.5 million $11.0 million, respectively. The effective tax rate on adjusted earnings was 39.5% in the first nine months of 2020.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our Euro denominated revenue exceeds Euro expenses by an estimated €140 million. For the first nine months of 2020, the average currency exchange rate was 1.14 dollar/euro compared with 1.12 in the same period of 2019. With respect to the British Pound Sterling, Canadian Dollar, and Philippine Peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the Euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first nine months of 2020.

In thousands	Nine months ended September 30, 2020
Favorable (unfavorable)
Net sales	$300
Costs of products sold	694
SG&A expenses	61
Income taxes and other	167
Net income	$1,222

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2020 were the same as 2019. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Discontinued Operations We completed the sale of our Specialty Papers business on October 31, 2018. Its results of operations are reported as discontinued operations for all periods presented. There was an immaterial amount of activity in results of discontinued operations for the first nine months of 2020. For the first nine months 2019, we reported income from discontinued operations of $3.8 million primarily relating to adjustments for post-closing working capital, pension and the reversal of tax reserves associated with the closure of tax matters, and other items in connection with the sale of Specialty Papers.

GLATFELTER

Form 10-Q

Three months ended September 30, 2020 versus the three months ended September 30, 2019

Overview For the third quarter of 2020, we reported income from continuing operations of $6.5 million, or $0.15 per share compared with $8.6 million, or $0.19 per share in the third quarter of 2019. On an adjusted basis earnings from continuing operations for the third quarter of 2020 was $7.0 million, or $0.16 per share compared with $9.7 million, or $0.22 per share, for the same period a year ago. The following table sets forth summarized results of operations:

	Three months ended September 30
In thousands, except per share	2020	2019
Net sales	$233,473	$232,515
Gross profit	38,251	38,021
Operating income	14,029	14,535
Continuing operations
Income	6,527	8,643
Earnings per share	0.15	0.19
Discontinued operations
Income from discontinued operations	—	3,581
Earnings per share	—	0.09
Net income	6,527	12,224
Earnings per share	$0.15	$0.28

The following table sets forth the reconciliation of net income (loss) to adjusted earnings for the three months ended September 30, 2020 and 2019:

	Three months ended September 30
	2020		2019
In thousands, except per share	Amount	EPS	Amount	EPS
Net income	$6,527	$0.15	$12,224	$0.28
Exclude: Income from discontinued operations	—	—	(3,581)	(0.09)
Income from continuing operations	6,527	0.15	8,643	0.19
Adjustments (pre-tax)
Restructuring charge - Metallized operations	57		—
Cost optimization actions	1,270		1,736
Corporate headquarters relocation	610		—
Pension settlement expenses, net	389		—
COVID 19 - incremental costs	586		—
Strategic initiatives	843		—
Timberland sales and related costs	(412)		(233)
Total adjustments (pre-tax)	3,343		1,503
Income taxes (1)	(375)		(415)
CARES Act of 2020 tax benefit (2)	(2,454)		—
Total after-tax adjustments	514	0.01	1,088	0.02
Adjusted earnings	$7,041	$0.16	$9,731	$0.22

(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated.
(2)	Tax benefit recorded in connection with passage of CARES related to provisions that modified the “net operating loss” provisions of previous law to allow certain losses to be carried back five years.

GLATFELTER

Form 10-Q

Segment Financial Performance

Three months ended September 30					Other and
Dollars in thousands	Composite Fibers		Airlaid Materials		Unallocated		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$132,419	$127,704	$101,054	$104,811	$—	$—	$233,473	$232,515
Cost of products sold	112,031	106,024	83,699	88,442	(508)	28	195,222	194,494
Gross profit (loss)	20,388	21,680	17,355	16,369	508	(28)	38,251	38,021
SG&A	9,924	10,551	4,438	4,774	10,273	8,396	24,635	23,721
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(413)	(235)	(413)	(235)
Total operating income (loss)	10,464	11,129	12,917	11,595	(9,352)	(8,189)	14,029	14,535
Non-operating expense	—	—	—	—	(3,888)	(2,751)	(3,888)	(2,751)
Income (loss) before income taxes	$10,464	$11,129	$12,917	$11,595	$(13,240)	$(10,940)	$10,141	$11,784
Supplementary Data
Net tons sold (thousands)	35,009	33,394	34,752	35,907	—	—	69,761	69,301
Depreciation, depletion and amortization	$6,755	$6,445	$5,674	$5,285	$1,273	$864	$13,702	$12,594
Capital expenditures	3,060	3,995	2,791	2,869	2,303	520	8,154	7,384

The sum of individual amounts set forth above may not agree to the condensed consolidated financial statements included herein due to rounding

Sales and Costs of Products Sold

	Three months ended September 30
In thousands	2020	2019	Change
Net sales	$233,473	$232,515	$958
Costs of products sold	195,222	194,494	728
Gross profit	$38,251	$38,021	$230
Gross profit as a percent of Net sales	16.4%	16.4%

The following table sets forth the contribution to consolidated net sales by each segment:

	Three months ended September 30
Percent of Total	2020	2019
Segment
Composite Fibers	56.7%	54.9%
Airlaid Materials	43.3	45.1
Total	100.0%	100.0%

Net sales totaled $233.5 million and $232.5 million in the third quarters of 2020 and 2019, respectively. On a constant currency basis, Composite Fibers’ and Airlaid Materials’ net sales decreased by 0.5% and 6.4%, respectively.

Composite Fibers’ net sales increased $4.7 million or 3.7%, compared to the year-ago quarter driven by higher shipments in the wallcover, technical specialty, and food and beverage product categories and favorable currency translation of $5.3 million. These increases were partially offset by lower selling prices of $3.0 million as well as lower metallized shipments following our exit of the more commoditized parts of this business at our Gernsbach, Germany facility earlier in 2020.

Composite Fibers’ operating income of $10.5 million was $0.7 million lower, or approximately 6% unfavorable, compared to the third quarter of 2019. Higher shipping volumes in most product categories improved operating profit by $0.3 million. A benefit of $2.0 million from lower input prices, primarily wood pulp, was offset by a $3.0 million impact from lower selling prices. Improved operations and strong cost control actions were offset by machine downtime previously planned to manage inventory. The primary drivers are summarized in the following chart:

GLATFELTER

Form 10-Q

Airlaid Materials’ net sales decreased $3.8 million in the year-over-year comparison. Shipping volumes for the segment were lower by 3.2% on a year-over-year basis due to continued softer demand for tabletop products as restaurants globally continued to operate at dramatically limited capacity. This shortfall in demand was mostly offset by strong orders for home care, feminine hygiene and wipes products. Selling prices were $3.5 million lower due to contractual cost pass-through arrangements but mostly offset by favorable currency translation of $2.9 million.

Airlaid Materials’ third quarter 2020 operating income of $12.9 million was $1.3 million favorable, or approximately 11% higher, when compared to the third quarter of 2019. Improved sales mix favorably impacted results by $0.4 million, while price declines due to contractual raw material pass-through provisions outpaced lower raw material and energy prices, reducing operating profit by a net $0.4 million. Efficient operations complemented by disciplined cost control favorably impacted results by $0.1 million and a more favorable foreign exchange environment benefited results by $1.2 million. The primary drivers are summarized in the following chart:

Other and Unallocated The amount of “Other and Unallocated” operating expense in our table of Segment Financial Performance totaled $9.4 million in the third quarter of 2020 compared with $8.2 million in the third quarter of 2019. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the third quarter of 2020 decreased $0.5 million compared to the third quarter of 2019 primarily.

Income Taxes In the third quarter of 2020, income from continuing operations totaled $10.1 million and income tax expense totaled $3.6 million. On adjusted pre-tax income of $13.5 million, income tax expense was $6.4 million in the third quarter of 2020. The comparable amounts in the same quarter of 2019 were $13.3 million and $3.6 million, respectively. The effective tax rate on adjusted earnings was 48% in the third quarter of 2020.

GLATFELTER

Form 10-Q

Foreign Currency For the three months ended September 30, 2020, the average currency exchange rate was 1.17 dollar/euro compared with 1.11 in the same period of 2019. The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the third quarter of 2020.

In thousands	Three months ended September 30, 2020
Favorable (unfavorable)
Net sales	$8,219
Costs of products sold	(6,338)
SG&A expenses	(580)
Income taxes and other	(226)
Net income	$1,075

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

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant expenditures for new or enhanced equipment, to support our research and development efforts, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Nine months ended September 30
In thousands	2020	2019
Cash, cash equivalents and restricted cash at the beginning of period	$126,201	$142,685
Cash used by
Operating activities	24,539	15,594
Investing activities	(19,178)	(18,791)
Financing activities	(60,963)	(62,678)
Effect of exchange rate changes on cash	2,361	(1,794)
Change in cash and cash equivalents from discontinued operations	(1,108)	(17,970)
Net cash used	(54,349)	(85,639)
Cash, cash equivalents and restricted cash at the end of period	71,852	57,046
Less: restricted cash in Prepaid and other current assets	(2,000)	—
Less: restricted cash in Other assets	(10,611)	—
Cash and cash equivalents at the end of period	$59,241	$57,046

At September 30, 2020, we had $59.2 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Unremitted earnings of our foreign subsidiaries as of January 1, 2018 and forward are deemed to be indefinitely reinvested and therefore no U.S. tax liability is reflected in the accompanying condensed consolidated financial statements. Approximately 89% of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes.

Cash provided by operating activities in the first nine months of 2020 totaled $24.5 million compared with $15.6 million in the same period a year ago. The improvement in operating cash flow reflects an $8.8 million increase in earnings before interest, taxes, depreciation and amortization partially offset by increased working capital. The increase in the use of working capital for accounts payable was largely offset by a reduction in inventory. In addition, the benefit of lower cash paid for the Fox River matter in the period to period comparison was partially offset by cash used for restructuring activities, excise taxes on the pension asset reversion and strategic initiatives in 2020. Cash used for interest payments declined $4.5 million in the year-over-year comparison reflecting savings from our debt refinancing in early 2019.

Net cash used by investing activities was essentially unchanged in the year-over-year comparison. Capital expenditures totaled $20.2 million and $18.0 million for the nine months ended September 30, 2020 and 2019, respectively, and are expected to be $28 million to $30 million for the full year 2020.

GLATFELTER

Form 10-Q

Net cash used by financing activities totaled $61.0 million in the first nine months of 2020 compared with $62.7 million in the same period of 2019. The decrease in cash used by financing activities primarily reflects the net impact of the use of $6.1 million for term loan repayments, offset by lower repayment of borrowings under our revolving credit facility in the comparison and the use in 2019 of $2.1 million of cash for debt issuance costs.

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

The 2019 Facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 4.0x provided that such ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of September 30, 2020, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 2.4x, within the limits set forth in our credit agreement. As part of our proactive management of potential risks presented by the COVID-19 pandemic we assessed our liquidity position in a number of more severe scenarios projecting potential implications of the economic crises. We believe the strength of our balance sheet and our production of engineered materials essential to the global response effort provides adequate financial flexibility in this challenging time. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The following table sets forth our outstanding long-term indebtedness:

	September 30	December 31
In thousands	2020	2019
Revolving credit facility, due Feb. 2024	$62,052	$84,255
Term loan, due Feb. 2024	241,478	240,969
2.40% Term Loan, due Jun. 2022	2,927	4,012
2.05% Term Loan, due Mar. 2023	15,623	19,487
1.30% Term Loan, due Jun. 2023	4,600	5,617
1.55% Term Loan, due Sep. 2025	7,174	7,915
Total long-term debt	333,854	362,255
Less current portion	(23,908)	(22,940)
Unamortized deferred issuance costs	(1,962)	(2,396)
Long-term debt, net of current portion	$307,984	$336,919

Financing activities include cash used for common stock dividends. In both the first nine months of 2020 and 2019, we used $17.5 million and $17.2million, respectively, of cash for dividends on our common stock. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments. In the second quarter of 2020, the Board approved a 3.8% increase in the quarterly dividend beginning August 2020.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.

At September 30, 2020, we had ample liquidity consisting of $59.2 million of cash on hand and $135.7 million of capacity under our revolving credit facility. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt.

Off-Balance-Sheet Arrangements As of September 30, 2020 and December 31, 2019, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

GLATFELTER

Form 10-Q

CRITICAL ACCOUNTING ESTIMATE We perform assessments for potential impairment of the carrying value of goodwill for our reporting units and a non-amortizing tradename intangible asset related to the 2013 Dresden acquisition. During the second quarter of 2020, driven by lower forecasted revenue of wallcover material as a result of the COVID-19 pandemic and the associated economic instability in Russia and Ukraine, we recorded a non-cash impairment charge of $0.9 million related to the Dresden trade name, reducing its non-amortizing intangible value to $3.4 million.

As a result of our annual assessment of the carrying value of goodwill completed in the third quarter, we concluded the estimated fair value of each reporting unit’s goodwill exceeded its carrying value. Although we determined that Composite Fibers’ goodwill was not impaired, the estimated fair value of the Composite Fibers reporting unit exceeded its carrying value by less than 10%. Any prolonged or further downturns due to COVID-19 in our Composite Fibers’ markets, particularly in wallcover materials, or other negative revisions to key assumptions such as our weighted average cost of capital, may require us to perform additional impairment analysis that could result in a non-cash goodwill impairment charge. As of September 30, 2020, we had approximately $77 million of goodwill related to Composite Fibers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					September 30, 2020
In thousands, except percentages	2020	2021	2022	2023	2024	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At variable interest rates	$298,700	$290,651	$277,772	$264,893	$51,690	$303,530	$303,530
At fixed interest rates – Term Loans	28,944	22,051	11,273	3,791	1,793	30,324	30,749
						$333,854	$334,279
Weighted-average interest rate
On variable rate debt	1.50%	1.50%	1.50%	1.50%	1.50%
On fixed rate debt – Term Loans	1.85%	1.82%	1.73%	1.58%	1.55%

Interest rate swap
Pay fixed/received variable (notional)	€180,000	€180,000	€180,000	—	—
Rate paid	0.0395%	0.0395%	0.0395%	—	—
Rate received	—	—	—	—	—

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of September 30, 2020. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At September 30, 2020, we had $331.9 million of long-term debt, net of unamortized debt issuance costs, of which 91.5% was at variable interest rates. After giving effect to the interest rate swap agreement, approximately 27.4% of our debt was at variable interest rates. The fixed rate Term Loans and the variable rate debt are all euro-based borrowings and thus the value of which is also subject to currency risk. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on one-month EURIBOR, but in no event less than zero, plus the applicable margin. At September 30, 2020, the weighted average EURIBOR on our outstanding debt was (0.55)%. Accordingly, the interest rate paid was equal to the margin, or 1.50%. A hypothetical 100 basis point increase in the interest rate on variable rate debt would increase annual interest expense by $0.4 million. In the event rates are lower, interest expense would be unchanged.

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

GLATFELTER

Form 10-Q

estimated €140 million. With respect to the British Pound Sterling, Canadian Dollar, and Philippine Peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the Euro. As a result, particularly with respect to the Euro, we are exposed to changes in currency exchange rates and such changes could be significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended September 30, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

GLATFELTER

Form 10-Q

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated.

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Samuel L. Hillard, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of Samuel L. Hillard, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.

101.INS	Inline XBRL Instance Document - – the instance document does not appear in the Interactive Data file because its iXBRL tags are embedded within the Inline XBRL document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, filed herewith.

101.CAL	XBRL Extension Calculation Linkbase, filed herewith.

101.DEF	XBRL Extension Definition Linkbase, filed herewith.

101.LAB	XBRL Extension Label Linkbase, filed herewith.

101.PRE	XBRL Extension Presentation Linkbase, filed herewith.

104	The cover page of this Quarterly Report on Form 10-Q has been formatted in Inline XBRL.

GLATFELTER

Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Glatfelter Corporation (Registrant)

November 9, 2020

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

GLATFELTER

Form 10-Q