Form 10-K
period 2020-12-31
Glatfelter Corp
filed 2021-02-25
CIK 41719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☑ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Small reporting company ☐ Emerging Growth Company

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑.

Based on the closing price as of June 30, 2020, the aggregate market value of the Common Stock of the Registrant held by non‑affiliates was $691.3 million.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Common Stock outstanding on February 18, 2021 totaled 44,367,836 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 6, 2021 are incorporated by reference into Part III.

GLATFELTER CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Year Ended

DECEMBER 31, 2020

PART I

Glatfelter Corporation makes regular filings with the Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These filings are available, free of charge, on our website, www.glatfelter.com, and the SEC’s website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request to Investor Relations at (717) 225-2746, ir@glatfelter.com, or by mail to Investor Relations, 4350 Congress Street, Suite 600, Charlotte, NC 28209. In this filing, unless the context indicates otherwise, the terms “we,” “our,” “us,” “the Company,” or “Glatfelter” refer to Glatfelter Corporation and subsidiaries.

The following discussion of our Business sets forth an update of the material developments since our most recent full discussion included in Item 1 – “Business” of our 2019 Annual Report on Form 10-K filed with the SEC on February 26, 2020.

ITEM 1	BUSINESS

Overview   Glatfelter is a leading global supplier of engineered materials.  Our high-quality, innovative, and customizable solutions are found in tea and single-serve coffee filtration, personal hygiene as well as in many diverse packaging, home improvement and industrial applications. Our annual net sales approximate $916 million with customers in over 100 countries. We own and operate eleven manufacturing facilities located in the United States, Canada, Germany, France, the United Kingdom, and the Philippines. Our facilities have a combined production capacity of approximately 298,000 metric tons of composite fibers and airlaid materials used in a wide array of applications. In addition, we operate sales and distribution offices in Russia, Italy, China, and the United States.

Glatfelter has undergone a strategic transformation focused on becoming a leading engineered materials company accelerating growth through innovation and sustainability. The transformation includes unlocking value through the realignment of our product portfolio, investing in strategic growth opportunities, delivering shareholder distributions, and creating financial capacity for strategic flexibility. Our portfolio now consists of leading positions serving markets growing at or above gross domestic product rates, a predictable cash flow profile, and significantly improved adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”).

We manage our business and make investment decisions under a functional operating model with two distinct reporting segments: Composite Fibers and Airlaid Materials. These segments serve growing global customers and markets providing innovative and customizable solutions, ultimately delivering high-quality engineered materials. As a leading global supplier of engineered materials for consumer and industrial applications, we partner with leading consumer product companies and other market leaders to provide innovative solutions delivering outstanding performance to meet market requirements. Over the past several years, we have divested non-strategic assets and made investments to increase production capacity and improve our technical capabilities to ensure we are best positioned to serve the market demands and grow our sales. We are committed to growing with our key markets and will make appropriate investments to support our customers and satisfy market demands.

On January 5, 2021, we signed a definitive agreement to purchase Georgia-Pacific's U.S. nonwovens business ("G-P”) for $175 million. This business includes the Mount Holly, NC manufacturing facility with annual production capacity of approximately 37,000 metric tons and an R&D center and pilot line for nonwovens product development in Memphis, TN. G-P had annual net sales of approximately $100 million. The acquisition is subject to customary closing conditions, including receipt of required regulatory clearances. Additional information related to this pending acquisition is set forth in Item 8 – Financial Statements and Supplementary Data- Note 3 – “Acquisitions.”

GLATFELTER 2020 FORM 10-K	1

Our strategy focuses on~~:~~

Expanding our engineered materials business	•Investing in organic growth and strategic acquisitions to expand capabilities and broaden scale •Driving innovation and growth by leveraging market-leading capabilities and focusing on sustainability
Driving continuous improvement and cost optimization initiatives	•Achieving more consistent operational excellence across the Company through robust continuous improvement •Managing cost structure to increase margins and improve cash flow
Maintaining a healthy balance sheet and financial flexibility	•Applying a disciplined capital spending mindset •Funding organic and inorganic growth opportunities •Delivering shareholder distributions

Segments Consolidated net sales and the relative net sales contribution of each of our two segments for the past three years are summarized below:

Dollars in thousands	2020	2019	2018
Net sales	$916,498	$927,673	$866,286
Operating segment contribution
Composite Fibers	57.3%	56.2%	64.1%
Airlaid Materials	42.7	43.8	35.9
Total	100.0%	100.0%	100.0%

Net tons sold by each segment for the past three years were as follows:

Metric tons	2020	2019	2018
Composite Fibers	134,758	133,473	143,777
Airlaid Materials	136,661	137,595	104,774
Total	271,419	271,068	248,551

COMPOSITE FIBERS   Our Composite Fibers segment, with annual net sales of approximately $525.1 million, processes specialty long fibers, primarily from natural sources such as abaca, and other materials to create premium value-added products in the following categories:

•	Food & Beverage filtration material primarily used for single-serve coffee and tea products;
•	Wallcover base materials used by the world’s largest wallpaper manufacturers;
•

Technical Specialties consists of a diverse line of specialty engineered products used in commercial and industrial applications such as electrical energy storage, home, hygiene, and other highly-engineered fiber-based applications;

•	Composite Laminates decorative laminate solutions used in furniture, and household and commercial flooring, and other applications; and
•	Metallized products used in labels, packaging liners, gift wrap, and other consumer product applications.

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

This segment’s net sales composition by categories is set forth in Item 8 – Financial Statements and Supplementary Data- Note 8 – “Revenue.”

Composite Fibers is comprised of five paper making facilities (Germany (3), France and England), a metallizing operation (Wales) and a pulp mill (the Philippines). The combined attributes of the facilities are summarized as follows (in metric tons):

Production Capacity	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM

145,000 lightweight and other paper	Abaca pulp	14,900
	Wood pulp	86,000
	Synthetic fiber	20,500
15,700 metallized	Base stock	13,350
15,000 abaca pulp	Abaca fiber	23,700

Composite Fibers’ lightweight products are produced using highly specialized inclined wire paper machine technology.

The primary raw materials used in the production of our lightweight materials are softwood pulps, abaca pulp, and other specialty fibers. Enough quantities of abaca pulp and its source material, abaca fiber, are important to support growth in this segment. Abaca pulp, a specialized pulp with limited sources of availability globally, is produced by our Philippine pulp mill, providing a unique advantage to our Composite Fibers segment. As the supply of abaca fiber becomes constrained or when production demands exceed the capacity of the Philippines mill, alternative sources and/or substitute fibers are used to meet customer demands.

In addition to critical raw materials, Composite Fibers’ production cost is influenced by the price of electricity and natural gas. In 2020, Composite Fibers purchased approximately 77% of its electricity needs, the cost of which is influenced by the natural gas markets. In addition, the segment generates all the steam used in production by burning natural gas.

In Composite Fibers’ markets, competition is product line specific as the necessity for technical expertise and specialized manufacturing equipment limits the number of companies offering multiple product lines. The following chart summarizes key competitors by market segment:

Market segment	Competitor
Single serve coffee & tea	Ahlstrom, Purico, Miquel y Costas and Zhejiang Kan
Wallcovering	Mayak & Technocell JV, Neu Kaliss, Goznak, Kämmerer and Ahlstrom
Technical specialties	Nippon Kodoshi Corp ("NKK"), Kan Kyo Technology, Burrows and Suominen Oyj
Composite laminates	Schweitzer-Maudit, Purico, Miquel y Costas, MB Papeles Especiales and Oi Feng
Metallized	AR Metallizing, Torras Papel Novelis, Vaassen, Galileo Nanotech, and Wenzhou Protec Vacuum Metallizing Co.

Our strategy in Composite Fibers is focused on:

•	leveraging innovation resources to drive plastic free applications, and new product and new business development;
•	optimizing our asset utilization and product portfolio while capitalizing on growing global markets in beverage filtration, electrical storage and consumer products trends;
•	maximize continuous improvement methodologies to increase productivity, reduce costs and expand capacity; and
•	ensuring readily available access to specialized raw material requirements or suitable alternatives to support projected growth.

GLATFELTER 2020 FORM 10-K	3

AIRLAID MATERIALS   Airlaid Materials, with annual net sales of approximately $391.4 million, is a leading global supplier of highly absorbent and engineered cellulose-based airlaid nonwoven materials, primarily used to manufacture consumer products for growing global end-user markets. Our products are composed of all-natural fluff pulp, which is sustainable by design. The categories served by Airlaid Materials include:

•	feminine hygiene and other hygiene products;
•	specialty wipes;
•	tabletop;
•	home care;
•	adult incontinence; and
•	other consumer and industrial products.

Airlaid Materials’ customers are industry leading consumer product companies as well as private label converters. We believe this business holds a leading position in the majority of the markets it serves. Airlaid Materials has developed long-term customer relationships through superior quality, customer service, and a reputation for quickly bringing product and process innovations to market.

This segment’s net sales composition by categories is set forth in Item 8 – Financial Statements and Supplementary Data- Note 8 – “Revenue. “

The feminine hygiene category accounted for 52% and 51% of Airlaid Material’s net sales in 2020 and 2019, respectively. Most feminine hygiene sales are to a group of large, leading global consumer products companies. We believe these markets are growth oriented due to population growth in certain geographic regions and changing consumer preferences. In developing regions, demand is also influenced by increases in disposable income and cultural preferences.

Airlaid Materials operates state-of-the-art facilities in Falkenhagen and Steinfurt, Germany, Gatineau, Canada and Fort Smith, Arkansas.

Airlaid Materials’ four facilities operate with the following combined attributes (in metric tons):

Airlaid Production Capacity (metric tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
153,000	Fluff pulp	122,000

Key raw material used in the airlaid production process other than fluff pulp include synthetic fibers, super absorbent polymers, and latex. The cost to produce is influenced by the cost of critical raw materials and energy prices. Airlaid Materials purchases substantially all the electricity and natural gas used in its operations. Approximately 74% of this segment’s net sales in 2020 was earned under contracts whose selling price is influenced by pass-through provisions directly related to the cost of certain key raw materials.

Airlaid Materials continues to be a technology and product innovation leader in technically demanding segments of the markets it serves. Its airlaid material production employs multi-bonded and thermal-bonded airlaid technologies as opposed to other methods such as hydrogen-bonding. We believe that its facilities are among the most modern and flexible airlaid facilities in the world, allowing it to produce at industry leading operating rates. Its proprietary single-lane festooning technology provides converting and product packaging capabilities which supports efficiency in the customers converting processes. Airlaid Materials’ in-house technical expertise combined with significant capital investment requirements and rigorous customer expectations creates large barriers to entry for new competitors.

The following summarizes Airlaid Materials’ key competitors:

Market segment	Competitor
Hygiene and other absorbent products	Fitesa, McAirlaid's GmbH, Domtar, Georgia-Pacific
Tabletop	Georgia-Pacific, SharpCell, Rexcell AB, Ascutec
Wipes	Jacob Holm, Suominen Oyj, Georgia-Pacific, Kimberly Clark

The global markets served by Airlaid Materials are characterized by attractive growth opportunities. To take advantage of this, our strategy is focused on:

•	maintaining and expanding relationships with customers that are market-leading consumer product companies as well as companies converting and distributing through private label arrangements;
•	capitalizing on our product and process innovation capabilities, including developing plastic-free technologies;

•	expanding geographic reach of markets served;
•	optimizing the use of existing production capacity; and
•	employing continuous improvement methodologies and initiatives to reduce costs, improve efficiencies and create additional capacity.

Concentration of Customers   Approximately 16% of our consolidated net sales in each of the past three years was from sales to Procter & Gamble Company, a customer in the Airlaid Materials segment.

Capital Expenditures   Our business requires expenditures for equipment enhancements to support growth strategies, research and development initiatives, and for normal upgrades or replacements. Most recently, we incurred significant expenditures for Airlaid Materials’ capacity expansion project completed in early 2018. Capital expenditures totaled $28.1 million, $27.8 million and $42.1 million in 2020, 2019 and 2018, respectively. Capital expenditures in 2021 are estimated to total between approximately $38 million and $42 million.

Government Regulations   We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. These regulations include, among others, limits on air emissions and water use and discharges by our facilities throughout the world. Glatfelter is committed to operating responsibly and addressing the concerns and needs of our stakeholders. At various times, we have incurred costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.

Human Capital Our business is guided by our Board of Directors and a diverse management team comprised of leaders with extensive business and industry experience. Additional information on our leadership team is set forth within this Form 10-K under the caption “Executive Officers.” As of December 31, 2020, we employed 2,415 people worldwide, the substantial majority of whom are skilled personnel responsible for the production and commercialization of our Composite Fibers and Airlaid Materials products. Our facilities are a continuous flow manufacturing operation with approximately 79% of our employees represented by local works councils or trade unions in Europe, the United Kingdom, Canada, and the Philippines.

The daily work of Glatfelter employees is rooted in the Company’s longstanding Code of Business Conduct and Core Values of Integrity, Financial Discipline, Mutual Respect, Customer focus, Environmental Responsibility and Social Responsibility.

Employee Health and Safety We have a well-established safety management system and ongoing employee wellness programs. The health and safety of our employees and their families have remained a top priority, and we have been diligently taking the necessary measures to protect them. This includes expanded safety, hygiene, and communication protocols throughout our facilities in response to the COVID-19 pandemic.

We view health and safety as everyone’s responsibility and involve all employees at every level of the organization in our programs. Glatfelter facilities are striving to be “injury free every day” through implementation of our Global Health & Safety Protocol, regulatory compliance, site-specific safety plans, safety resources and training, ongoing risk assessment and a safety auditing program. We track multiple safety metrics, including total case incident rate (“TCIR”), to encourage and ensure continuous improvement and mitigation of potential safety risks. In recent years, our TCIR has consistently ranked in the top quartile of safety performance in our industry.

Talent Attraction, Retention and Development  Our employees make essential contributions to our success and ability to drive growth and innovation. Even as the organization has undertaken substantial change in recent years, our vision and Core Values remain the center of our steadfast compliant culture. We are always working to enhance our human resources programs by implementing and integrating enterprise-level processes for talent attraction, career development and training. Creating a best-in-class, globally consistent process for these employee experiences has become even more important as part of our strategic transformation and the move of our corporate headquarters to Charlotte, North Carolina.

Glatfelter supports its team by providing fair wages, competitive salaries, comprehensive benefits, diverse wellness programs and other benefits to help enhance the lives of our employees. We regularly review our employee offerings to ensure we are positioned to attract and retain world-class talent.

Employee Training Training and professional growth are central to developing our workforce and driving long-term success for our organization. Global training encompasses a variety of programs, from apprenticeships and machine-specific skill development, grant-funded partnerships, Lean Six Sigma principles training, leadership development and compliance training. To ensure we continue to have the necessary resources with skills necessary to support the production of increasingly sophisticated engineered materials, we invest in the development of skills necessary to operate our machinery including operational apprenticeship programs in many of our global locations.

GLATFELTER 2020 FORM 10-K	5

Diversity and Inclusion We are a global company that encourages and embraces different cultures and backgrounds. Our employees, including our management team, are diverse – as our facilities hire locally for leadership positions, as well as salaried and production positions at all levels. We strive to create an inclusive culture and provide opportunities for people of all backgrounds to share their unique viewpoints and contribute to our success. The global nature of our business helps drive our inclusive corporate environment, as we regularly collaborate with colleagues who have different backgrounds, ethnicities and world views.

We are committed to ensuring our Company is diverse and inclusive place to work, while also strengthening the communities in which we live.

Other Available Information  The Corporate Governance page of our website includes our Governance Principles, Code of Business Conduct, and biographies of our Board of Directors and Executive Officers. In addition, the website includes charters of the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors. The Corporate Governance page also includes the Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter, our “whistle-blower” policy and other related material. We satisfy the disclosure requirement for any future amendments to, or waivers from, our Code of Business Conduct or Code of Business Ethics for the CEO and Senior Financial Officers by posting such information on our website. We will provide a copy of these documents, without charge, to any person who requests one by contacting Investor Relations at (717) 225-2746, ir@glatfelter.com or by mail to 4350 Congress Street, Suite 600, Charlotte, NC, 28209.

ITEM 1A	RISK FACTORS

Our business and financial performance may be adversely affected by a weak global economic environment or downturns in the target markets that we serve.

Adverse global economic conditions could impact our target markets resulting in decreased demand for our products. Our results could be adversely affected if economic conditions weaken. Also, there may be periods during which demand for our products is insufficient to enable us to operate our production facilities at full capacity and in an economical manner which may force us to take machine downtime to curtail production to match demand.

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

In the event economic activity continues to be adversely impacted, or the impact intensifies, due to the spread of COVID-19 or due to actions to control the spread, we could be forced to curtail operations further due to reduced customer demand, compliance with government mandates or the inability to adequately staff production facilities due to a widespread or sustained outbreak of COVID-19 at one or more of our facilities. In addition, our global supply chain could be disrupted, demand for our products, or the prices the products are sold, could be adversely impacted if economic conditions in the target markets that we serve remain weak or weaken further. We also could face potential legal actions that could arise due to our operations during the pandemic. This economic environment may also cause customer insolvencies which may result in their inability to satisfy their financial obligations to us. The conditions are beyond our control and may have a significant impact on our sales and results of operations.

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

Approximately 55% of our net sales in 2020 was from shipments to customers in Europe, the demand for which is dependent on economic conditions in this area, or to the extent such customers do business outside of Europe, in other regions of the world. Uncertain economic conditions in this region may cause weakness in demand for our products as well as volatility in our customers buying patterns.

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

Our Philippine mill purchases abaca fiber to produce abaca pulp, a key material used to manufacture paper for single-serve coffee, tea, and technical specialty products at Composite Fibers’ facilities. At certain times, the supply of abaca fiber has been constrained or the quality diminished due to factors such as weather-related damage to the source crop as well as decisions by landowners to produce alternative crops in lieu of those used to produce abaca fiber. These factors have contributed to volatility in fiber prices or limited available supply.

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

A significant proportion of our net sale and earnings is generated from operations outside of the United States. In addition, we own and operate manufacturing facilities in Canada, Germany, France, the United Kingdom, and the Philippines. A significant portion of our business is transacted in currencies other than the U.S. dollar including the euro, British pound, Canadian dollar, and Philippine peso, among others. Our euro denominated net sales exceeds euro expenses by an estimated €150 million. With respect to the British pound, Canadian dollar, and Philippine peso, we have greater outflows than inflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant.

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

In the event of significant currency weakening in the countries into which our products are sold, demand for our products, pricing of our products, or a customer’s ability to satisfy obligations to us, could be adversely impacted.

Approximately $79 million of our net sales in 2020 was earned from customers located in Ukraine and Russia. Uncertain geo-political conditions, this region’s economic environment and volatile currencies may cause demand for our products to be volatile and cause abrupt changes in our customers buying patterns.

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

GLATFELTER 2020 FORM 10-K	7

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

Airlaid Materials generates a substantial portion of its net sales from one customer serving the hygiene products market, the loss of which could have a material adverse effect on our results of operations.

Airlaid Materials’ derives approximately 52% of its net sales from sales to the feminine hygiene market. In addition, one customer accounted for 39% of this segment’s sales, and the balance is concentrated with a small group of large customers. The loss of the large customer or a decline in sales of hygiene products could have a material adverse effect on this business’s operating results. Our ability to effectively compete could be affected by technological production alternatives which could provide substitute products into this market segment. Customers in the airlaid nonwoven fabric material market, including the hygiene market, may also switch to less expensive products, change preferences or otherwise reduce demand for Airlaid Materials’ products, thus reducing the size of the markets in which it currently sells its products. Any of the foregoing could have a material adverse effect on our financial performance and business prospects.

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

Our pulp mill in Lanao del Norte on the Island of Mindanao in the Republic of the Philippines is located along the Pacific Rim, one of the world’s hazard belts. By virtue of its geographic location, this mill is subject to similar types of natural disasters discussed above, cyclones, typhoons, and volcanic activity. Moreover, the area of Lanao del Norte has been a target of suspected terrorist activities. Our pulp mill in Mindanao is located in a rural portion of the island and is susceptible to attacks and/or power interruptions. The Mindanao mill supplies the abaca pulp used by Composite Fibers to manufacture paper for single serve coffee and tea products and certain technical specialties products. Any interruption, loss, or extended curtailment of operations at our Mindanao mill could affect our ability to meet customer demands for our products and materially affect our operating results and financial condition.

We have operations in a potentially politically and economically unstable location.

Our pulp mill in the Philippines is located in a region that is unstable and subject to political unrest. As discussed above, our Philippine pulp mill produces abaca pulp, a significant raw material used by Composite Fibers and is currently our main source of abaca pulp. There are limited suitable alternative sources of readily available abaca pulp in the world. In the event of a disruption in supply from our Philippine mill, there is no guarantee that we could obtain adequate amounts of abaca pulp, if at all, from alternative sources at a reasonable price. Further, there is no assurance the performance of such alternative materials will satisfy customer performance requirements. As a consequence, any civil disturbance, unrest, political instability, or other event that causes a disruption in supply could limit the availability of abaca pulp and would increase our cost of obtaining abaca pulp. Such occurrences could adversely impact our sales volumes, net sales, and operating results.

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

We are subject to cyber-security risks related to unauthorized or malicious access to sensitive customer, vendor, company, or employee information as well as to the technology that supports our operations and other business processes.

Our business operations rely upon secure systems for mill operations, and data capture, processing, storage, and reporting. Although we maintain appropriate data security and controls, our information technology systems, and those of our third-party providers, could become subject to cyberattacks. Systems such as ours are inherently exposed to cyber-security risks and potential attacks. The result of such attacks could result in a breach of data security and controls. Such a breach of our network, systems, applications or data could result in operational disruptions or damage or information misappropriation including, but not limited to, interruption to systems availability, denial of access to and misuse of applications required by our customers to conduct business with us, denial of access to the applications we use to plan our operations, procure materials, manufacture and ship products and account for orders, theft of intellectual knowhow and trade secrets, and inappropriate disclosure of confidential company, employee, customer or vendor information, could stem from such incidents.

Any of these operational disruptions and/or misappropriation of information could adversely affect our results of operations, create negative publicity, and could have a material effect on our business.

GLATFELTER 2020 FORM 10-K	9

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

We own substantially all the land and buildings comprising our manufacturing facilities located in Arkansas; Canada; the United Kingdom; Germany; France; and the Philippines; as well as substantially all of the equipment used in our manufacturing and related operations. Certain of our operations are under lease arrangements including our metallized paper production facility located in Caerphilly, Wales, office and various warehouse space in the United States, Canada, Europe, Russia, China and our corporate offices in Charlotte, NC and York, PA. All our properties, other than those that are leased, are free from any material liens or encumbrances. We consider all our buildings to be in good structural condition and well maintained and our properties to be suitable and adequate for present operations.

ITEM 3	LEGAL PROCEEDINGS

We are involved in various lawsuits that we consider to be ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be predicted with certainty; however, we do not expect such lawsuits, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, liquidity, or results of operations.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers and other senior management members of February 24, 2021

Name	Age	Office with the Company
Dante C. Parrini	56	Chairman and Chief Executive Officer
Christopher W. Astley	48	Senior Vice President, Chief Commercial Officer
Samuel L. Hillard	39	Senior Vice President, Chief Financial Officer
Wolfgang Laures	51	Senior Vice President, Integrated Global Supply Chain & Information Technology
Eileen L. Beck	58	Vice President, Human Resources and Administration
David C. Elder	52	Vice President, Finance and Chief Accounting Officer
Jill L. Urey	54	Vice President, Deputy General Counsel & Corporate Secretary

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

Wolfgang Laures is our Senior Vice President, Integrated Global Supply Chain and Information Technology. He joined us in September 2019 with responsibility for our global supply chain and in July 2020 assumed additional leadership of Information Technology for Glatfelter. Prior to joining us, Mr. Laures served as Executive Vice President, Global Supply Chain and Digital Transformation from 2014 to 2019 for Perstorp Group, a private equity-owned specialty chemicals innovator. Prior to joining Perstorp, he held supply chain and operations-related roles at Avery Dennison, McKinsey & Company and Procter & Gamble.

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

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable

GLATFELTER 2020 FORM 10-K	11

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “GLT”

Our Board of Directors declared quarterly cash dividends of $0.135 per common share in beginning with the second quarter of 2020 and declared a $0.13 per share dividend in the first quarter of 2020 and each of the four quarters of 2019.

As of February 16, 2021, we had 902 shareholders of record.

STOCK PERFORMANCE GRAPH

The following stock performance graph compares the cumulative 5-year total return of our common stock with the cumulative total returns of both a broad market index and a peer group. We compare our stock performance to the S&P Small Cap 600 index and to the S&P Small Cap 600 Paper Products index comprised of us, Clearwater Paper Corp., Neenah, Inc., and Schweitzer-Mauduit International.

The following graph assumes $100 was invested in our common stock, in each index, and in the peer group (including reinvestment of dividends) on December 31, 2015 and charts the performance through December 31, 2020.

COMPARISON of 5 YEAR CUMULATIVE TOTAL RETURN

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Glatfelter
S&P Smallcap 600
S&P SmallCap 600 Paper Products

ITEM 6	SELECTED FINANCIAL DATA

As of or for the year ended December 31 Dollars in thousands, except per share	2020	2019	2018	2017	2016
Net sales	$916,498	$927,673	$866,286	$800,362	$761,216

Income (loss) from continuing operations	20,783	(25,211)	(14,625)	(5,612)	(14,177)
Income (loss) from discontinued operations	515	3,670	(177,156)	13,526	35,731
Net income (loss)	21,298	(21,541)	(191,781)	7,914	21,554

Earnings (loss) per share from continuing operations
Basic	$0.47	$(0.57)	$(0.01)	$(0.13)	$(0.33)
Diluted	0.47	(0.57)	(0.01)	(0.13)	(0.33)

Total assets	$1,286,881	$1,283,794	$1,339,754	$1,730,795	$1,521,259
Total debt	313,521	359,858	411,747	481,396	372,608
Shareholders’ equity	577,932	555,959	538,898	708,928	653,826

Cash dividends declared per common share	$0.535	$0.52	$0.52	$0.52	$0.50
Depreciation, depletion and amortization	56,600	50,820	47,525	42,078	39,287
Capital expenditures	28,136	27,765	42,129	80,783	61,162

Net tons sold	271,419	271,068	248,551	243,021	227,527
Number of employees	2,415	2,557	2,600	2,360	2,355

GLATFELTER 2020 FORM 10-K	13

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this annual report. Our discussion and analysis of 2020 compared to 2019 is included herein. For discussion and analysis of 2019 compared to 2018, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the United States Securities and Exchange Commission on February 26, 2020 and is incorporated herein by reference.

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
iii.

the impact of competition, changes in industry production capacity, including the construction of new facilities or new machines, the closing of facilities and incremental changes due to capital expenditures or productivity increases;

iv.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;
v.	geopolitical matters, including any impact to our operations from events in Russia, Ukraine and Philippines;
vi.	our ability to develop new, high value-added products;
vii.	changes in the price or availability of raw materials we use, particularly woodpulp, pulp substitutes, synthetic pulp, other specialty fibers and abaca fiber;
viii.	changes in energy-related prices and commodity raw materials with an energy component;
ix.	the impact of unplanned production interruption at our facilities or at any of our key suppliers;
x.	disruptions in production and/or increased costs due to labor disputes;
xi.	the gain or loss of significant customers and/or on-going viability of such customers;
xii.	the impact of war and terrorism;
xiii.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities or changes in pre-tax income and its impact on the valuation of deferred taxes;
xiv.	enactment of adverse state, federal or foreign tax or other legislation or changes in government legislation, policy or regulation; and
xv.	our ability to finance, consummate and integrate acquisitions.

Introduction  We manufacture a wide array of engineered materials and manage our company along two operating segments:

•

Composite Fibers with net sales of single-serve tea and coffee filtration papers, wallcovering base materials, composite laminate papers, technical specialties including substrates for electrical applications, and metallized products; and

•

Airlaid Materials with net sales of airlaid nonwoven fabric-like materials used in feminine hygiene products, adult incontinence products, tabletop, specialty wipes, home care products and other airlaid applications.

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

The COVID-19 pandemic and the actions undertaken throughout the world in an attempt to contain the virus have had an unprecedented and significant adverse impact on global economies in terms of reduced GDP, increased unemployment, and insolvencies in a variety of industries and markets. As a result, we have experienced and may continue to experience weaker demand for certain of our products due to the effects of the pandemic, and there may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner which may force us to take machine downtime to curtail production to match demand.

Our financial performance and results of operations have been impacted by the weaker economic conditions related to the pandemic as demand for wallcover products were significantly weaker particularly during the second quarter of 2020, although shipping volumes increased significantly during the second half of 2020. In addition, demand for tabletop products has been significantly adversely impacted by the pandemic and the effect on venues, such as restaurants, which use tabletop products. The majority of our other product portfolios is considered to be “essential” consumer staples. We believe demand for certain of our products, such as Composite Fibers’ food & beverage filtration products and Airlaid Materials’ personal hygiene and wipes, will remain strong. To date, we have successfully maintained our global supply chain securing critical raw materials with minimal disruptions or incremental costs and the demand for substantially all products has been stable as our customers continued to serve critical products to end-user consumers.

As disclosed in Item 1A – Risk Factors to this Annual Report, approximately $79 million of our net sales in 2020 was earned from customers located in Ukraine, Russia, and members of the Commonwealth of Independent States. The large majority of our net sales from this region consists of wallcover base material. During the second quarter of 2020, our wallcover net sales were significantly impacted by temporary suspension of operations of many of our customers due to government orders related to the pandemic. Although our customers have resumed operations and demand for our wallcover products returned to more normalized levels, if the governmental authorities reimplement actions to fight any resurgence of COVID-19 in these regions, or if economic hardships continue, sales to some of our customers, such as wallpaper printers, may be adversely impacted. In addition, as authorities instituted restrictions limiting business operations, social distancing and other health and safety measures, restaurants and similar venues globally were forced to significantly curtail or close their businesses. As a result, tabletop volumes in our Airlaid Materials segment were significantly lower in 2020.

The health and safety of our employees and their families are a top priority, and we remain committed to taking all the necessary measures to protect them. We have instituted appropriate new safety, hygiene, and communication protocols throughout our facilities to ensure we maintain our ability to produce product. Accordingly, we continue to proactively work to identify and mitigate risks to safeguard the continuity of our business. We believe we are well positioned from a liquidity and leverage perspective following the successful restructuring and cost optimization initiatives in 2019 and 2020 and the debt refinancing in 2019. As a result, we believe we are able to supply our customers high-quality engineered materials necessary to manufacture a variety of essential and life-sustaining consumer staples including wipes, health and hygiene products, and food and beverage items during this challenging time.

GLATFELTER 2020 FORM 10-K	15

RESULTS OF OPERATIONS

2020 versus 2019

Overview For the year ended December 31, 2020 we reported income from continuing operations of $20.8 million, or $0.47 per share compared with a loss of $25.2 million, or $0.57 per share in 2019.

 The following table sets forth summarized GAAP-based consolidated results of operations:

	Year ended December 31
In thousands, except per share	2020	2019
Net sales	$916,498	$927,673
Gross profit	147,869	147,542
Operating income	49,156	54,635
Continuing operations
Income (loss)	20,783	(25,211)
Earnings (loss) per share	0.47	(0.57)
Discontinued operations
Income	515	3,670
Earnings per share	0.01	0.08
Net income (loss)	21,298	(21,541)
Earnings (loss) per share	$0.48	$(0.49)

We generated $109.0 million of cash from operations in 2020 compared with $102.8 million a year ago. The amount reported for 2019 includes $53.4 million of cash, before tax, available to us as a result of the pension plan termination and settlement of all liabilities. During 2020 and 2019, capital expenditures totaled $28.1 and $27.8 million, respectively.

The results presented above are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect a number of significant actions we undertook including cost optimization, the restructuring and consolidation of our metallized business, debt refinancing and termination and settlement of our qualified pension plan, among others. Excluding these items from reported results, adjusted earnings, a non-GAAP measure, was $37.4 million, or $0.84 per diluted share for 2020, compared with $33.2 million, or $0.75 per diluted share, a year ago. Operating income for our segments, Composite Fibers and Airlaid Materials, increased by $4.2 million, or 8.8%, and $5.2 million, or 12.6%, respectively. Although growth in aggregate shipping volumes was limited due to the COVID-19 pandemic, the segments’ results benefited from a favorable mix of products sold, efficient operations and disciplined cost control. In addition, interest expense, net declined $2.7 million reflecting the benefits of our debt refinancing in 2019.

Adjusted earnings consists of net income determined in accordance with GAAP adjusted to exclude the impact of the following:

Discontinued Operations. In connection with the sale of the Specialty Papers business, its results of operations, including the loss recorded in 2018 connection with the sale, are reported as discontinued operations for all periods presented. This adjustment reflects the net results of this discontinued operation.

Restructuring charge – Metallized operations. This adjustment represents the charges incurred in connection with the decision to restructure a portion of the Composite Fibers segment, primarily consisting of the consolidation of our metallizing operation from Gernsbach, Germany to Caerphilly, U.K. The adjustment includes a non-cash charge of $5.0 million associated with accelerated depreciation and the write-off of inventory and spare parts in addition to cash severance costs totaling $6.1 million.

Cost optimization actions. These adjustments reflect charges incurred in connection with initiatives to optimize the cost structure of the Company, including costs related to the organizational change to a functional operating model. The costs are primarily related to executive separations, other headcount reductions, professional fees, asset write-offs and certain contract termination costs. These adjustments, which have occurred at various times in the past, are irregular in timing and relate to specific identified programs to reduce or optimize the cost structure of a particular operating segment or the corporate function.

Corporate headquarters relocation. These adjustments reflect costs incurred in connection with the strategic relocation of the Company’s corporate headquarters to Charlotte, NC. The costs are primarily related to employee relocation costs and exit costs at the previous corporate headquarters.

Pension settlement expenses, net. This adjustment reflects expenses incurred in connection with the termination of the Company’s qualified pension plan in 2019 and the reversion of excess pension plan assets to the Company. In the fourth quarter of 2019, the Company incurred a $75.3 million pension settlement charge in connection with the termination of the plan. Since the pension plan was fully funded, the settlement of the pension obligations did not require the use of the Company’s cash, but instead was accomplished with plan assets. In connection with the reversion of excess pension plan assets in the second quarter of 2020, the Company incurred pension settlement expenses related to excise taxes, net of post settlement adjustments and certain related professional fees.

COVID-19 incremental costs. This adjustment represents incremental cash costs incurred directly related to the COVID-19 pandemic such as mill employee incentive payments, enhanced hygiene protocols, safety and supplies and professional fees primarily associated with the CARES Act benefit.

Asset Impairment Charge. This adjustment represents a non-cash charge recorded to reduce the carrying amount of a tradename intangible asset of the Dresden wallcover business due to the impact of the COVID 19 pandemic on the underlying forecasted revenue stream.

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

Timberland sales and related costs. These adjustments exclude gains from the sales of timberlands as these items are not considered to be part of our core business, ongoing results of operations or cash flows. These adjustments are irregular in timing and amount and may benefit our operating results.

Coronavirus Aid, Relief, and Economic Security (CARES) Act 2020. This adjustment reflects the tax benefit recognized as a result of the March 27, 2020 change in U.S. tax law which, among others, allows net operating losses to be carried back five years.

These adjustments are each unique and not considered to be on-going in nature. The transactions are irregular in timing and amount and may significantly impact our operating performance. As such, these items may not be indicative of our past or future performance and therefore are excluded for comparability purposes.

GLATFELTER 2020 FORM 10-K	17

Adjusted earnings and adjusted earnings per diluted share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP. The following table sets forth the reconciliation of net income to adjusted earnings for the years ended December 31, 2020 and 2019:

	Year ended December 31
	2020		2019
In thousands, except per share	Amount	EPS	Amount	EPS
Net income	$21,298	$0.48	$(21,541)	$(0.49)
Exclude: Income from discontinued operations	(515)	(0.01)	(3,670)	(0.08)
Income (loss) from continuing operations	20,783	0.47	(25,211)	(0.57)
Adjustments (pre-tax)
Restructuring charge - Metallized operations	11,111		—
Cost optimization actions	5,979		8,583
Corporate headquarters relocation	1,053		—
Pension settlement expenses, net	6,154		75,326
COVID 19 - incremental costs	2,715		—
Asset impairment charge	900		—
Airlaid capacity expansion costs	—		1,014
Debt refinancing	—		992
Strategic initiatives	1,567		249
Fox River environmental matter	—		(2,509)
Timberland sales and related costs	(1,382)		(1,572)
Total adjustments (pre-tax)	28,097		82,083
Income taxes (1)	(5,405)		(23,722)
CARES Act of 2020 tax benefit (2)	(6,082)		—
Total after-tax adjustments	16,610	0.37	58,361	1.32
Adjusted earnings	$37,393	$0.84	$33,150	$0.75

(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated and the related impact of valuation allowances.
(2)

Tax benefit recorded in connection with passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) related to provisions that modified the “net operating loss” provisions of previous law to allow certain losses to be carried back five years.

Segment Financial Performance

Year ended December 31					Other and
Dollars in thousands	Composite Fibers		Airlaid Materials		Unallocated		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$525,089	$521,666	$391,409	$406,007	$—	$—	$916,498	$927,673
Cost of products sold	430,420	432,154	326,809	346,568	11,400	1,409	768,629	780,131
Gross profit (loss)	94,669	89,512	64,600	59,439	(11,400)	(1,409)	147,869	147,542
SG&A	42,575	41,629	18,296	18,321	39,174	35,017	100,045	94,967
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(1,332)	(2,060)	(1,332)	(2,060)
Total operating income (loss)	52,094	47,883	46,304	41,118	(49,242)	(34,366)	49,156	54,635
Non-operating expense	—	—	—	—	(16,797)	(89,088)	(16,797)	(89,088)
Income (loss) before income taxes	$52,094	$47,883	$46,304	$41,118	$(66,039)	$(123,454)	$32,359	$(34,453)
Supplementary Data
Net tons sold (thousands)	134,758	133,473	136,661	137,595	—	—	271,419	271,068
Depreciation, depletion and amortization	$26,175	$26,153	$22,416	$21,136	$8,009	$3,531	$56,600	$50,820
Capital expenditures	13,262	11,972	9,311	13,667	5,563	2,126	28,136	27,765

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

Sales and Costs of Products Sold

	Year ended December 31
In thousands	2020	2019	Change
Net sales	$916,498	$927,673	$(11,175)
Costs of products sold	768,629	780,131	(11,502)
Gross profit	$147,869	$147,542	$327
Gross profit as a percent of Net sales	16.1%	15.9%

The following table sets forth the contribution to consolidated net sales by each segment:

	Year ended December 31
Percent of Total	2020	2019
Segment
Composite Fibers	57.3%	56.2%
Airlaid Materials	42.7	43.8
Total	100.0%	100.0%

Net sales on a consolidated basis totaled $916.5 million and $927.7 million in 2020 and 2019, respectively. The $11.2 million decrease was primarily driven by lower average selling prices partially offset by favorable currency translation. Shipping volumes increased 0.1%.

Composite Fibers’ net sales increased $3.4 million, or 0.7%, and totaled $525.1 million in 2020. The increase was primarily due to a more favorable mix of products sold and $7.1 million from favorable currency translation. Shipping volumes increased 1.0% and lower selling prices adversely impacted the comparison by $11.3 million.

GLATFELTER 2020 FORM 10-K	19

Composite Fibers’ operating income for the year ended December 31, 2020 increased $4.2 million to $52.1 million compared to a year ago. The segment’s results were favorably impacted by $10.4 million from lower raw material and energy prices, operational efficiencies, and volume/mix improvements. Currency was $0.9 million unfavorable compared to the prior year. The primary drivers are summarized in the following chart (in millions):

Airlaid Materials’ net sales totaled $391.4 million in 2020, a $14.6 million decrease in the year-over-year comparison driven by $13.7 million of lower selling prices. Shipping volumes declined slightly as the closure of restaurants globally due to the COVID-19 pandemic resulted in significantly lower tabletop volumes. This decline was partially offset by strong shipments of home care, food pads and wipes products. Lower selling prices primarily reflects contractual pass-through arrangements. Currency translation was favorable $4.4 million.

Airlaid Materials’ operating income totaled $46.3 million, an increase of $5.2 million, or 12.6% compared to a year ago. The increase was primarily due to lower raw material and energy costs partially offset by lower selling prices, primarily reflecting pass-through arrangements. Currency translation was favorable $2.0 million. The primary drivers are summarized in the following chart (in millions):

Other and Unallocated The amount of net operating expenses not allocated to an operating segment and reported as “Other and Unallocated” in our table of Segment Financial Performance, totaled $49.2 million for 2020 compared with $34.4 million in 2019. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the comparison declined $1.3 million primarily reflecting cost reduction initiatives, position elimination and less travel.

Gain on Sales of Plant, Equipment and Timberlands, net    During each of the past two years, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2020
Timberlands	461	$1,413	$1,381
Other	n/a	—	(49)
Total		$1,413	$1,332
2019
Timberlands	1,996	$1,705	$1,572
Other	n/a	493	488
Total		$2,198	$2,060

Income taxes For continuing operations for the year ended December 31, 2020, we recorded a $11.6 million income tax provision on a pretax income of $32.4 million. The comparable amounts for 2019 were a $9.2 million income tax benefit on a pretax loss of $34.5 million. The income tax expense in 2020 includes the impact of nondeductible excise tax totaling $8.3 million partially offset by a $6.1 million benefit recorded in connection with passage of the CARES Act. This Act, which was signed into law on March 27, 2020, modified the “net operating loss” provisions of previous law to allow certain losses to be carried back five years. These amounts are excluded from net income when arriving at adjusted earnings. The amounts for 2019 included a $23.1 million tax benefit recorded in connection with the $75.3 million pension settlement charge. In addition, income taxes in 2019 included a $3.0 million benefit due to the completion of tax audits and the release of certain state valuation allowances.

On adjusted pre-tax income of $60.5 million, income tax expense was $23.1 million in 2020. The comparable amounts in 2019 were $47.6 million and $14.0 million, respectively. The effective tax rate on adjusted earnings was 38.2% in the 2020 compared to 30.4% in 2019.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom, and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British pound sterling, and in the Philippines the functional currency is the peso. On an annual basis, our euro denominated net sales exceeds euro expenses by an estimated €150 million. For 2020 compared to 2019, the average currency exchange rate of the euro strengthened relative to the U.S. dollar by approximately 9.5% in the year over year comparison, and the British pound sterling to the dollar strengthened by approximately 2.3%. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the period indicated.

In thousands	Year ended December 31, 2020
Favorable (unfavorable)
Net sales	$11,467
Costs of products sold	(9,894)
SG&A expenses	(448)
Income taxes and other	(13)
Net income	$1,112

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2020 were the same as 2019, or “constant currency.” It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Discontinued Operations We completed the sale of our Specialty Papers business on October 31, 2018. Its results of operations are reported as discontinued operations for all periods presented. There was an immaterial amount of activity in results of discontinued operations for 2020. In 2019, we reported income from discontinued operations of $3.7 million

GLATFELTER 2020 FORM 10-K	21

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

LIQUIDITY AND CAPITAL RESOURCES

Our business requires expenditures for new or enhanced equipment, research and development efforts, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Year ended December 31
In thousands	2020	2019
Cash and cash equivalents at beginning of period	$126,201	$142,685
Cash provided (used) by
Operating activities	108,993	102,835
Investing activities	(26,773)	(27,113)
Financing activities	(100,306)	(72,774)
Effect of exchange rate changes on cash	5,163	(269)
Change in cash and cash equivalents from discontinued operations	(1,613)	(19,163)
Net cash used	(14,536)	(16,484)
Cash, cash equivalents and restricted cash at the end of period	111,665	126,201
Less: restricted cash in Prepaid and other current assets	(2,000)	—
Less: restricted cash in Other assets	(10,084)	—
Cash and cash equivalents at end of period	$99,581	$126,201

At December 31, 2020, we had $99.6 million in cash and cash equivalents (“cash”), of which approximately 86% was held by foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated without incurring a significant amount of additional taxes. In addition to cash, as of December 31, 2020, $175.2 million was available under our existing revolving credit agreement.

Cash provided by operating activities totaled $109.0 million in 2020 compared with $102.8 million a year ago, which included $53.4 million of cash received in connection with the termination of our overfunded qualified pension plan. The improvement in operating cash flow reflects a $12.9 million increase in EBITDA, adjusted to exclude items identified to determine adjusted earnings, $21.7 million from improved working capital usage, a $20.4 million tax refund associated with the CARES Act, and $17.2 million of lower cash used for the Fox River matter, partially offset by cash used for restructuring activities, excise taxes on the pension asset reversion and strategic initiatives in 2020. Cash used for interest payments declined $4.0 million in the comparison reflecting savings from our debt refinancing in early 2019.

Net cash used by investing activities decreased by $0.3 million in the year-over-year comparison. Capital expenditures totaled $28.1 million in 2020 compared with $27.8 million in 2019. Capital expenditures are expected to total between $38 million and $42 million in 2021.

Net cash used by financing activities totaled $100.3 million in 2020 compared with $72.8 million in 2019. The change in the year-to-year comparison primarily reflects reductions in amounts outstanding under our Revolving credit facility and term loan repayments.

The following table sets forth our outstanding long-term indebtedness:

	December 31
In thousands	2020	2019
Revolving credit facility, due Feb. 2024	$36,813	$84,255
Term loan, due Feb. 2024	249,715	240,969
2.40% Term Loan, due Jun. 2022	2,629	4,012
2.05% Term Loan, due Mar. 2023	14,737	19,487
1.30% Term Loan, due Jun. 2023	4,382	5,617
1.55% Term Loan, due Sep. 2025	7,143	7,915
Total long-term debt	315,419	362,255
Less current portion	(25,057)	(22,940)
Unamortized deferred issuance costs	(1,898)	(2,396)
Long-term debt, net of current portion	$288,464	$336,919

Our revolving credit facility due in February 2024, contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 4.0x at the end of 2020. As of December 31, 2020, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 1.8x, within the limits set forth in our credit agreement.

The table above sets forth our outstanding debt as of December 31, 2020. The significant terms of the debt instruments are more fully discussed in Item 8 - Financial Statements and Supplementary Data – Note 20 - “Long-Term Debt.” All term loans are denominated in euros and the balances reported are influenced by currency translation, the effect of which is mitigated by certain financial derivatives as discussed in Item 8 – Financial Statements and Supplementary Data – Note - 22 “Financial Derivatives and Hedging Activities.”

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

Financing activities includes cash used for common stock dividends. In 2020, we used $23.5 million of cash for dividends on our common stock compared with $22.9 million in 2019. In the second quarter of 2020, we increased the quarterly cash dividend by 3.85%. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.

As more fully discussed in Item 8 - Financial Statements and Supplementary Data – Note 24 – “Commitments, Contingencies and Legal Proceedings,” we are involved in the Lower Fox River in Wisconsin (the “Fox River”), an EPA Superfund site for which we remain potentially liable for certain government oversight and long-term monitoring and maintenance costs. Pursuant to a consent decree with certain government agencies entered into in January 2019, we paid $20.5 million for past government oversight costs. Although there remains some uncertainty as to the amount we may ultimately be required to spend, primarily for government oversight costs, the consent decree specifies the nature of our future obligations.

We expect to meet all our near and long-term cash needs, including the pending acquisition of Georgia-Pacific's U.S. nonwovens business for $175 million, from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt.

Off-Balance-Sheet Arrangements    As of December 31, 2020 and 2019, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the consolidated balance sheets included herein in Item 8 – Financial Statements and Supplementary Data.

Contractual Obligations    The following table sets forth contractual obligations as of December 31, 2020:

		Payments due during the year ending December 31,
In millions	Total	2021	2022 to 2023	2024 to 2025	2026 and beyond
Long-term debt (1)	$330	$30	$50	$250	$—
Operating leases (2)	16	5	5	2	4
Purchase obligations (3)	104	92	12	—	—
Other long term obligations (4), (5)	32	3	6	5	18
Total	$482	$130	$73	$257	$22

(1)

Represents contractual principal and interest payments due on long-term debt. The amounts include expected interest payments of $14 million over the term of the underlying debt instruments based contractual or, in the case of variable rate instruments, current market rates.

(2)	Represents agreements for the lease of production equipment, warehouse space, facilities, automobiles, and office space.
(3)	Represents open purchase orders and other obligations, primarily for raw material and energy supply contracts.
(4)	Primarily represents benefits estimated to be paid pursuant to retirement medical plans and nonqualified pension plans.
(5)

Since we are unable to reasonably estimate the timing of ultimate payment, the amounts set forth above do not include any payments that may be made related to uncertain tax positions, including potential interest, accounted for in accordance with ASC 740-10-20. As discussed in more detail in Item 8 – Financial Statements and Supplementary Data, Note 11 - “Income Taxes,” such amounts totaled $46 million at December 31, 2020.

GLATFELTER 2020 FORM 10-K	23

Critical Accounting Policies and Estimates   The preceding discussion and analysis of our consolidated financial position and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, pension and post-employment obligations, environmental liabilities, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following represent the most significant and subjective estimates used in the preparation of our consolidated financial statements.

Long- and indefinite-lived Assets    We evaluate the recoverability of our long- and indefinite-lived assets, including plant, equipment, timberlands, goodwill, and other intangible assets periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Goodwill and non-amortizing tradename intangible assets are reviewed for impairment annually, during the third quarter, or more frequently if impairment indicators are present. However, in 2020, as a result of potential impairment indicators related to the impact of the COVID-19 pandemic, we evaluated such assets as of the end of the second quarter and, in connection with our normal review cycle, in the third quarter. In addition, in order to align the evaluation process more closely with the timing change for our strategic planning cycle, we changed the timing of the annual evaluation to be completed in the fourth quarter. Accordingly, we completed an evaluation during the fourth quarter of 2020, and we concluded there was no impairment of goodwill or non-amortizing tradename intangible assets.

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

The following chart summarizes the more significant assumption used in the actuarial valuation of our defined-benefit plans for each of the past three years:

	2020	2019	2018
Pension plans
Weighted average discount rate
for benefit expense	2.70%	4.34%	3.85%
for benefit obligation	2.17%	2.70%	4.34%
Expected long-term rate of return on plan assets(1)	—	4.50%	7.25%
Rate of compensation increase	—	2.50%	3.00%
Post-employment medical
Weighted average discount rate
for benefit expense	3.11%	4.19%	3.68%
for benefit obligation	2.30%	3.11%	4.19%
Health care cost trend rate assumed for next year	5.30%	5.60%	5.90%
Ultimate cost trend rate	4.50%	4.50%	4.50%
Year that the ultimate cost trend rate is reached	2037	2037	2037

(1)	For 2019, the expected long-term rate of return on plan assets was reduced to 4.50% due, in part, to a change in the investment allocation of plan assets.

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Year Ended December 31					December 31, 2020
In thousands, except percentages	2021	2022	2023	2024	2025	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At variable interest rates	$276,404	$262,906	$249,408	$45,102	$—	$286,528	$286,528
At fixed interest rates – Term Loans	23,111	11,815	3,973	1,880	451	28,891	29,118
						$315,419	$315,646
Weighted-average interest rate
On variable rate debt	1.50%	1.50%	1.50%	1.50%	1.50%
On fixed rate debt – Term Loans	1.82%	1.73%	1.58%	1.55%	1.55%

Interest rate swap
Pay fixed/received variable (notional)	€180,000	€180,000	€180,000	—	—
Rate paid	0.0395%	0.0395%	0.0395%	—	—
Rate received	—	—	—	—	—

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of December 31, 2020. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At December 31, 2020, we had $313.5 million of long-term debt, net of deferred debt issuance costs. After giving effect to the interest rate swap agreement, approximately 19.7% of our debt was at variable interest rates. The fixed-rate Term Loans and the variable rate debt are all euro-based borrowings and thus the value of which is also subject to currency risk. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on one-month LIBOR plus a margin. At December 31, 2020, the contractual interest rate paid was 1.50%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.3 million.

GLATFELTER 2020 FORM 10-K	25

We entered into a €180 million notional value floating-to-fixed interest rate swap agreement. Under the terms of the swap, we will pay a fixed interest rate of the applicable margin determined in accordance with our revolving credit agreement plus 0.0395% on €180 million of the underlying variable rate term loan. We will receive the greater of 0.00% or EURIBOR. As of the end of 2020, EURIBOR was (0.545)%.

As part of our overall risk management practices, we enter into financial derivatives primarily designed to either i) hedge currency risks associated with forecasted transactions – “cash flow hedges”; or ii) mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and foreign currency denominated receivables and payables – “foreign currency hedges.” For a more complete discussion of this activity, refer to Item 8 – Financial Statements and Supplementary Data – Note 22 - “Financial Derivatives and Hedging Activities.”

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. On an annual basis, our euro denominated net sales is estimated to exceed euro expenses by approximately €150 million. With respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have greater outflows than inflows of these currencies, although to a lesser degree. As a result, particularly with respect to the euro, we are exposed to changes in currency exchange rates and such changes could be significant.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Glatfelter Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the chief executive and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

As of December 31, 2020, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has determined that the Company’s internal control over financial reporting as of December 31, 2020, is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

The Company’s internal control over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

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

GLATFELTER 2020 FORM 10-K	27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Glatfelter Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Glatfelter Corporation and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.

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

February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Glatfelter Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glatfelter Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill Valuation – Composite Fibers Reporting Unit — Refer to Notes 2 and 16 to the financial statements

Critical Audit Matter Description

The Company reviews goodwill for impairment at least annually or more frequently if impairment indicators are present. The fair value of goodwill is determined using a market approach and a discounted cash flow model. These approaches incorporate several assumptions, including estimates of future cash flows expected to be generated from the use of the underlying assets.  For Goodwill, impairment losses, if any, are recognized for the amount by which the carrying value of the reporting unit exceeds its fair value. The goodwill balance was $164.4 million as of December 31, 2020, of which $79.8 million was allocated to the Composite Fibers operating segment, which is also a reporting unit. The fair value of the Composite Fibers reporting unit exceeded its carrying value and, therefore, no impairment was recognized.

GLATFELTER 2020 FORM 10-K	29

Given the significant estimates and assumptions management makes to estimate the fair value of the Composite Fibers reporting unit and the sensitivity of the reporting unit’s operations to market conditions, such as the economic instability in Russia and Ukraine and the impact of the COVID-19 pandemic, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

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

February 25, 2021

We have served as the Company’s auditor since at least 1940; however, an earlier year could not be reliably determined.

GLATFELTER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year ended December 31
In thousands, except per share	2020	2019	2018
Net sales	$916,498	$927,673	$866,286
Costs of products sold	768,629	780,131	735,879
Gross profit	147,869	147,542	130,407
Selling, general and administrative expenses	100,045	94,967	111,721
Gains on dispositions of plant, equipment and timberlands, net	(1,332)	(2,060)	(3,256)
Operating income	49,156	54,635	21,942
Non-operating income (expense)
Interest expense	(7,022)	(10,408)	(15,609)
Interest income	399	1,123	559
Pension settlement	(6,154)	(75,326)	—
Other, net	(4,020)	(4,477)	383
Total non-operating expense	(16,797)	(89,088)	(14,667)
Income (loss) before income taxes	32,359	(34,453)	7,275
Income tax provision (benefit)	11,576	(9,242)	7,723
Income (loss) from continuing operations	20,783	(25,211)	(448)

Discontinued operations:
Income (loss) before income taxes	544	1,284	(207,242)
Income tax provision (benefit)	29	(2,386)	(30,086)
Income (loss) from discontinued operations	515	3,670	(177,156)
Net income (loss)	$21,298	$(21,541)	$(177,604)

Basic earnings (loss) per share
Income (loss) from continuing operations	$0.47	$(0.57)	$(0.01)
Income (loss) from discontinued operations	0.01	0.08	(4.05)
Basic earnings per share	$0.48	$(0.49)	$(4.06)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.47	$(0.57)	$(0.01)
Income (loss) from discontinued operations	0.01	0.08	(4.05)
Diluted earnings per share	$0.48	$(0.49)	$(4.06)

Weighted average shares outstanding
Basic	44,339	44,132	43,768
Diluted	44,614	44,132	43,768

The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER 2020 FORM 10-K	31

GLATFELTER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31
In thousands	2020	2019	2018

Net income (loss)	$21,298	$(21,541)	$(177,604)

Foreign currency translation adjustments	33,821	(6,724)	(27,783)
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $2,507, $(737), and $(2,353), respectively	(6,812)	2,117	6,291
Unrecognized retirement obligations, net of taxes of $158, $(22,927), and $(13,898), respectively	(7,766)	64,151	47,025
Other comprehensive income	19,243	59,544	25,533
Comprehensive income (loss)	$40,541	$38,003	$(152,071)

The accompanying notes are a n integral part of these consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
In thousands	2020	2019
Assets
Cash and cash equivalents	$99,581	$126,201
Accounts receivable (less allowance for doubtful accounts: 2020 - $2,093; 2019 - $1,682)	122,817	124,442
Inventories	196,230	190,415
Prepaid expenses and other current assets	34,297	36,274
Total current assets	452,925	477,332

Plant, equipment and timberlands, net	543,267	537,421
Goodwill	164,369	150,816
Intangible assets, net	81,835	83,735
Other assets	44,485	34,490

Total assets	$1,286,881	$1,283,794

Liabilities and Shareholders' Equity

Current portion of long-term debt	$25,057	$22,940
Accounts payable	127,505	130,039
Dividends payable	5,988	5,752
Environmental liabilities	3,700	9,000
Other current liabilities	71,093	62,772
Total current liabilities	233,343	230,503

Long-term debt	288,464	336,919
Deferred income taxes	77,131	76,374
Other long-term liabilities	110,011	84,039
Total liabilities	708,949	727,835

Commitments and contingencies	—	—

Shareholders’ equity

Common stock, $0.01 par value; authorized - 120,000,000; issued - 54,361,980 (including treasury shares: 2020 - 9,994,144; 2019 - 10,113,504)	544	544
Capital in excess of par value	63,261	59,900
Retained earnings	723,365	725,795
Accumulated other comprehensive loss	(58,653)	(77,896)
	728,517	708,343
Less cost of common stock in treasury	(150,585)	(152,384)
Total shareholders’ equity	577,932	555,959
Total liabilities and shareholders’ equity	$1,286,881	$1,283,794
The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER 2020 FORM 10-K	33

GLATFELTER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
In thousands	2020	2019	2018
Operating activities
Net income (loss)	$21,298	$(21,541)	$(177,604)
(Income) loss from discontinued operations, net of tax benefits	(515)	(3,670)	177,156

Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	56,600	50,820	47,525
Amortization of debt issue costs and original issue discount	590	1,672	1,159
Pension settlement charge	—	75,326	—
Asset impairment charge	900	—	—
Deferred income tax benefit	(2,071)	(22,971)	(7,704)
Gains on dispositions of plant, equipment and timberlands, net	(1,332)	(2,060)	(3,256)
Share-based compensation	5,655	3,583	6,288
Change in operating assets and liabilities
Accounts receivable	9,563	(5,473)	(621)
Inventories	6,860	(17,387)	(32,138)
Prepaid and other current assets	1,679	(2,833)	(3,372)
Accounts payable	(7,234)	10,337	13,774
Accruals and other current liabilities	12,143	(19,536)	(23,984)
Pension assets received	—	53,401	—
Other	4,857	3,167	(3,175)
Net cash provided (used) by operating activities	108,993	102,835	(5,952)
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(28,136)	(27,765)	(42,129)
Proceeds from disposals of plant, equipment and timberlands, net	1,413	2,198	3,462
Acquisition, net of cash acquired	—	(1,383)	(178,905)
Other investing	(50)	(163)	(68)
Net cash used by investing activities	(26,773)	(27,113)	(217,640)
Financing activities
Repayments of note offerings	—	(250,000)	—
Net repayments under revolving credit facility	(53,392)	(28,062)	(55,446)
Payments of borrowing costs	(39)	(2,204)	—
Proceeds from term loans	—	248,644	—
Repayment of term loans	(23,246)	(16,660)	(11,069)
Payments of dividends	(23,492)	(22,936)	(22,760)
Proceeds from government grants	358	—	—
Payments related to share-based compensation awards and other	(495)	(1,556)	(2,151)
Net cash used by financing activities	(100,306)	(72,774)	(91,426)
Effect of exchange rate changes on cash	5,163	(269)	(5,564)
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,923)	2,679	(320,582)
Change in cash and cash equivalents from discontinued operations	(1,613)	(19,163)	347,048
Cash, cash equivalents and restricted cash at the beginning of period	126,201	142,685	116,219
Cash, cash equivalents and restricted cash at the end of period	111,665	126,201	142,685
Less: restricted cash in Prepaid and other current assets	(2,000)	—	—
Less: restricted cash in Other assets	(10,084)	—	—
Cash and cash equivalents at the end of period	$99,581	$126,201	$142,685
Supplemental cash flow information
Cash paid (refunded) for:
Interest, net of amounts capitalized	$6,180	$10,208	$15,760
Income taxes, net	(9,993)	14,242	15,171

The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2020, 2019 and 2018

In thousands	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2018	$544	$62,594	$948,411	$(140,675)	$(161,946)	$708,928
Reclassification pursuant to ASU No. 2018-02			22,298	(22,298)		—
Net loss			(177,604)			(177,604)
Other comprehensive income				25,533		25,533
Comprehensive loss						(152,071)
Tax effect of exercise of stock awards		(7)				(7)
Cash dividends declared ($0.52 per share)			(22,800)			(22,800)
Share-based compensation expense		7,000				7,000
Delivery of treasury shares
RSUs and PSAs		(6,201)			4,575	(1,626)
Employee stock options exercised — net		(1,147)			621	(526)
Balance at December 31, 2018	544	62,239	770,305	(137,440)	(156,750)	538,898

Net loss			(21,541)			(21,541)
Other comprehensive income				59,544		59,544
Comprehensive income						38,003
Cash dividends declared ($0.52 per share)			(22,969)			(22,969)
Share-based compensation expense		3,583				3,583
Delivery of treasury shares
RSUs and PSAs		(3,625)			2,833	(792)
Employee stock options exercised — net		(2,297)			1,533	(764)
Balance at December 31, 2019	544	59,900	725,795	(77,896)	(152,384)	555,959

Net income			21,298			21,298
Other comprehensive income				19,243		19,243
Comprehensive income						40,541
Cash dividends declared ($0.535 per share)			(23,728)			(23,728)
Share-based compensation expense		5,655				5,655
Delivery of treasury shares
RSUs and PSAs		(2,077)			1,657	(420)
Employee stock options exercised — net		(217)			142	(75)
Balance at December 31, 2020	$544	$63,261	$723,365	$(58,653)	$(150,585)	$577,932

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER 2020 FORM 10-K	35

GLATFELTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Glatfelter Corporation and subsidiaries (“Glatfelter”) formerly known as P. H. Glatfelter Company and subsidiaries, is a leading global supplier of engineered materials. Our high-quality, innovative and customizable solutions are found in tea and single-serve coffee filtration, personal hygiene and packaging products as well as home improvement and industrial applications. We are headquartered in Charlotte, NC, and operate facilities in the United States, Canada, Germany, France, the United Kingdom, and the Philippines. We have sales and distribution offices in the U.S., Europe, Russia, Italy, China, and the United States. Our products are marketed worldwide, either directly to customers or through brokers and agents. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to Glatfelter Corporation and subsidiaries unless the context indicates otherwise.
2.	ACCOUNTING POLICIES

Principles of Consolidation    The consolidated financial statements include the accounts of Glatfelter and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Accounting Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies as of the balance sheet date and the reported amounts of net sales and expenses during the reporting period. Management believes the estimates and assumptions used in the preparation of these consolidated financial statements are reasonable, based upon currently available facts and known circumstances, but recognizes that actual results may differ from those estimates and assumptions.

Discontinued Operations The results of operations for the Specialty Papers business have been classified as discontinued operations for all periods presented in the consolidated statements of income (loss).

Cash and Cash Equivalents  We classify all highly liquid instruments with an original maturity of three months or less at the time of purchase as cash equivalents.

Inventories    Our inventories are stated at the lower of cost or market. Raw materials, in-process and finished goods inventories are valued principally using the average-cost method.

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

Goodwill and non-amortizing tradename intangible assets are reviewed for impairment annually, during the third quarter, or more frequently if impairment indicators are present. However, in 2020, as a result of potential impairment indicators related to the impact of the COVID-19 pandemic, we evaluated such assets as of the end of the second quarter and, in connection with our normal review cycle, in the third quarter. In addition, in order to align the evaluation process more closely with the timing change for our strategic planning cycle, we changed the timing of the annual evaluation to be completed in the fourth quarter. Accordingly, we completed an evaluation during the fourth quarter of 2020, and we concluded there was no impairment of goodwill or non-amortizing tradename intangible assets. We believe the change in our annual impairment testing date did not delay, accelerate, or avoid an impairment charge. We have determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively.

The fair value of our reporting units, which are also our operating segments, is determined using a market approach and a discounted cash flow model. The fair value of non-amortizing tradename intangible assets is determined using a discounted cash flow model. For goodwill, impairment losses, if any, are recognized for the amount by which the carrying value of the reporting unit exceeds its fair value. The carrying value of a reporting unit is defined using an enterprise premise which is generally determined by the difference between the unit’s assets and operating liabilities. With respect to non-amortizing tradenames, impairment losses, if any, are recognized for the amount by which the carrying value of the tradename exceeds its fair value. For additional information, refer to Note 6 – “Asset Impairment. “

Income Taxes    Income taxes are determined using the asset and liability method of accounting for income taxes in accordance with FASB ASC 740 Income Taxes (“ASC 740”). Under ASC 740, tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Tax credits and other incentives reduce tax expense in the year the credits are claimed. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported in deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. We establish a valuation allowance for deferred tax assets for which realization is not more likely than not.

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

Revenue Recognition    We recognize revenue, or net sales, in accordance with ASU No. 2014-09, Revenue from Contracts with Customers. Our revenue is earned primarily from the manufacture and sale of engineered materials (“product sales”). Revenue is earned pursuant to contracts, supply agreements and other arrangements with a wide variety of customers. Our performance obligation is to produce a specified product according to technical specifications and, in substantially all instances, to deliver the product. Revenue from product sales is earned at a point in time. We recognize revenue on product sales when we have satisfied our performance obligation and control of the product has passed to the customer thereby entitling us to payment. With respect to substantially all arrangements for product sales, this is deemed to occur when title transfers in accordance with specified shipping terms.

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

Refer to Note 8 – “Revenue” for additional information about the disaggregation of our net sales.

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

GLATFELTER 2020 FORM 10-K	37

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

The gain or loss on those derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows related to forecasted transactions is deferred and reported as a component of accumulated other comprehensive income (loss). Deferred gains or losses are reclassified to our results of operations at the time the hedged forecasted transaction is recorded in our results of operations. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. If the instrument matures, is de-designated, becomes ineffective or it becomes probable that the originally forecasted transaction will not occur, the related change in fair value of the derivative instrument is also reclassified from accumulated other comprehensive income (loss) and recognized in earnings.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update eliminates, clarifies, and modifies certain guidance related to the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, with early adoption permitted. We will adopt this standard in the first quarter of 2021, but do not expect this ASU will have a material impact on our financial statements.

3.	ACQUISITIONS

On January 5, 2021, we signed a definitive agreement to purchase Georgia-Pacific's U.S. nonwovens business ("G-P") for $175 million, subject to customary post-closing purchase price adjustments. This business includes the Mount Holly, NC manufacturing facility with annual production capacity of approximately 37,000 metric tons and an R&D center and pilot line for nonwovens product development in Memphis, TN. G-P had annual net sales of approximately $100 million in 2020. Upon completion of the acquisition, the acquired business will be operated as part of our Airlaid Materials reporting segment.

The proposed acquisition is subject to customary closing conditions, including receipt of required regulatory clearances. The acquisition will be financed through a combination of cash on hand and borrowings under our revolving credit facility.

We have not provided the additional disclosure requirements required under ASC No. 805 “Business Combinations” as it was deemed impractical to do so considering the transaction has not been completed.

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

Net sales and operating income of Steinfurt included in our consolidated results of operations for 2018 totaled $23.1 million and $2.4 million, respectively. The following table summarizes annual unaudited pro forma financial information as if the acquisition occurred as of January 1, 2018:

2018
In thousands, except per share	(unaudited)
Pro forma
Net sales	$937,043
Income from continuing operations	1,585
Income per share from continuing operations	0.04

During 2018, we incurred legal, professional, and advisory costs directly related to the Steinfurt acquisition totaling $5.1 million. For purposes of presenting the above pro forma financial information, such costs have been eliminated. All such costs are presented under the caption “Selling, general and administrative expenses” in the accompanying consolidated statements of income (loss).

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

GLATFELTER 2020 FORM 10-K	39

The following table sets forth a summary of discontinued operations included in the consolidated statements of income (loss):

	Year ended December 31
In thousands	2020	2019	2018
Net sales	$—	$—	$661,186
Energy and related sales, net	—	—	3,388
Total revenues	—	—	664,574
Costs of products sold	—	—	637,472
Gross profit	—	—	27,102
Selling, general and administrative expenses	(544)	109	32,465
(Gains) losses on dispositions of plant, equipment and timberlands, net	—	—	(423)
Operating income (loss)	544	(109)	(4,940)
Non-operating income (expense)
Interest expense	—	—	(6,942)
Other, net	—	1,393	(51,236)
Impairment charge	—	—	(144,124)
Income (loss) before income taxes	544	1,284	(207,242)
Income tax provision (benefit)	29	(2,386)	(30,086)
Income from discontinued operations	$515	$3,670	$(177,156)

The amounts presented above are derived from the segment reporting for Specialty Papers adjusted to include certain retirement benefit costs and to exclude corporate shared services costs which are required to remain in continuing operations. Interest expense was allocated to discontinued operations based on borrowings under the revolving credit facility required to be repaid with proceeds from the sale of Specialty Papers. The amount set forth above in 2020 under the caption “Selling, general and administrative expenses,” primarily represents the settlement of a sales and use tax audit. The amounts in 2018 under the caption “Other, net” include the recognition of a $54.0 million, pre-tax, curtailment and settlement charge for pension and other post-employment benefits related to the transfer and discontinuance of future service of Specialty Papers’ employees.

The following table sets forth a summary of cash flows from discontinued operations which is included in the consolidated statements of cash flows:

	Year ended December 31
In thousands	2020	2019	2018
Net cash (used) provided by operating activities	$(1,613)	$(10,942)	$38,803
Net cash (used) provided by investing activities	—	(8,221)	308,120
Net cash provided by financing activities	—	—	125
Change in cash and cash equivalents from discontinued operations	$(1,613)	$(19,163)	$347,048

5.	RESTRUCTURING

In the first quarter of 2020, we announced restructuring actions within the Composite Fibers operating segment. The actions primarily consisted of the consolidation of our metallizing operation from Gernsbach, Germany to our Caerphilly, U.K. site.

Year ended December 31
In thousands	2020
Severance and benefit continuation	$6,143
Accelerated depreciation	3,900
Inventory and spare parts	977
Other	91
Total	$11,111

The restructuring charge is recorded under the caption “Costs of product sold” in the accompanying consolidated statements of income for the year ended December 31, 2020. With the exception of the severance and benefit continuation amounts, all other amounts accrued represent accelerated non-cash asset write-downs. As of December 31, 2020, the accrued and unpaid restructuring charge totaled approximately $1.0 million. The severance and benefit continuation costs are generally expected to be paid out ratably over the next 6 months.
6.	ASSET IMPAIRMENT

During the second quarter of 2020, in connection with an assessment of potential impairment of indefinite lived intangible assets, we recorded a $0.9 million non-cash asset impairment charge related to a trade name intangible asset acquired in connection with our Composite Fibers segment’s 2013 Dresden acquisition. The charge was due to a change in the estimated fair value of the trade name, primarily driven by lower forecasted wallcover net sale associated with economic instability in Russia and Ukraine together with the impact of the COVID-19 pandemic on this business. The charge is recorded in the accompanying consolidated statements of income under the caption “Selling, general and administrative expenses.” The fair value of the asset was estimated using a discounted cash flow model (Level 3 fair value classification).
7.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

During 2020, 2019 and 2018, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2020
Timberlands	461	$1,413	$1,381
Other	n/a	—	(49)
Total		$1,413	$1,332
2019
Timberlands	1,996	$1,705	$1,572
Other	n/a	493	488
Total		$2,198	$2,060
2018
Timberlands	1,918	$3,414	$3,225
Other	n/a	48	31
Total		$3,462	$3,256

8.	REVENUE

The following tables set forth disaggregated information pertaining to our net sales from contracts with customers:

	Year ended December 31
In thousands	2020	2019	2018
Composite Fibers
Food & beverage	$285,665	$278,786	$279,515
Wallcovering	79,346	81,679	103,686
Technical specialties	84,320	79,535	81,281
Composite laminates	36,856	35,274	38,213
Metallized	38,902	46,392	52,174
	525,089	521,666	554,869
Airlaid Materials
Feminine hygiene	204,085	207,301	195,686
Specialty wipes	74,942	70,149	45,375
Tabletop	45,314	66,486	21,600
Home care	25,040	17,266	16,010
Adult incontinence	21,825	25,233	19,734
Other	20,203	19,572	13,012
	391,409	406,007	311,417
TOTAL	$916,498	$927,673	$866,286

GLATFELTER 2020 FORM 10-K	41

	Year ended December 31
In thousands	2020	2019	2018
Composite Fibers
Europe, Middle East and Africa	$315,881	$312,218	$354,978
Americas	128,385	132,845	113,546
Asia Pacific	80,823	76,603	86,345
	525,089	521,666	554,869

Airlaid Materials
Europe, Middle East and Africa	204,728	220,924	163,157
Americas	174,606	179,067	144,913
Asia Pacific	12,075	6,016	3,347
	391,409	406,007	311,417
TOTAL	$916,498	$927,673	$866,286

9.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings (loss) per share (EPS):

	Year ended December 31
In thousands, except per share	2020	2019	2018
Net income (loss)	$21,298	$(21,541)	$(177,604)

Weighted average common shares outstanding used in basic EPS	44,339	44,132	43,768
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	275	—	—
Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,614	44,132	43,768

Earnings (loss) per share
Continuing operations	$0.47	$(0.57)	$(0.01)
Discontinued operations	0.01	0.08	(4.05)

The following table sets forth the potential common shares outstanding for stock options that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	Year ended December 31
In thousands	2020	2019	2018
Potential common shares	1,082	1,233	1,379

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three years ended December 31, 2020, 2019 and 2018.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2020	$(76,346)	$4,316	$(7,253)	$1,387	$(77,896)
Other comprehensive income (loss) before reclassifications (net of tax)	33,821	(2,840)	(6,202)	(878)	23,901
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(3,972)	611	(1,297)	(4,658)
Net current period other comprehensive income (loss)	33,821	(6,812)	(5,591)	(2,175)	19,243
Balance at December 31, 2020	$(42,525)	$(2,496)	$(12,844)	$(788)	$(58,653)

Balance at January 1, 2019	$(69,622)	$2,199	$(71,431)	$1,414	$(137,440)
Other comprehensive income (loss) before reclassifications (net of tax)	(6,724)	6,800	8,730	826	9,632
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(4,683)	55,448	(853)	49,912
Net current period other comprehensive income (loss)	(6,724)	2,117	64,178	(27)	59,544
Balance at December 31, 2019	$(76,346)	$4,316	$(7,253)	$1,387	$(77,896)

Balance at January 1, 2018	$(41,839)	$(4,092)	$(98,295)	$3,551	$(140,675)
Amount reclassified for adoption of ASU No. 2018-02	—	—	(23,297)	999	(22,298)
Balance as adjusted at January 1, 2018	(41,839)	(4,092)	(121,592)	4,550	(162,973)
Other comprehensive income (loss) before reclassifications (net of tax)	(27,783)	2,641	(9,267)	2,979	(31,430)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	3,650	59,428	(6,115)	56,963
Net current period other comprehensive income (loss)	(27,783)	6,291	50,161	(3,136)	25,533
Balance at December 31, 2018	$(69,622)	$2,199	$(71,431)	$1,414	$(137,440)

GLATFELTER 2020 FORM 10-K	43

The following table sets forth the amounts reclassified from accumulated other comprehensive income (losses) for the years indicated.

	Year ended December 31
In thousands	2020	2019	2018
Description				Line Item in Statements of Income
Cash flow hedges (Note 19)
(Gains) losses on cash flow hedges	$(5,503)	$(6,468)	$5,020	Costs of products sold
Tax expense (benefit)	1,448	1,785	(1,370)	Income tax provision (benefit)
Net of tax	(4,055)	(4,683)	3,650

Loss on interest rate swaps	83	—	—	Interest expense
Tax expense	—	—	—	Income tax provision (benefit)
Net of tax	83	—	—
Total cash flow hedges	(3,972)	(4,683)	3,650
Retirement plan obligations (Note 13)
Amortization of defined benefit pension plan items
Prior service costs	48	216	39	Other, net
Actuarial losses	651	2,842	7,050	Other, net
Discontinued operations amortization of defined benefit pension plans	—	—	6,990	Discontinued operations
Pension curtailment and settlement	—	—	61,917	Discontinued operations
Pension settlement	—	75,326	—	Pension settlement
	699	78,384	75,996
Tax benefit	(88)	(22,936)	(16,568)	Income tax provision (benefit)
Net of tax	611	55,448	59,428
Amortization of defined benefit other plan items
Prior service costs	(463)	(10)	—	Other, net
Actuarial gains	(834)	(852)	(261)	Other, net
Discontinued operations amortization of defined benefit other plans	—	—	(575)	Discontinued operations
Other benefit plan settlement	—	—	(7,949)
	(1,297)	(862)	(8,785)
Tax expense	—	9	2,670	Income tax provision (benefit)
Net of tax	(1,297)	(853)	(6,115)
Total reclassifications, net of tax	$(4,658)	$49,912	$56,963

11.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision for (benefit from) income taxes from continuing operations consisted of the following:

	Year ended December 31
In thousands	2020	2019	2018
Current taxes
Federal	$(4,989)	$(419)	$—
State	166	134	442
Foreign	18,470	14,014	14,985
	13,647	13,729	15,427
Deferred taxes and other
Federal	540	(20,448)	(9,242)
State	(1,183)	(4,105)	251
Foreign	(1,428)	1,582	1,287
	(2,071)	(22,971)	(7,704)
Income tax provision (benefit)	$11,576	$(9,242)	$7,723

The following are the domestic and foreign components of pretax income (loss) from continuing operations:

	Year ended December 31
In thousands	2020	2019	2018
United States	$(35,696)	$(107,455)	$(59,264)
Foreign	68,055	73,002	66,539
Total pretax income (loss)	$32,359	$(34,453)	$7,275

The following table sets forth a reconciliation of the statutory federal income tax rate to our actual effective tax rate for continuing operations.

	Year ended December 31
	2020	2019	2018

Federal income tax provision at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	0.6	3.7	(15.9)
Foreign income tax rate differential	3.4	2.0	(18.9)
Tax effect of tax credits	(10.2)	8.2	1.3
Provision for (resolution of) tax matters	12.4	(8.0)	46.5
Rate changes due to enacted legislation	0.7	0.1	7.2
Effect of U.S. tax law change	(21.5)	—	(7.5)
Global Intangible Low-taxed Income	7.1	(9.4)	33.8
Stock-based compensation	1.4	(1.0)	10.0
Nondeductible officer's compensation	1.0	(0.7)	5.2
Valuation allowance	11.7	4.3	15.7
Pension termination, settlement and related	5.4	5.0	—
Other	2.8	1.6	7.8
Actual tax rate	35.8%	26.8%	106.2%

The effective income tax rate for the year ended December 31, 2020 was unfavorably impacted by operating losses in the US which generated no tax benefit, and $10.5 million of pension, restructuring, and other non-recurring costs for which no tax benefit was recorded, offset in part by $6.1 million recorded in connection with passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”). This Act, which was signed into law on March 27, 2020, modified the “net operating loss” provisions of previous law to allow losses arising in a taxable year beginning after December 31, 2017 and before January 1, 2021, to be carried back five years.

GLATFELTER 2020 FORM 10-K	45

The sources of deferred income taxes were as follows at December 31:

In thousands	2020	2019

Reserves	$685	$991
Environmental	4,481	5,696
Compensation	2,415	3,287
Pension	4,279	—
Post-retirement benefits	1,388	1,619
Research & development expenses	3,092	6,439
Inventories	—	(91)
Tax carryforwards	16,703	25,227
Other	5,714	1,117
Deferred tax assets	38,757	44,285
Valuation allowance	(23,305)	(28,485)
Net deferred tax assets	15,452	15,800
Property	(70,492)	(65,027)
Intangible assets	(18,808)	(19,355)
Pension	—	(6,198)
Other	(3,282)	(1,577)
Deferred tax liabilities	(92,582)	(92,157)
Net deferred tax liabilities	$(77,130)	$(76,357)

Non-current deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31
In thousands	2020	2019
Other assets	$1	$17
Deferred income taxes	77,131	76,374

At December 31, 2020 we had federal, state and foreign tax net operating loss (“NOL”) carryforwards of $10.0 million, $199.3 million and $3.6 million, respectively. These NOL carryforwards are available to offset future taxable income, if any. The federal NOL carryforward expires in 2037. The state NOL carryforwards expire at various times and in various amounts beginning in 2021. Certain foreign NOL carryforwards begin to expire after 2024.

The federal, state and foreign NOL carryforwards on the income tax returns filed included unrecognized tax benefits taken in prior years. The NOLs for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.

In addition, we had various federal tax credit carryforwards totaling $14.2 million which begin to expire after 2034 and state tax credit carryforwards totaling $3.4 million, which begin to expire in 2021.

As of December 31, 2020 and 2019, we had a valuation allowance of $23.3 million and $28.5 million, respectively, against net deferred tax assets, primarily due to uncertainty regarding the ability to utilize federal, state and foreign tax NOL carryforwards and certain state tax credits. In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of available evidence indicated it is more likely than not that the deferred tax assets will not be realized.

Tax credits and other incentives reduce tax expense in the year the credits are claimed. We recorded tax credits of $3.3 million, $2.8 million and $(0.1) million in 2020, 2019 and 2018, respectively, related to research and development credits.

At December 31, 2020 and 2019, unremitted earnings of subsidiaries outside the United States deemed to be indefinitely reinvested totaled $109 million and $62.0 million, respectively. Because the unremitted earnings of subsidiaries are deemed to be indefinitely reinvested as of December 31, 2020 and because we have no need for or plans to repatriate such earnings, no deferred tax liability has been recognized in our consolidated financial statements.

As of December 31, 2020, 2019 and 2018, we had $46.3 million, $30.5 million and $29.6 million of gross unrecognized tax benefits, respectively. As of December 31, 2020, if such benefits were to be recognized, approximately $35.8 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

In millions	2020	2019	2018
Balance at January 1	$30.5	$29.6	$26.9
Increases in tax positions for prior years	13.9	2.8	0.3
Decreases in tax positions for prior years	(0.1)	(2.9)	(1.0)
Acquisition related:
Purchase Accounting	—	—	0.3
Increases in tax positions for current year	4.4	4.6	4.0
Settlements	(1.1)	(0.3)	(0.2)
Lapse in statutes of limitation	(1.3)	(3.3)	(0.7)
Balance at December 31	$46.3	$30.5	$29.6

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress

United States
Federal	2014 - 2015; 2017 - 2020	N/A
State	2016 - 2020	2015 - 2018
Canada(1)	2013 - 2018; 2020	2019
Germany(1)	2016 - 2020	N/A
France	2018 - 2020	N/A
United Kingdom	2019 - 2020	N/A
Philippines	2019 - 2020	2018

(1)	Includes provincial or similar local jurisdictions, as applicable.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $6.1 million. The majority of this range relates to tax positions taken in Canada and the U.S.

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	As of or for the year ended December 31,
In millions	2020	2019	2018
Accrued interest payable	$1.8	$0.4	$1.1
Interest expense (income)	1.0	(0.7)	0.3
Penalties	—	—	—

GLATFELTER 2020 FORM 10-K	47

12.	STOCK-BASED COMPENSATION

Our Amended and Restated Long Term Incentive Plan (the “LTIP”) provides for the issuance of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. As of December 31, 2020, there were 1,899,527 shares of common stock available for future issuance under the LTIP.

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

The following table summarizes RSU and PSA activity during the past three years:

Units	2020	2019	2018
Balance at January 1,	896,463	756,786	929,386
Granted	400,854	600,820	435,542
Forfeited	(89,483)	(223,677)	(112,501)
Shares delivered	(136,182)	(237,466)	(495,641)
Balance at December 31,	1,071,652	896,463	756,786

	2020	2019	2018
Compensation expense	$5,655	$3,543	$5,971

The amount granted in 2020, 2019 and 2018 includes 171,150, 218,422 and 184,834 PSAs, respectively, exclusive of reinvested dividends. The weighted average grant date fair value per unit for awards in 2020, 2019 and 2018 was $16.65, $15.86 and $20.20, respectively. As of December 31, 2020, unrecognized compensation expense for outstanding RSUs and PSAs totaled $5.4 million. The weighted average remaining period over which the expense will be recognized is 1.6 years.

Stock Only Stock Appreciation Rights	The following table sets forth information related to outstanding SOSARS:

	2020		2019		2018
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	1,291,947	$20.05	2,334,742	$18.08	2,561,846	$17.87
Granted	—	—	—	—	—	—
Exercised	(58,460)	12.85	(596,360)	15.56	(158,545)	13.31
Canceled / forfeited	(151,074)	20.25	(446,435)	21.06	(68,559)	21.09
Outstanding at December 31,	1,082,413	$20.40	1,291,947	$20.05	2,334,742	$18.08
Exercisable at December 31,	1,082,413	20.40	1,291,947	20.05	2,134,297	18.13
Vested and expected to vest	1,082,413		1,291,947		2,334,742
Compensation expense (in thousands)	$—		$40		$317

Under terms of the SOSAR, the recipients receive the right to receive a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three-year period. No SOSARs were issued during any of the past three years. As of December 31, 2020, the intrinsic value of SOSARs vested and expected to vest totaled $0.1 million and the remaining weighted average contractual life of outstanding SOSARs was 3.5 years.

13.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

Prior to May 2019, we provided non-contributory retirement benefits under both funded and unfunded plans to all U.S. employees and to certain non-U.S. employees in Germany. As discussed in more detail below, we terminated our U.S. qualified pension plan effective June 30, 2019 and replaced the benefits with an enhanced 401(k) defined contribution plan. Participation and benefits under the plans were based upon the employees’ date of hire. U.S. benefits accrued under the terminated pension plan was based on a final average pay formula or cash balance formula for salaried employees.

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

As a result of terminating the qualified plan and settling the associated liabilities, as of December 31, 2019, $53.4 million of assets remained in the pension trust and was included in cash and cash equivalents in the accompanying consolidated balance sheet based on the nature of the underlying assets. In addition, during 2020 we received $2.3 million as post-settlement adjustment with the third party. After transferring $14.1 million to a suspense account to fund future 401(k) contributions and paying $8.3 million of excise taxes, approximately $33.3 million was available for general corporate purposes.

In December 2019, our Board of Directors approved the freezing of benefit accruals in the non-qualified pension plan for active participants effective December 31, 2019. As of January 1, 2020, each active participant’s frozen non-qualified pension benefit was transferred to a newly approved Deferred Compensation Plan non-qualified benefit plan and will earn interest credits going forward.

The Deferred Compensation Plan also provides for employer contributions and, beginning in 2021, the Plan may provide for elective employee deferrals. Under the Deferred Compensation Plan, participants are eligible to receive annual Company contributions that such participants would have received under our 401(k) Savings Plan but for certain limitations imposed by the Internal Revenue Code on 401(k) plan contributions (“Company Contributions”). Unless otherwise determined by the Compensation Committee, Company Contributions under the Deferred Compensation Plan will not exceed 7% of a participant’s annual eligible compensation that is in excess of the Internal Revenue Code compensation limit for 401(k) plans.

Non-U.S. benefits were based on average salary and years of service. We use a December 31-measurement date for all of our defined benefit plans.

As of December 31, 2020 and 2019, the remaining non-contributory pension plans are unfunded non-qualified plans.

We also provide certain health care benefits to eligible U.S.-based retired employees. Participation in the plan is closed to any salaried employees hired after December 31, 2006. These benefits include a comprehensive medical plan for retirees prior to age 65 and a fixed payment to certain retirees over age 65 to help defray the costs of Medicare. Claims are paid as reported.

In connection with the sale in 2018 of the Specialty Papers business the buyer assumed $210 million of pension liabilities for all employees active as of October 31, 2018, and we agreed to transfer pension assets of approximately $274 million. In addition, the buyers assumed $38 million of retiree healthcare liabilities related to employees active as of the October 31, 2018. We retained the pension retiree healthcare liabilities for all retired and deferred vested Specialty Paper employees.

GLATFELTER 2020 FORM 10-K	49

All information presented in the following tables represents amounts attributable to continuing operations.

	Pension Benefits		Other Benefits
In millions	2020	2019	2020	2019
Change in Benefit Obligation
Balance at beginning of year	$45.7	$332.2	$6.5	$9.2
Service cost	—	1.3	—	—
Interest cost	1.2	11.5	0.2	0.3
Benefits paid	(2.4)	(22.3)	(1.6)	(3.0)
Participant contributions	—	—	—	0.9
Plan amendments	—	(0.2)	—	—
Actuarial (gain)/loss	1.7	29.2	0.9	(0.3)
Special termination benefits	—	1.3	—	—
Curtailment	—	(1.9)	—	(0.6)
Settlement/transfer	—	(309.5)	—	—
Transfers from Discontinued Operations	—	4.3	—	—
Effect of currency rate changes	1.1	(0.2)	—	—
Balance at end of year	$47.3	$45.7	$6.0	$6.5

Change in Plan Assets
Fair value of plan assets at beginning of year	$53.4	$333.2	$—	$—
Reversion of excess plan assets	(53.4)	—	—	—
Actual return on plan assets	—	44.1	—	—
Total contributions	2.4	2.2	1.6	3.0
Benefits paid	(2.4)	(22.3)	(1.6)	(3.0)
Transfers from Discontinued Operations	—	5.7	—	—
Settlement/transfer	—	(309.5)	—	—
Fair value of plan assets at end of year	—	53.4	—	—
Funded status at end of year	$(47.3)	$7.7	$(6.0)	$(6.5)

Amounts presented under the caption “transfers from discontinued operations” represent the impact of employees changing their status from what was originally assumed for purposes of accounting for discontinued operations to the final determination in accordance with the sale agreement.

The fair value of plan assets as of December 31, 2019 consist entirely of the amounts discussed above and remaining in the qualified plan trust account. As of December 31, 2020, the non-qualified plans have an unfunded projected benefit obligation of $47.3 million.

Amounts recognized in the consolidated balance sheets consist of the following as of December 31:

	Pension Benefits		Other Benefits
In millions	2020	2019	2020	2019
Cash and cash equivalents	$—	$53.4	$—	$—
Current liabilities	(2.3)	(2.3)	(1.2)	(1.4)
Other long-term liabilities	(45.0)	(43.4)	(4.8)	(5.1)
Net amount recognized	$(47.3)	$7.7	$(6.0)	$(6.5)

The components of amounts recognized as “Accumulated other comprehensive income” consist of the following on a pre-tax basis:

	Pension Benefits		Other Benefits
In millions	2020	2019	2020	2019
Prior service credit (cost)	$(0.2)	$0.1	$0.1	$0.6
Net actuarial gain (loss)	(15.6)	4.2	(0.4)	1.4

The accumulated benefit obligation for all defined benefit pension plans was $47.3 million and $45.7 million at December 31, 2020 and 2019, respectively.

The weighted-average assumptions used in computing the benefit obligations above were as follows:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Discount rate – benefit obligation	2.17%	2.70%	2.30%	3.11%
Future compensation growth rate	—	—	—	—

The discount rates set forth above were estimated based on the modeling of expected cash flows for each of our benefit plans and selecting a portfolio of high-quality debt instruments with maturities matching the respective cash flows of each plan. The resulting discount rates as of December 31, 2020 ranged from 1.22% to 2.61% for pension plans and was 2.30% for the other benefit plans.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

In millions	2020	2019
Projected benefit obligation	$47.3	$45.7
Accumulated benefit obligation	47.3	45.7
Fair value of plan assets	—	—

Net periodic benefit (income) expense includes the following components:

	Year Ended December 31
In millions	2020	2019	2018
Pension Benefits
Service cost	$—	$1.3	$2.3
Interest cost	1.2	11.5	13.3
Expected return on plan assets	—	(13.7)	(21.1)
Amortization of prior service cost	—	0.2	—
Amortization of actuarial loss	0.7	2.8	7.1
Termination benefits	—	1.3	—
One-time settlement charge	—	75.3	—
Total net periodic benefit expense	$1.9	$78.7	$1.6

Other Benefits
Service cost	$—	$—	$0.1
Interest cost	0.2	0.3	0.5
Expected return on plan assets
Amortization of prior service credit	(0.5)	—	—
Amortization of actuarial loss	(0.8)	(0.9)	(0.3)
Total net periodic benefit (income) expense	$(1.1)	$(0.6)	$0.3

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Year Ended December 31
In millions	2020	2019
Pension Benefits
Actuarial (gain) loss	$1.7	$(5.2)
Plan amendments	—	(0.2)
Recognized prior service costs	—	(0.2)
Recognized actuarial losses	(0.7)	(78.1)
Total recognized in other comprehensive (income) loss	1.0	(83.7)
Total recognized in net periodic benefit cost and other comprehensive loss	$2.9	$(5.0)
Other Benefits
Actuarial (gain) loss	$0.9	$(0.3)
Amortization of actuarial gain	0.8	0.9
Total recognized in other comprehensive (income) loss	1.7	0.6
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$0.6	$-

The weighted-average assumptions used in computing the net periodic benefit expense information above were as follows:

	Year Ended December 31
	2020	2019	2018
Pension Benefits
Discount rate – benefit expense	2.70%	4.34%	3.85%
Future compensation growth rate	—	2.50	3.00
Expected long-term rate of return on plan assets	—	4.50	7.25

Other Benefits
Discount rate – benefit expense	3.11%	4.19%	3.68%

For 2019 and 2018, the development of the expected long-term rate of return assumption was based on the historical returns and expected future returns for each asset class, as well as the target asset allocation of the pension portfolio.

GLATFELTER 2020 FORM 10-K	51

Assumed health care cost trend rates used to determine benefit obligations at December 31 were as follows:

	2020	2019
Health care cost trend rate assumed for next year	5.30%	5.60%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50	4.50
Year that the rate reaches the ultimate rate	2037	2037

At the end of 2019, assets held in the pension trust consisted entirely of $53.4 million of cash and cash equivalents and were primarily a Level 1 type.

Cash Flow   Benefit payments expected to be made under our non-qualified pension plans and other benefit plans are summarized below:

In thousands	Pension Benefits	Other Benefits
2021	$2,271	$1,167
2022	2,210	852
2023	2,147	626
2024	2,082	495
2025	2,020	460
2026 through 2030	16,972	1,399

Defined Contribution Plans   We maintain 401(k) plans for substantially all U.S. based employees. Employees may contribute up to 50% of their earnings, subject to certain restrictions. Through the end of May 2019, the Company matched a portion of the employees’ contribution in cash. Beginning June 1, 2019, the Company’s contribution approximated 7% of the employee’s eligible earnings and the amount contribution was increased to approximately 11% for 2020. The expense associated with our 401(k) plan was $2.0 million, $1.9 million and $0.4 million in 2020, 2019 and 2018, respectively.

14.	INVENTORIES

Inventories, net of reserves were as follows:

	December 31
In thousands	2020	2019
Raw materials	$55,466	$59,164
In-process and finished	97,109	92,231
Supplies	43,655	39,020
Total	$196,230	$190,415

15.	PLANT, EQUIPMENT AND TIMBERLANDS

Plant, equipment and timberlands at December 31 were as follows:

In thousands	2020	2019
Land and buildings	$173,646	$163,066
Machinery and equipment	754,737	685,081
Furniture, fixtures, and other	160,922	152,777
Accumulated depreciation	(569,386)	(490,032)
	519,919	510,892
Construction in progress	23,330	26,508

Timberlands, less depletion	18	21
Total	$543,267	$537,421

As of December 31, 2020 and 2019, we had $3.1 million and $4.4 million, respectively, of accrued capital expenditures.

The following table sets forth amounts of interest expense capitalized in connection with major capital projects:

	Year Ended December 31
	2020	2019	2018
Interest cost incurred	$7,022	$10,408	$16,005
Interest capitalized	—	—	396
Interest expense	$7,022	$10,408	$15,609

16.GOODWILL AND INTANGIBLE ASSETS

The following table sets forth information with respect to goodwill and other intangible assets:

	December 31
In thousands	2020	2019
Goodwill
Composite Fibers	$84,586	$77,775
Airlaid Materials	79,783	73,041
Total Goodwill	$164,369	$150,816

Other Intangible Assets
Composite Fibers
Tradename – non amortizing	$3,902	$4,470
Technology and related	41,578	38,256
Customer relationships and related	37,535	34,445
Airlaid Materials
Tradename	3,960	3,625
Technology and related	20,053	18,406
Customer relationships and related	26,636	24,385
Total intangibles	133,664	123,587
Accumulated amortization	(51,829)	(39,852)
Net intangibles	$81,835	$83,735

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

In thousands	2020	2019	2018
Aggregate amortization expense:	$8,014	$7,986	$5,680
Estimated amortization expense:
2021	7,626
2022	7,511
2023	7,511
2024	7,511
2025	7,511

The remaining weighted average useful life of intangible assets was 10.5 years at December 31, 2020.

17.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

	December 31
In thousands	2020	2019
Right-of-use asset operating leases	$11,789	$11,701
Restricted cash	10,084	—
Other	22,612	22,789
Total	$44,485	$34,490

18.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31
In thousands	2020	2019
Accrued payroll and benefits	$21,726	$19,369
Other accrued compensation and retirement benefits	9,376	5,826
Income taxes payable	4,781	2,075
Accrued rebates	4,002	3,852
Other accrued expenses	31,208	31,650
Total	$71,093	$62,772

GLATFELTER 2020 FORM 10-K	53

19.	LEASES

We enter into a variety of arrangements in which we are the lessee for the use of automobiles, forklifts and other production equipment, production facilities, warehouses and office space. We determine if an arrangement contains a lease at inception.  All our lease arrangements are operating leases and are recorded in the consolidated balance sheet under the caption “Other assets” and the lease obligation is under “Other current liabilities” and “Other long-term liabilities.”  We currently do not have any finance leases.

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

We also have arrangements with both lease and non-lease components. We elected the practical expedients not to separate non-lease components from lease components for our real estate and automobile leases and the lack of need to reassess classification. We elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for arrangements less than twelve months in duration.

The following table sets forth information related to our leases as of the periods indicated.

	December 31
Dollars in thousands	2020	2019
Right of use asset	$11,789	$11,701
Weighted average discount rate	2.94%	2.92%
Weighted average remaining maturity (months)	66	34

The following table sets forth operating lease expense for the periods indicated:

	December 31
In thousands	2020	2019
Operating lease expense	$5,876	$4,527

The following table sets forth required minimum lease payments for the years indicated:

In thousands
2021	$4,736
2022	3,277
2023	1,568
2024	1,005
2025	726
Thereafter	3,620

20.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31
In thousands	2020	2019
Revolving credit facility, due Feb. 2024	$36,813	$84,255
Term loan, due Feb. 2024	249,715	240,969
2.40% Term Loan, due Jun. 2022	2,629	4,012
2.05% Term Loan, due Mar. 2023	14,737	19,487
1.30% Term Loan, due Jun. 2023	4,382	5,617
1.55% Term Loan, due Sep. 2025	7,143	7,915
Total long-term debt	315,419	362,255
Less current portion	(25,057)	(22,940)
Unamortized deferred issuance costs	(1,898)	(2,396)
Long-term debt, net of current portion	$288,464	$336,919

On February 8, 2019, we entered into an amended and restated $400 million Revolving Credit Facility and a €220 million Term Loan with a consortium of banks (together, the “Credit Agreement”).  The principal amount of the Term Loan amortizes in consecutive quarterly installments of principal, with each such quarterly installment to be in an amount equal to 1.25% of the Term Loan funded, commencing on July 1, 2019, and continuing quarterly thereafter.

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

The Credit Agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 4.0x provided that such ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of December 31, 2020, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 1.8x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement.

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

Aggregated unamortized deferred debt issuance costs incurred in connection with all of our outstanding debt totaled $1.9 million at December 31, 2020. The deferred costs are being amortized on a straight-line basis over the life of the underlying instruments. Amortization expense related to deferred debt issuance costs totaled $0.6 million in 2020.

The following schedule sets forth the amortization of our term loan agreements together with the maturity of our other long-term debt during the indicated year.

In thousands
2021	$25,057
2022	24,181
2023	17,516
2024	247,538
2025	1,127
Thereafter	-

Glatfelter Corporation guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.

GLATFELTER 2020 FORM 10-K	55

As of December 31, 2020 and 2019, we had $7.3 million of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our revolving credit facility, provide financial assurances for the performance of long-term monitoring activities associated with the Fox River environmental matter and for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

21.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth the carrying value and fair value of long-term debt as of December 31:

	2020		2019
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$36,813	$36,813	$84,255	$84,255
Term loan, due Feb. 2024	249,715	249,715	240,969	240,969
2.40% Term loan	2,629	2,651	4,012	4,076
2.05% Term loan	14,737	14,873	19,487	19,764
1.30% Term Loan	4,382	4,384	5617	5,624
1.55% Term loan	7,143	7,210	7,915	7,975
Total	$315,419	$315,646	$362,255	$362,663

The values set forth above are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 22 – “Financial Derivatives and Hedging Activities.”

22.	FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES

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

We designate certain currency forward contracts as cash flow hedges of forecasted raw material purchases, certain production costs or capital expenditures with exposure to changes in foreign currency exchange rates. Changes in the fair value of derivatives that are designated and qualify as cash flow hedges of foreign exchange risk are deferred as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. With respect to hedges of forecasted raw material purchases or production costs, the amount deferred is subsequently reclassified into costs of products sold in the period that inventory produced using the hedged transaction affects earnings. For hedged capital expenditures, deferred gains or losses are reclassified and included in the historical cost of the capital asset and subsequently affect earnings as depreciation is recognized.

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

	December 31
In thousands	2020	2019
Derivative
Sell/Buy - sell notional
Euro / British Pound	18,638	17,702
Philippine Peso / Euro	18,522	—
U.S. Dollar / Euro	1,041	5,347
Canadian Dollar / U.S. Dollar	70	—
U.S. Dollar / Canadian Dollar	—	1,523

Sell/Buy - buy notional
Euro / Philippine Peso	853,686	1,039,432
British Pound / Philippine Peso	1,081,791	1,077,871
Euro / U.S. Dollar	69,324	82,317
U.S. Dollar / Canadian Dollar	34,847	34,094
Canadian Dollar / U.S. Dollar	—	1,523

These contracts have maturities of eighteen months or less.

In October 2019, we entered into a €180 million notional value floating-to-fixed interest rate swap agreement with certain financial institutions and designated the swap as a hedge of interest expense on our €180 Term loan. Under the terms of the swap, we will pay a fixed interest rate of the applicable margin plus 0.0395% on €180 million of the underlying variable rate term loan. We will receive the greater of 0.00% or EURIBOR.

Derivatives Designated as Hedging Instruments – Net Investment Hedge  The €220 million Term Loan discussed in Note 20 – “Long-Term Debt” is designated as a net investment hedge of our Euro functional currency foreign subsidiaries. During 2020, we recognized a pre-tax loss of $21.1 million and in 2019 a pre-tax gain of $1.6 million on the remeasurement of the term loan from changes in currency exchange rates. Such amounts are recorded as a component of Other Comprehensive Income (Loss).

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

	December 31
In thousands	2020	2019
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	25,250	25,500
Euro / British Pound	600	—
British Pound / Euro	1,900	3,000

Sell/Buy - buy notional
Euro / U.S. Dollar	7,500	8,000
British Pound / Euro	—	7,000

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements

The following table summarizes the fair values of derivative instruments as of December 31 for the year indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	December 31		December 31
In thousands	2020	2019	2020	2019
	Prepaid Expenses and Other		Other Current
Balance sheet caption	Current Assets		Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$577	$4,314	$4,342	$34
Interest rate swap	—	—	136	12
Not designated as hedging:
Forward foreign currency exchange contracts	$456	$566	$118	$205

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

The following table summarizes the amount of income or loss from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying consolidated statements of income (loss) where the results are recorded:

	Year ended December 31
In thousands	2020	2019	2018
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$5,503	$6,468	$(5,020)
Ineffective portion – other – net	—	—	138
Interest expense	83	—	—
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$1,679	$300	$(1,419)

GLATFELTER 2020 FORM 10-K	57

The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance sheet item.

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described in Note 2 – “Accounting Policies.”

The fair values of the foreign exchange forward contracts are considered to be Level 2. These contracts are valued using foreign currency forward and interest rate curves. The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to present value. Contracts in a gain position are recorded in the accompanying consolidated balance sheets under the caption “Prepaid expenses and other current assets” and the value of contracts in a loss position is recorded under the caption “Other current liabilities.”

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2020	2019
Balance at January 1,	$5,859	$3,004
Deferred (losses) gains on cash flow hedges	(3,899)	9,323
Reclassified to earnings	(5,420)	(6,468)
Balance at December 31,	$(3,460)	$5,859

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

23.	SHAREHOLDERS’ EQUITY

The following table summarizes outstanding shares of common stock:

	Year ended December 31
In thousands	2020	2019	2018
Shares outstanding at beginning of year	44,248	43,959	43,614
Treasury shares issued for:
Restricted stock awards	110	188	304
Employee stock options exercised	10	101	41
Shares outstanding at end of year	44,368	44,248	43,959

24.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Contractual Commitments The following table summarizes the minimum annual payments due on noncancelable operating leases and other similar contractual obligations having initial or remaining terms in excess of one year:

In thousands	Leases	Other
2021	$4,736	$91,806
2022	3,277	12,304
2023	1,568	—
2024	1,005	—
2025	726	—
Thereafter	3,620	—

The amounts set forth for above includes commitments for leases that had not commenced as of December 31, 2019.  Other contractual obligations primarily represent minimum purchase commitments under energy supply contracts and other purchase obligations.

At December 31, 2020, required minimum annual payments due under operating leases and other similar contractual obligations aggregated $14.9 million and $104.1 million, respectively.

Fox River - Neenah, Wisconsin

Background. We have previously reported that we face liabilities associated with environmental claims arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River, on which our former Neenah facility was located, and in the Bay of Green Bay, Wisconsin (collectively, the “Site”). Since the early 1990s, the United States, the State of Wisconsin and two Indian tribes (collectively, the “Governments”) have pursued a cleanup of a 39-mile stretch of river from Little Lake Butte des Morts into Green Bay and natural resource damages (“NRDs”).

The United States originally notified several entities that they were potentially responsible parties (“PRPs”); however, after giving effect to settlements reached with the Governments, the remaining PRPs exposed to continuing obligations to implement the remainder of the cleanup consist of us, Georgia-Pacific Consumer Products, L.P. (“Georgia-Pacific”) and NCR Corporation.

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

We subject to our remaining obligations under the OU1 consent decree, which now consist of long-term monitoring and maintenance. Furthermore, we are primarily responsible for long term monitoring and maintenance in OU2-OU4a over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. In 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. We are obligated to make the regular payments under that fixed-price contract until the remaining amount due is less than the OU1 escrow account balance. We are permitted to pay for this contract using the remaining balance of the escrow account established by us and WTM I Company (“WTM I”) another PRP, under the OU1 consent decree during any period that the balance in the escrow account exceeds the amount due under our fixed-price contract. As of December 31, 2020, the balance in the escrow is less than amounts due under the fixed-price contract by approximately $1.5 million. Our obligation to pay this difference is secured by a letter of credit.

At December 31, 2020, the escrow account balance totaled $9.0 million which is included in the condensed consolidated balance sheet under the caption “Other assets.”

Under the consent decree, we are responsible for reimbursement of government oversight costs paid from October 2018 and later over approximately the next 30 years. We anticipate that oversight costs will decline as activities at the site transition from remediation to long-term monitoring and maintenance.

Reserves for the Site.  Our reserve for past and future government oversight costs and long-term monitoring and maintenance is set forth below:

GLATFELTER 2020 FORM 10-K	59

	Year ended December 31
In thousands	2020	2019
Balance at January 1,	$21,870	$45,001
Payments	(3,622)	(20,805)
Reserve adjustment	—	(2,509)
Accretion	207	183
Balance at December 31,	$18,455	$21,870

The payments set forth above represent payments for government oversight costs, including the $20.5 million paid in 2019 pursuant to the Glatfelter consent decree and for amounts due under the long-term monitoring and maintenance agreement. Of our total reserve for the Fox River, $3.7 million is recorded in the accompanying December 31, 2020, consolidated balance sheet under the caption “Environmental liabilities” and the remaining $14.8 million is recorded under the caption “Other long term liabilities.”

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

25.SEGMENT AND GEOGRAPHIC INFORMATION

The following tables set forth profitability and other information by segment:

For the year ended December 31, 2020	Composite	Airlaid	Other and
In thousands	Fibers	Materials	Unallocated	Total
Net sales	$525,089	$391,409	$—	$916,498
Cost of products sold	430,420	326,809	11,400	768,629
Gross profit (loss)	94,669	64,600	(11,400)	147,869
SG&A	42,575	18,296	39,174	100,045
Gains on dispositions of plant, equipment and timberlands, net	—	—	(1,332)	(1,332)
Total operating income (loss)	52,094	46,304	(49,242)	49,156
Non-operating expense	—	—	(16,797)	(16,797)
Income (loss) before income taxes	$52,094	$46,304	$(66,039)	$32,359

Supplementary Data
Plant, equipment and timberlands, net	$225,444	$295,806	$22,017	$543,267
Depreciation, depletion and amortization	26,175	22,416	8,009	56,600
Capital expenditures	13,262	9,311	5,563	28,136

For the year ended December 31, 2019	Composite	Airlaid	Other and
In thousands	Fibers	Materials	Unallocated	Total
Net sales	$521,666	$406,007	$—	$927,673
Cost of products sold	432,154	346,568	1,409	780,131
Gross profit (loss)	89,512	59,439	(1,409)	147,542
SG&A	41,629	18,321	35,017	94,967
Gains on dispositions of plant, equipment and timberlands, net	—	—	(2,060)	(2,060)
Total operating income (loss)	47,883	41,118	(34,366)	54,635
Non-operating expense	—	—	(89,088)	(89,088)
Income (loss) before income taxes	$47,883	$41,118	$(123,454)	$(34,453)

Supplementary Data
Plant, equipment and timberlands, net	$222,710	$293,779	$20,932	$537,421
Depreciation, depletion and amortization	26,153	21,136	3,531	50,820
Capital expenditures	11,972	13,667	2,126	27,765

For the year ended December 31, 2018	Composite	Airlaid	Other and
In thousands	Fibers	Materials	Unallocated	Total
Net sales	$554,869	$311,417	$—	$866,286
Cost of products sold	462,270	269,272	4,337	735,879
Gross profit (loss)	92,599	42,145	(4,337)	130,407
SG&A	44,205	12,182	55,334	111,721
Loss on dispositions of plant, equipment and timberlands, net	—	—	(3,256)	(3,256)
Total operating income (loss)	48,394	29,963	(56,415)	21,942
Non-operating expense	—	—	(14,667)	(14,667)
Income (loss) before income taxes	$48,394	$29,963	$(71,082)	$7,275

Supplementary Data
Plant, equipment and timberlands, net	$233,167	$298,232	$24,645	$556,044
Depreciation, depletion and amortization	28,256	14,892	4,377	47,525
Capital expenditures	15,685	21,646	4,798	42,129

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

Our Composite Fibers segment serves customers globally and focuses on higher value-added products in the following categories:

•	Food & Beverage - filtration material primarily used for single-serve coffee and tea products;
•	Wallcovering - base materials used by the world’s largest wallpaper manufacturers;
•

Technical Specialties - consists of a diverse line of specialty engineered products used in commercial and industrial applications such as electrical energy storage, home, hygiene, and other highly-engineered fiber-based applications;

•	Composite Laminate - decorative laminate solutions used in furniture, and household and commercial flooring, and other applications; and
•	Metallized products - used in labels, packaging liners, gift wrap, and other consumer product applications.

The Airlaid Materials segment is a leading global supplier of highly absorbent cellulose-based airlaid nonwoven materials used in the following categories:

•	Feminine hygiene and other hygiene applications;
•	Specialty wipes;
•	Tabletop;
•	Home care;
•	Adult incontinence; and
•	Other consumer and industrial products.

Disaggregated net sales by categories and geographic region for Composite Fibers and Airlaid Materials is presented in Item 8 Financial Statements and Supplementary Data, Note 8 – “Revenue.”

GLATFELTER 2020 FORM 10-K	61

Approximately 16% of our consolidated net sales in 2020, 2019 and 2018, were from sales to Procter & Gamble Company, a customer of the Airlaid Materials segment.

Our net sales to external customers and location of net plant, equipment and timberlands are summarized below. Net sales are attributed to countries based upon origin of shipment.

	2020		2019		2018
In thousands	Net sales	Plant, Equipment and Timberlands – Net	Net sales	Plant, Equipment and Timberlands – Net	Net sales	Plant, Equipment and Timberlands – Net
United States	$166,131	$103,570	$167,887	$105,763	$124,690	$109,797
Germany	489,655	286,591	504,012	274,146	483,628	286,839
United Kingdom	73,604	50,140	70,018	52,039	76,053	50,483
Canada	112,128	68,975	121,789	72,436	114,877	74,448
Other	74,980	33,991	63,967	33,037	67,038	34,477
Total	$916,498	$543,267	$927,673	$537,421	$866,286	$556,044

26.	QUARTERLY RESULTS (UNAUDITED)

In thousands,	Net sales		Gross Profit		Income (loss) from continuing operations		Earnings (loss) per share
except per share	2020	2019	2020	2019	2020	2019	2020	2019
First	$231,560	$229,133	$36,802	$35,617	$7,406	$4,603	$0.17	$0.10
Second	216,183	235,053	32,063	37,500	(2,281)	6,293	(0.05)	0.14
Third	233,473	232,515	38,251	38,021	6,527	8,643	0.15	0.19
Fourth	235,282	230,972	40,753	36,404	9,131	(44,750)	0.21	(1.01)

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer have, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2020, concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 – Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors The information with respect to directors required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 31, 2021. Our board of directors has determined that, based on the relevant experience of the members of the Audit Committee, five of the six members are audit committee financial experts as this term is set forth in the applicable regulations of the SEC.

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

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 31, 2021.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 31, 2021.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 31, 2021.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 31, 2021.

Our Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.		Our Consolidated Financial Statements as follows are included in Part II, Item 8:
		i.	Consolidated Statements of Income (Loss) for the years ended December 31, 2020, 2019 and 2018
		ii.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018
		iii.	Consolidated Balance Sheets as of December 31, 2020 and 2019
		iv.	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
		v.	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2020, 2019 and 2018
		vi.	Notes to Consolidated Financial Statements
(a)	2.		Financial Statement Schedules (Consolidated) included in Part IV:
		i.	Schedule II ‑Valuation and Qualifying Accounts - For each of the three years ended December 31, 2020
(a)	3.		Exhibits
See Index to Exhibits
ITEM 16	FORM 10-K SUMMARY

None

Index to Exhibits

Item 15(a)(3)

Exhibit		Incorporated by Reference to
Number	Description of Documents	Exhibit	Filing

2.1	Asset Purchase Agreement, dated August 21, 2018, by and between P. H. Glatfelter Company and Spartan Paper LLC.	2.1	Form 8-K filed Aug. 22, 2018
2.2	Amendment No. 1 to the Asset Purchase Agreement, dated as of October 31, 2018, by and between P. H. Glatfelter Company and Pixelle Specialty Solutions LLC.	2.1	Form 8-K filed Nov. 6, 2018
2.3	Share Purchase Agreement, dated January 5, 2021, by and between GPPC Equity Holdings LLC and Glatfelter Corporation, filed herewith. †
3.1	Articles of Amendment to Articles of Incorporation, effective October 1, 2020.	3.1	Form 8-K filed Oct. 1, 2020
3.2	Articles of Incorporation, as amended through December 20, 2007.	3.1	Form 10-K filed Feb. 26, 2020

GLATFELTER 2020 FORM 10-K	63

3.2	Amended and Restated By‑Laws of Glatfelter Corporation, as amended, dated December 18, 2020.	3.1	Form 8-K filed Dec. 22, 2020
4.1	Description of securities.	4.1	Form 10-K filed Feb. 26, 2020
10.1	Third Amended and Restated Credit Agreement, dated as of February 8, 2019, by and among the Company, certain of its subsidiaries as borrowers and certain of its subsidiaries as guarantors and PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, JPMorgan Chase Bank, N.A., and HSBC Bank USA, N.A., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and HSBC Bank USA, N.A., as co-syndication agents, and Cobank, ACB, Bank of America, N.A. and Manufacturers and Traders Trust Company, as co-documentation agents.	10.1	Form 8-K filed Feb. 11, 2019
10.2	First Amendment to Third Amended and Restated Credit Agreement, dated September 25, 2019, by and among P. H. Glatfelter Company, the Lenders party thereto, and PNC Bank, National Association, in its capacity as administrative agent for the Lenders.	10.2	Form 10-Q filed Oct. 30, 2019
10.3	Loan Agreement, dated April 11, 2013, by and among Glatfelter Gernsbach GmbH & Co. KG. and IKB Deutsche Industriebank AG, Düsseldorf.	10.1	Form 10-Q filed May 9, 2013
10.4	Guaranty, dated April 17, 2013, executed by the Registrant (as Guarantor) in favor of IKB Deutsche Industriebank AG.	10.2	Form 10-Q filed May 9, 2013
10.5	P. H. Glatfelter Company Amended and Restated Long-Term Incentive Plan, as amended and restated effective February 23, 2017. **	10.1	Form 8-K filed May 4, 2017
10.6	P. H. Glatfelter Company Amended and Restated 2005 Management Incentive Plan, effective January 1, 2015. **	10.1	Form 8-K filed May 8, 2015
10.7	P. H. Glatfelter Company Supplemental Long Term Disability Plan, dated February 25, 2014, between the registrant and certain employees. **	10.1	Form 10-Q filed May 2, 2014
10.8	P. H. Glatfelter Company Supplemental Management Pension Plan (amended and restated effective January 1, 2008). **	10(d)	Form 10-K filed Mar. 8, 2013
10.9	P. H. Glatfelter Company Supplemental Executive Retirement Plan (Amended and Restated). **	10.1	Form 10-Q filed Jul. 30, 2019
10.10	Amendment No. 2019-1 to the P. H. Glatfelter Company Supplemental Management Pension Plan. **	10.2	Form 10-Q filed Jul. 30, 2019
10.11	Glatfelter Switzerland Sàrl Retirement Pension Plan for management employees. **	10.12	Form 10-K filed Feb. 26, 2020
10.12	Form of Non-Employee Director Restricted Stock Unit Award Certificate (form effective May 4, 2017). **	10.4	Form 8-K filed May 4, 2017
10.13	Form of Stock-Only Stock Appreciation Right Award Certificate (form effective February 26, 2014). **	10.3	Form 10-Q filed May 2, 2014
10.14	Form of Performance Share Award Certificate (form effective February 23, 2017). **	10.2	Form 8-K filed May 4, 2017
10.15	Form of Performance Share Award Certificate (form effective February 26, 2014). **	10.2	Form 10-Q filed May 2, 2014
10.16	Form of Restricted Stock Unit Award Certificate (form effective as of February 23, 2017). **	10.3	Form 8-K filed May 4, 2017
10.17	Form of Restricted Stock Unit Award Certificate (form effective as of December 13, 2013). **	10(l)	Form 10-K filed Mar. 3, 2014
10.18	Non-Competition and Non-Solicitation Agreement by and between the Registrant and Dante C. Parrini, dated July 2, 2010. **	10.1	Form 8-K filed Jul. 6, 2010
10.19	Restricted Stock Unit Award Certificate for Dante C. Parrini, dated as of November 13, 2019. **	10.1	Form 8-K filed Nov. 18, 2019
10.20	Long Term Employment Contract between Glatfelter Switzerland Gmbh, a wholly-owned subsidiary, and Wolfgang Laures, effective January 1, 2020. **	10.21	Form 10-K filed Feb. 26, 2020
10.21	Form of Change in Control Employment Agreement by and between the Registrant and certain employees (form effective as of March 7, 2008). **	10(j)	Form 10-K filed Mar. 13, 2009
10.22	Form of Change in Control Employment Agreement by and between the Registrant and certain employees (form effective as of August 5, 2013). **	10(q)	Form 10-K filed Mar. 3, 2014
10.23	Schedule of Change in Control Employment Agreements, filed herewith. **
10.24	Summary of Non-Employee Director Compensation, effective January 1, 2020. **	10.24	Form 10-K filed Feb. 26, 2020
10.25	P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of January 1, 2007. **	10(k)	Form 10-K filed Mar. 8, 2013
10.26	Form of Director’s and Officer’s Indemnification Agreement. **	10.1	Form 8-K filed Dec. 19, 2017
10.27	Guidelines for Executive Severance. **	10.2	Form 8-K filed . Jul. 6, 2010
10.28

Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site between the United States of America and the State of Wisconsin v. P. H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.).

		10.3(a)	Form 10-Q filed Aug. 6, 2010

10.29	Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P. H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.).	10.3(b)	Form 10-Q filed Aug. 6, 2010
10.30	Second Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P. H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.).	10.3(c)	Form 10-Q filed Aug. 6, 2010
10.31

Amended Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.) (certain Appendices have been intentionally omitted, copies of which can be obtained free of charge from the Registrant).

		10.3(d)	Form 10-Q filed Aug. 6, 2010
10.32	Administrative Order for Remedial Action dated November 13, 2007, issued by the United States Environmental Protection Agency.	10.2	Form 8-K filed Nov. 19, 2007
10.33	Consent Decree between P. H. Glatfelter Company, Georgia-Pacific Consumer Products LP, the United States of America and the State of Wisconsin, dated March 14, 2019.	10.2	Form 10-Q filed Apr. 30, 2019
14	Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter	14	Form 10-K filed Feb. 26, 2020
21	Subsidiaries of the Registrant, filed herewith.
23	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Samuel L. Hillard, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.
32.2

Certification of Samuel L. Hillard, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Extension Definition Linkbase Document.
101.LAB	Inline XBRL Extension Label Linkbase Document.
101.PRE	Inline XBRL Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as an inline XBRL and contained in Exhibit 101).

†	Portions of this exhibit and the exhibits and schedules thereto, marked by brackets, have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
**	Management contract or compensatory plan

GLATFELTER 2020 FORM 10-K	65

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLATFELTER CORPORATION (Registrant)
February 25, 2021
	By	/s/ Dante C. Parrini
Dante C. Parrini
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Date	Signature	Capacity

February 25, 2021	/s/ Dante C. Parrini	Principal Executive Officer and Director
Dante C. Parrini Chairman and Chief Executive Officer

February 25, 2021	/s/ Samuel L. Hillard	Principal Financial Officer
Samuel L. Hillard Senior Vice President and Chief Financial Officer

February 25, 2021	/s/ David C. Elder	Principal Accounting Officer
David C. Elder Vice President, Finance and Chief Accounting Officer

February 25, 2021	/s/ Bruce Brown	Director
Bruce Brown

February 25, 2021	/s/ Kathleen A. Dahlberg	Director
Kathleen A. Dahlberg

February 25, 2021	/s/ Nicholas DeBenedictis	Director
Nicholas DeBenedictis

February 25, 2021	/s/ Kevin M. Fogarty	Director
Kevin M. Fogarty

February 25, 2021	/s/ Marie T. Gallagher	Director
Marie T. Gallagher

February 25, 2021	/s/ Darrel Hackett	Director
Darrel Hackett

February 25, 2021	/s/ J. Robert Hall	Director
J. Robert Hall

February 25, 2021	/s/ Ronald J. Naples	Director
Ronald J. Naples

February 25, 2021	/s/ Lee C. Stewart	Director
Lee C. Stewart

Schedule II

GLATFELTER CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

For each of the three years ended December 31, 2020

Valuation and Qualifying Accounts

	Allowance for
In thousands	Doubtful Accounts			Sales Discounts and Deductions
	2020	2019	2018	2020	2019	2018
Balance, beginning of year	$1,682	$1,661	$1,761	$578	$832	$1,029
Provision	488	720	695	1,516	1,440	2,075
Write-offs, recoveries and discounts allowed	(114)	(678)	(688)	(1,291)	(1,526)	(2,294)
Other (1)	37	(21)	(107)	(12)	(168)	22
Balance, end of year	$2,093	$1,682	$1,661	$791	$578	$832

The provision for doubtful accounts is included in selling, general and administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.

(1)	Relates primarily to changes in currency exchange rates.

GLATFELTER 2020 FORM 10-K	67