Form 10-Q
period 2021-03-31
Glatfelter Corp
filed 2021-05-04
CIK 41719

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

Common Stock outstanding on April 23, 2021 totaled 44,451,658 shares.

GLATFELTER CORPORATION AND SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

March 31, 2021

PART I

Item 1 – Financial Statements

GLATFELTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31
In thousands, except per share	2021	2020

Net sales	$225,674	$231,560
Costs of products sold	186,378	194,685
Gross profit	39,296	36,875
Selling, general and administrative expenses	22,827	24,594
Gains on dispositions of plant, equipment and timberlands, net	(850)	—
Operating income	17,319	12,281
Non-operating income (expense)
Interest expense	(1,531)	(1,778)
Interest income	20	264
Other, net	(224)	(753)
Total non-operating expense	(1,735)	(2,267)
Income from continuing operations before income taxes	15,584	10,014
Income tax provision	7,190	2,608
Net income	$8,394	$7,406

Basic earnings per share
Income from continuing operations	$0.19	$0.17
Income from discontinued operations	—	—
Basic earnings per share	$0.19	$0.17

Diluted earnings per share
Income from continuing operations	$0.19	$0.17
Income from discontinued operations	—	—
Diluted earnings per share	$0.19	$0.17

Weighted average shares outstanding
Basic	44,450	44,275
Diluted	44,869	44,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

GLATFELTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31
In thousands	2021	2020
Net income	$8,394	$7,406
Foreign currency translation adjustments	(13,193)	(13,903)
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $(1,301) and $401, respectively	3,261	(1,317)
Unrecognized retirement obligations, net of taxes of $(73) and $51, respectively	92	(101)
Other comprehensive loss	(9,840)	(15,321)
Comprehensive loss	$(1,446)	$(7,915)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

GLATFELTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31	December 31
In thousands	2021	2020
Assets
Cash and cash equivalents	$87,366	$99,581
Accounts receivable, net	126,507	122,817
Inventories	203,333	196,230
Prepaid expenses and other current assets	45,844	34,297
Total current assets	463,050	452,925

Plant, equipment and timberlands, net	523,428	543,267
Goodwill	157,341	164,369
Intangible assets, net	76,182	81,835
Other assets	47,878	44,485
Total assets	$1,267,879	$1,286,881

Liabilities and Shareholders' Equity
Current portion of long-term debt	$23,942	$25,057
Short-term debt	11,725	—
Accounts payable	115,456	127,505
Dividends payable	6,001	5,988
Environmental liabilities	3,600	3,700
Other current liabilities	75,005	71,093
Total current liabilities	235,729	233,343

Long-term debt	271,079	288,464
Deferred income taxes	75,387	77,131
Other long-term liabilities	114,623	110,011
Total liabilities	696,818	708,949

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	62,576	63,261
Retained earnings	725,756	723,365
Accumulated other comprehensive loss	(68,493)	(58,653)
	720,383	728,517
Less cost of common stock in treasury	(149,322)	(150,585)
Total shareholders’ equity	571,061	577,932
Total liabilities and shareholders’ equity	$1,267,879	$1,286,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

GLATFELTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31
In thousands	2021	2020
Operating activities
Net income	$8,394	$7,406
Adjustments to reconcile to net cash used by continuing operations:
Depreciation, depletion and amortization	13,733	15,402
Amortization of debt issue costs and original issue discount	153	147
Deferred income tax benefit	(410)	(2,612)
Gains on dispositions of plant, equipment and timberlands, net	(850)	—
Share-based compensation	1,208	1,085
Change in operating assets and liabilities
Accounts receivable	(7,002)	(7,203)
Inventories	(13,248)	(3,688)
Prepaid and other current assets	167	(2,315)
Accounts payable	(7,460)	(11,605)
Accruals and other current liabilities	(3,447)	(2,931)
Other	2,716	711
Net cash used by operating activities from continuing operations	(6,046)	(5,603)
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(5,379)	(7,014)
Proceeds from disposals of plant, equipment and timberlands, net	876	—
Other	(100)	—
Net cash used by investing activities from continuing operations	(4,603)	(7,014)
Financing activities
Proceeds from short-term debt	11,725	—
Net borrowings under revolving credit facility	1,151	2,452
Payments of borrowing costs	(35)	—
Repayment of term loans	(6,136)	(3,089)
Payments of dividends	(5,990)	(5,752)
Payments related to share-based compensation awards and other	(536)	(458)
Net cash provided (used) by financing activities from continuing operations	179	(6,847)
Effect of exchange rate changes on cash	(2,213)	(937)
Net decrease in cash, cash equivalents and restricted cash	(12,683)	(20,401)
Decrease in cash, cash equivalents and restricted cash from discontinued operations	(78)	(316)
Cash, cash equivalents and restricted cash at the beginning of period	111,665	126,201
Cash, cash equivalents and restricted cash at the end of period	98,904	105,484
Less: restricted cash in Prepaid expenses and other current assets	(2,000)	(1,259)
Less: restricted cash in Other assets	(9,538)	—
Cash and cash equivalents at the end of period	$87,366	$104,225

Supplemental cash flow information
Cash paid for:
Interest	$1,408	$1,443
Income taxes, net	3,493	3,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

GLATFELTER CORPORATION AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

In thousands	Common stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2021	$544	$63,261	$723,365	$(58,653)	$(150,585)	$577,932
Net income			8,394			8,394
Other comprehensive loss				(9,840)		(9,840)
Comprehensive loss						(1,446)
Cash dividends declared ($0.135 per share)			(6,003)			(6,003)
Share-based compensation expense		1,208				1,208
Delivery of treasury shares
RSUs and PSAs		(1,893)			1,263	(630)
Balance at March 31, 2021	$544	$62,576	$725,756	$(68,493)	$(149,322)	$571,061

Balance at January 1, 2020	$544	$59,900	$725,795	$(77,896)	$(152,384)	$555,959
Net income			7,406			7,406
Other comprehensive loss				(15,321)		(15,321)
Comprehensive loss						(7,915)
Cash dividends declared ($0.13 per share)			(5,761)			(5,761)
Share-based compensation expense		1,085				1,085
Delivery of treasury shares
RSUs and PSAs		(1,213)			807	(406)
Employee stock options exercised — net		(149)			97	(52)
Balance at March 31, 2020	$544	$59,623	$727,440	$(93,217)	$(151,480)	$542,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

GLATFELTER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION

Glatfelter Corporation and subsidiaries (“Glatfelter”) is a leading global supplier of engineered materials. Our high-quality, innovative and customizable solutions are found in tea and single-serve coffee filtration, personal hygiene and packaging products as well as home improvement and industrial applications. We are headquartered in Charlotte, NC, and operate facilities in the United States, Canada, Germany, France, the United Kingdom and the Philippines. We have sales and distribution offices in the United States, Europe, Russia, Italy, and China. Our products are marketed worldwide, either directly to customers or through brokers and agents. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to Glatfelter Corporation and subsidiaries unless the context indicates otherwise.
2.	ACCOUNTING POLICIES

Basis of Presentation The unaudited condensed consolidated financial statements (“financial statements”) include the accounts of Glatfelter and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

We prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. In our opinion, the financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. When preparing these financial statements, we have assumed you have read the audited consolidated financial statements included in our 2020 Annual Report on Form 10-K.

Discontinued Operations The results of operations and cash flows of our former Specialty Papers business have been classified as discontinued operations for all periods presented in the condensed consolidated statements of income.

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

Recently Issued Accounting Pronouncements   In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). The update eliminates, clarifies, and modifies certain guidance related to the accounting for income taxes. We adopted ASU No. 2019-12 effective January 1, 2021 and it did not have a material impact on our financial statements.

3.	PENDING ACQUISITION

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

The waiting period for regulatory review expired, satisfying one of the conditions to the closing of the proposed acquisition, which remains subject to other customary closing conditions. The transaction is expected to close by mid-May 2021. The acquisition will be financed through a combination of cash on hand and borrowings under our revolving credit facility. Upon completion of the acquisition, the acquired business will be operated as part of our Airlaid Materials reporting segment.

GLATFELTER

Form 10-Q

4.	REVENUE

The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended March 31
In thousands	2021	2020
Composite Fibers
Food & beverage	$76,953	$71,458
Wallcovering	22,629	19,893
Technical specialties	23,495	20,007
Composite laminates	9,809	9,763
Metallized	8,363	11,590
	141,249	132,711
Airlaid Materials
Feminine hygiene	47,641	50,096
Specialty wipes	15,916	17,212
Tabletop	6,863	15,052
Adult incontinence	4,678	6,145
Home care	3,923	5,212
Other	5,404	5,132
	84,425	98,849
	$225,674	$231,560

	Three months ended March 31
In thousands	2021	2020
Composite Fibers
Europe, Middle East and Africa	$86,945	$79,586
Americas	31,841	32,721
Asia Pacific	22,463	20,404
	141,249	132,711

Airlaid Materials
Europe, Middle East and Africa	45,072	52,720
Americas	37,485	44,386
Asia Pacific	1,868	1,743
	84,425	98,849
	$225,674	$231,560

5.	GAINS ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS

The following table sets forth sales of timberlands and other assets completed during the first three months of 2021. There were no such sales in the first three months of 2020:

Dollars in thousands	Acres	Proceeds	Gain
2021
Timberlands	358	$876	$850
Other	n/a	—	—
Total		$876	$850

GLATFELTER

Form 10-Q

6.	DISCONTINUED OPERATIONS

On October 31, 2018, we completed the previously announced sale of our Specialty Papers business on a cash free and debt free basis to Pixelle Specialty Solutions LLC, an affiliate of Lindsay Goldberg (the “Purchaser”) for $360 million.

The following table sets forth a summary of cash flows from discontinued operations which is included in the condensed consolidated statements of cash flows:

	Three months ended March 31
In thousands	2021	2020
Net cash used by operating activities	$(78)	$(316)
Net cash used by investing activities	—	—
Net cash provided by financing activities	—	—
Change in cash and cash equivalents from discontinued operations	$(78)	$(316)

7.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”) from continuing operations:

	Three months ended March 31
In thousands, except per share	2021	2020
Income from continuing operations	$8,394	$7,406

Weighted average common shares outstanding used in basic EPS	44,450	44,275
Effect of dilutive SOSARs, PSAs and RSUs	419	255
Weighted average common shares outstanding and
common share equivalents used in diluted EPS	44,869	44,530

Earnings per share from continuing operations
Basic	$0.19	$0.17
Diluted	0.19	0.17

The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the periods indicated, because their effect would be anti-dilutive:

	March 31
In thousands	2021	2020
Three months ended	1,082	1,231

GLATFELTER

Form 10-Q

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months ended March 31, 2021 and 2020.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total

Balance at January 1, 2021	$(42,525)	$(2,496)	$(12,844)	$(788)	$(58,653)
Other comprehensive income (loss) before reclassifications (net of tax)	(13,193)	3,274	—	—	(9,919)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(13)	138	(46)	79
Net current period other comprehensive income (loss)	(13,193)	3,261	138	(46)	(9,840)
Balance at March 31, 2021	$(55,718)	$765	$(12,706)	$(834)	$(68,493)

Balance at January 1, 2020	$(76,346)	$4,316	$(7,253)	$1,387	$(77,896)
Other comprehensive income (loss) before reclassifications (net of tax)	(13,903)	283	—	—	(13,620)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,600)	148	(249)	(1,701)
Net current period other comprehensive income (loss)	(13,903)	(1,317)	148	(249)	(15,321)
Balance at March 31, 2020	$(90,249)	$2,999	$(7,105)	$1,138	$(93,217)

GLATFELTER

Form 10-Q

Reclassifications out of accumulated other comprehensive income and into the condensed consolidated statements of income were as follows:

	Three months ended March 31
In thousands	2021	2020
Description			Line Item in Statements of Income
Cash flow hedges (Note 17)
(Gains) losses on cash flow hedges	$24	$(2,182)	Costs of products sold
Tax expense (benefit)	(51)	582	Income tax provision
Net of tax	(27)	(1,600)

Loss on interest rate swaps	21	—	Interest expense
Tax benefit	(7)	—	Income tax provision
Net of tax	14	—
Total cash flow hedges	(13)	(1,600)
Retirement plan obligations (Note 10)
Amortization of deferred benefit pension plans
Prior service costs	12	12	Other, net
Actuarial losses	199	160	Other, net
	211	172
Tax benefit	(73)	(24)	Income tax provision
Net of tax	138	148
Amortization of deferred benefit other plans
Prior service costs	(58)	(116)	Other, net
Actuarial gains	12	(209)	Other, net
	(46)	(325)
Tax expense	—	76	Income tax provision
Net of tax	(46)	(249)
Total reclassifications, net of tax	$79	$(1,701)

9.STOCK-BASED COMPENSATION

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

GLATFELTER

Form 10-Q

In 2021, we issued awards of RSUs and PSAs under our LTIP. Approximately 40% of fair value of the awards granted in 2021 were RSUs, which vest based on the passage of time, generally over a three-year period or in certain instances the RSUs were issued with five-year cliff vesting. In addition, some awards vest over one year or less depending upon the retirement eligibility of the grantees in the LTIP. The remaining 60% of the fair value of the awards granted in 2021 were PSAs. The PSAs awarded in 2021 vest based on either the achievement of a cumulative financial performance target covering a two-year period followed by an additional one-year service period or based on the three-year total shareholder return relative to a broad market index. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. For RSUs, the grant date fair value of the awards, or the closing price per common share on the date of the award, is used to determine the amount of expense to be recognized over the applicable service period. For PSAs, the grant date fair value is estimated using a lattice model. The significant inputs include the stock price, volatility, dividend yield, and risk-free rate of return. Settlement of RSUs and PSAs will be made in shares of our common stock currently held in treasury.

The following table summarizes RSU and PSA activity during periods indicated:

Units	2021	2020
Balance at January 1,	1,071,652	896,463
Granted	287,805	294,315
Forfeited	(90,355)	(17,455)
Shares delivered	(123,038)	(78,509)
Balance at March 31,	1,146,064	1,094,814

The amount granted in 2021 and 2020 includes 161,453 and 168,663, respectively, of PSAs exclusive of reinvested dividends.

The following table sets forth aggregate RSU and PSA compensation expense included in continuing operations for the periods indicated:

	March 31
In thousands	2021	2020
Three months ended	$1,208	$1,085

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

The following table sets forth information related to outstanding SOSARS:

	2021		2020
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	1,082,413	$20.40	1,291,947	$20.05
Granted	—	—	—	—
Exercised	—	—	(44,710)	12.94
Canceled / forfeited	—	—	(2,841)	17.27
Outstanding at March 31,	1,082,413	$20.40	1,244,396	$20.31

10.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans included in continuing operations.

	Three months ended March 31
In thousands	2021	2020
Pension Benefits
Service cost	$—	$44
Interest cost	250	301
Amortization of prior service cost	12	12
Amortization of actuarial loss	199	160
Total net periodic benefit expense	$461	$517

Other Benefits
Service cost	$7	$7
Interest cost	32	46
Amortization of prior service credit	(58)	(116)
Amortization of actuarial loss (gain)	12	(209)
Total net periodic benefit income	$(7)	$(272)

GLATFELTER

Form 10-Q

11.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

For the three months ended March 31, 2021, we had pretax income of $15.6 million and income tax expense of $7.2 million. The effective income tax rate for the period ended March 31, 2021, was unfavorably impacted primarily by $4.5 million in operating losses in the U.S. which generated no tax benefit and a $0.5 million impact attributable to a local income tax rate increase in Germany.

For the three months ended March 31, 2021, we recorded a decrease in our valuation allowance of $1.0 million against our net deferred tax assets. In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of the evidence indicated it is more likely than not that the deferred assets will not be realized.

As of March 31, 2021 and December 31, 2020, we had $47.2 million and $46.3 million, respectively, of gross unrecognized tax benefits. As of March 31, 2021, if such benefits were to be recognized, approximately $36.7 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examinations in progress

United States
Federal	2014 - 2015; 2017 - 2020	N/A
State	2016 - 2020	2015 - 2018
Canada(1)	2013 - 2018; 2020	2019
Germany(1)	2016 - 2020	N/A
France	2018 - 2020	N/A
United Kingdom	2019 - 2020	N/A
Philippines	2019 - 2020	2018

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

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information included in continuing operations related to interest on uncertain tax positions:

	Three months ended March 31
In millions	2021	2020
Interest expense (income)	$0.2	$0.1

	March 31	December 31
	2021	2020
Accrued interest payable	$2.0	$1.8

GLATFELTER

Form 10-Q

12.	INVENTORIES

Inventories, net of reserves, were as follows:

	March 31	December 31
In thousands	2021	2020
Raw materials	$57,700	$55,466
In-process and finished	101,830	97,109
Supplies	43,803	43,655
Total	$203,333	$196,230

13.	LEASES

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

The following table sets forth information related to our leases as of the periods indicated.

	March 31	December 31
Dollars in thousands	2021	2020
Right of use asset	$15,605	$11,789
Weighted average discount rate	2.95%	2.94%
Weighted average remaining maturity (months)	89	66

The following table sets for operating lease expense for the periods indicated:
	March 31
In thousands	2021	2020
Three months ended	1,347	1,442

The following table sets forth required future minimum lease payments for the years indicated:

In thousands
2021	$3,518
2022	3,475
2023	2,039
2024	1,537
2025	1,278
Thereafter	7,440

GLATFELTER

Form 10-Q

14.	SHORT-TERM DEBT

On March 30, 2021, through Glatfelter Gernsbach GmbH, a wholly-owned subsidiary, we borrowed $11.7 million from Commerzbank AG, a German financial institution. The non-amortizing borrowing bears a fixed-interest rate of 0.75% per annum and the loan matures on March 29, 2022. The proceeds were used for general purposes.

15.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	March 31	December 31
In thousands	2021	2020
Revolving credit facility, due Feb. 2024	$36,531	$36,813
Term loan, due Feb. 2024	235,379	249,715
2.40% Term Loan, due Jun. 2022	2,094	2,629
2.05% Term Loan, due Mar. 2023	12,516	14,737
1.30% Term Loan, due Jun. 2023	3,769	4,382
1.55% Term Loan, due Sep. 2025	6,466	7,143
Total long-term debt	296,755	315,419
Less current portion	(23,942)	(25,057)
Unamortized deferred issuance costs	(1,734)	(1,898)
Long-term debt, net of current portion	$271,079	$288,464

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

The Credit Agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to EBITDA ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 4.0x provided that such ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of March 31, 2021, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 1.8x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement.

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

Letters of credit issued to us by certain financial institutions totaled $7.3 million as of March 31, 2021 and December 31, 2020. The letters of credit, which reduce amounts available under our Revolving Credit Facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program and for performance of certain remediation activity related to the Fox River matter. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their respective fair value. The following table sets forth carrying value and fair value of long-term debt:

	March 31, 2021		December 31, 2020
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$36,531	$36,531	$36,813	$36,813
Term loan, due Feb. 2024	235,379	235,379	249,715	249,715
2.40% Term Loan	2,094	2,116	2,629	2,651
2.05% Term Loan	12,516	12,669	14,737	14,873
1.30% Term Loan	3,769	3,784	4,382	4,384
1.55% Term Loan	6,466	6,544	7,143	7,210
Total	$296,755	$297,023	$315,419	$315,646

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of March 31, 2021, the maturity of currency forward contracts ranged from one month to 18 months.

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	March 31, 2021	December 31, 2020
Derivative
Sell/Buy - sell notional
Philippine Peso / Euro	—	18,522
Euro / British Pound	17,219	18,638
U.S. Dollar / Euro	—	1,041
Canadian Dollar / U.S. Dollar	—	70

Sell/Buy - buy notional
Euro / Philippine Peso	1,003,403	853,686
British Pound / Philippine Peso	1,006,093	1,081,791
Euro / U.S. Dollar	72,770	69,324
U.S. Dollar / Canadian Dollar	34,707	34,847

In October 2019, we entered into a €180 million notional value floating-to-fixed interest rate swap agreement with certain financial institutions. Under the terms of the swap, we will pay a fixed interest rate of the applicable margin plus 0.0395% on €180 million of the underlying variable rate term loan. We will receive the greater of 0.00% or EURIBOR.

Derivatives Designated as Hedging Instruments – Net Investment Hedge  The €220 million Term Loan discussed in Note 15 – “Long-Term Debt” is designated as a net investment hedge of our Euro functional currency foreign subsidiaries. During the first three months of 2021, we recognized a pre-tax gain of $11.0 million and in the same period of 2020 a pre-tax gain of $5.9 million on the remeasurement of the term loan from changes in currency exchange rates. Such amounts are recorded as a component of Other Comprehensive Income (Loss).

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

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	March 31, 2021	December 31, 2020
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	25,850	25,250
U.S. Dollar / Euro	250	—
Euro / British Pound	500	600
British Pound / Euro	2,200	1,900

Sell/Buy - buy notional
Euro / U.S. Dollar	—	7,500

These contracts have maturities of one month from the date originally entered into.

GLATFELTER

Form 10-Q

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	Prepaid Expenses and Other		Other
Balance sheet caption	Current Assets		Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$1,876	$577	$406	$4,342
Interest rate swap	—	—	108	136

Not designated as hedging:
Forward foreign currency exchange contracts	$66	$456	$349	$118

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

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:
	Three months ended March 31
In thousands	2021	2020
Designated as hedging:
Forward foreign currency exchange contracts:
Cost of products sold	$(24)	$2,182
Interest expense	21	—

Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$270	$(619)

The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance-sheet item.

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss), before taxes, is as follows:

In thousands	2021	2020
Balance at January 1,	$(3,460)	$5,859
Deferred gains (losses) on cash flow hedges	4,558	463
Reclassified to earnings	3	(2,182)
Balance at March 31,	$1,101	$4,140

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

Fox River - Neenah, Wisconsin

Background We have previously reported that we face liabilities associated with environmental claims arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River, on which our former Neenah facility was located, and in the Bay of Green Bay, Wisconsin (collectively, the “Site”). Since the early 1990s, the United States, the State of Wisconsin and two Indian tribes (collectively, the “Governments”) have pursued a cleanup of a 39-mile stretch of river from Little Lake Butte des Morts into Green Bay and natural resource damages (“NRDs”).

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

Over the past several years, we and certain other PRPs implemented and completed all remedial actions pursuant to applicable consent decrees or a Unilateral Administrative Order.

In January 2019, we reached an agreement with the United States, the State of Wisconsin, and Georgia-Pacific to resolve all remaining claims among those parties. Under the Glatfelter consent decree, we are primarily responsible for long-term monitoring and maintenance in OU2-OU4a and for reimbursement of government oversight costs paid after October 2018. Finally, we remain responsible for our obligation to continue long-term monitoring and maintenance under our OU1 consent decree.

Cost estimates  Our remaining obligations under the OU1 consent decree consist of long-term monitoring and maintenance. Furthermore, we are primarily responsible for long term monitoring and maintenance in OU2-OU4a over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. In 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. We are obligated to make the regular payments under that fixed-price contract until the remaining amount due is less than the OU1 escrow account balance. We are permitted to pay for this contract using the remaining balance of the escrow account established by us and WTM I Company (“WTM I”) another PRP, under the OU1 consent decree during any period that the balance in the escrow account exceeds the amount due under our fixed-price contract. As of March 31, 2021, the balance in the escrow is less than amounts due under the fixed-price contract by approximately $1.6 million. Our obligation to pay this difference is secured by a letter of credit.

At March 31, 2021, the escrow account balance totaled $8.9 million which is included in the condensed consolidated balance sheet under the caption “Other assets.”

Under the consent decree, we are responsible for reimbursement of government oversight costs paid from October 2018 and later over approximately the next 30 years. We anticipate that oversight costs will decline as activities at the site transition from remediation to long-term monitoring and maintenance.

Reserves for the Site Our reserve for past and future government oversight costs and long-term monitoring and maintenance is set forth below:

	Three months ended March 31
In thousands	2021	2020
Balance at January 1,	$18,455	$21,870
Payments	(420)	(131)
Accretion	51	52
Balance at March 31,	$18,086	$21,791

GLATFELTER

Form 10-Q

The payments set forth above represent amounts due under the long-term monitoring and maintenance agreement. With respect to our total reserve for the Fox River, $3.6 million is recorded in the accompanying March 31, 2021 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $14.5 million is recorded under the caption “Other long-term liabilities.”

Range of Reasonably Possible Outcomes Based on our analysis of all available information, including but not limited to decisions of the courts, official documents such as records of decision, discussions with legal counsel, cost estimates for future monitoring and maintenance and other post-remediation costs to be performed at the Site, we do not believe that our costs associated with the Fox River matter could exceed the aggregate amounts accrued by a material amount.

19.	SEGMENT INFORMATION

The following tables set forth financial and other information by segment for the period indicated:

Three months ended March 31					Other and
Dollars in thousands	Composite Fibers		Airlaid Materials		Unallocated		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$141,249	$132,711	$84,425	$98,849	$—	$—	$225,674	$231,560
Cost of products sold	114,267	106,985	72,585	82,246	(474)	5,454	186,378	194,685
Gross profit (loss)	26,982	25,726	11,840	16,603	474	(5,454)	39,296	36,875
SG&A	10,917	10,624	4,643	4,581	7,267	9,389	22,827	24,594
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(850)	-	(850)	-
Total operating income (loss)	16,065	15,102	7,197	12,022	(5,943)	(14,843)	17,319	12,281
Non-operating expense	—	—	—	—	(1,735)	(2,267)	(1,735)	(2,267)
Income (loss) before income taxes	$16,065	$15,102	$7,197	$12,022	$(7,678)	$(17,110)	$15,584	$10,014
Supplementary Data
Net tons sold	34,140	35,983	28,864	35,039	—	—	63,004	71,022
Depreciation, depletion and amortization ($ in thousands) (1)	$6,981	$6,466	$5,848	$5,451	$904	$3,485	$13,733	$15,402
Capital expenditures	2,773	3,956	1,739	2,103	867	955	5,379	7,014

(1)	The amount presented in 2020 in the Other and unallocated column represents accelerated depreciation incurred in connection with the restructuring of our metallized operations.

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

GLATFELTER

Form 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report on Form 10-K.

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

COVID-19 Pandemic  On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic as the virus spread throughout the world. The COVID-19 pandemic and the actions undertaken throughout the world in an attempt to contain the virus have had an unprecedented and significant adverse impact on global economies in terms of reduced GDP, increased unemployment, and insolvencies in a variety of industries and markets. As a result, we have experienced and may continue to experience weaker demand for certain of our products due to the effects of the pandemic. During the first three months of 2021, our financial performance and results of operations have been impacted by the pandemic primarily by weaker demand for tabletop products used by restaurants, catering and similar venues, all of which were impacted by “lockdowns” throughout many regions of the world. The majority of our other product portfolios are considered to be “essential or life-sustaining” and we continued to produce products used in the global response effort to the pandemic. We believe demand for certain of our products, such as Composite Fibers’ food & beverage filtration products and Airlaid Materials’ personal hygiene and wipes, will remain strong.

Pending Acquisition  As discussed in Item 1 - Financial Statements, Note 3 “Pending Acquisition,” we signed a definitive agreement to purchase Georgia-Pacific's U.S. nonwovens business (“G-P”) for $175 million. This business includes the Mount Holly, NC manufacturing facility, with annual production capacity of approximately 37,000 metric tons, and an R&D center and pilot line for nonwovens product development in Memphis, TN. G-P had annual net sales of approximately $100 million in 2020. Upon completion

GLATFELTER

Form 10-Q

of the acquisition, which is expected by mid-May 2021, the acquired business will be operated as part of our Airlaid Materials reporting segment.

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

Three months ended March 31, 2021 versus the three months ended March 31, 2020

Overview For the first three months of 2021, we reported income from continuing operations of $8.4 million, or $0.19 per share compared with $7.4 million and $0.17 per diluted share in the year earlier period. The following table sets forth summarized consolidated results of operations:

	Three months ended March 31
In thousands, except per share	2021	2020
Net sales	$225,674	$231,560
Gross profit	39,296	36,875
Operating income	17,319	12,281
Continuing operations
Income	8,394	7,406
Earnings per share	0.19	0.17
Net income	8,394	7,406
Earnings per share	$0.19	$0.17

The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect a number of significant actions we undertook including strategic initiatives, corporate headquarter relocation, cost optimization and the restructuring and consolidation of our metallized business, among others. Excluding these items from reported results, adjusted earnings, a non-GAAP measure, was $8.5 million, or $0.19 per diluted share for 2021, compared with $10.8 million, or $0.24 per diluted share, a year ago. Operating income for Composite Fibers increased by $1.0 million, or 6.4%; however, Airlaid Materials’ operating income was $4.8 million, or 40.1% lower.

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

Adjusted earnings consists of net income determined in accordance with GAAP adjusted to exclude the impact of the following:

Strategic initiatives. These adjustments primarily reflect professional and legal fees incurred directly related to evaluating and executing certain strategic initiatives including costs associated with acquisitions and related integrations.

Corporate headquarters relocation. These adjustments reflect costs incurred in connection with the strategic relocation of the Company’s corporate headquarters to Charlotte, NC. The costs are primarily related to employee relocation costs and exit costs at the former corporate headquarters.

Restructuring charge – Metallized operations. This adjustment represents the charges incurred in connection with the decision to restructure a portion of the Composite Fibers segment, primarily consisting of the consolidation of our metallizing operation from Gernsbach, Germany to Caerphilly, UK. The charge in the first quarter of 2020 included a non-cash charge of $2.5 million associated with accelerated depreciation and cash severance costs totaling $3.5 million.

GLATFELTER

Form 10-Q

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

Pension settlement expenses, net. This adjustment reflects professional fees recorded in connection with the Company’s termination of its qualified pension plan and the related actions to settle all obligations to the plan’s participants. Since the pension plan was fully funded, the settlement of pension obligations did not require the use of the Company’s cash, but instead was accomplished with plan assets.

Timberland sales and related costs. These adjustments exclude gains from the sales of timberlands as these items are not considered to be part of our core business, ongoing results of operations or cash flows. These adjustments are irregular in timing and amount and may benefit our operating results.

Coronavirus Aid, Relief, and Economic Security (CARES) Act 2020. This adjustment reflects taxes recorded as a result of the March 27, 2020 change in U.S. tax law which, among others, allows net operating losses to be carried back five years.

Adjusted earnings and adjusted earnings per share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP.

The following table sets forth the reconciliation of net income to adjusted earnings for the three months ended March 31, 2021 and 2020:

	Three months ended March 31
	2021		2020
In thousands, except per share	Amount	EPS	Amount	EPS
Net income	$8,394	$0.19	$7,406	$0.17
Adjustments (pre-tax)
Strategic initiatives	603		—
Corporate headquarters relocation	155		—
Restructuring charge - Metallized operations	—		5,987
Cost optimization actions	—		1,748
Pension settlement expenses, net	—		73
Timberland sales and related costs	(850)		—
Total adjustments (pre-tax)	(92)		7,808
Income taxes (1)	81		(1,835)
CARES Act of 2020 tax provision (benefit) (2)	93		(2,569)
Total after-tax adjustments	82	—	3,404	0.07
Adjusted earnings	$8,476	$0.19	$10,810	$0.24

(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated.
(2)

Tax impact recorded in connection with passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) related to provisions that modified the “net operating loss” provisions of previous law to allow certain losses to be carried back five years.

GLATFELTER

Form 10-Q

Segment Financial Performance

Three months ended March 31					Other and
Dollars in thousands	Composite Fibers		Airlaid Materials		Unallocated		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$141,249	$132,711	$84,425	$98,849	$—	$—	$225,674	$231,560
Cost of products sold	114,267	106,985	72,585	82,246	(474)	5,454	186,378	194,685
Gross profit (loss)	26,982	25,726	11,840	16,603	474	(5,454)	39,296	36,875
SG&A	10,917	10,624	4,643	4,581	7,267	9,389	22,827	24,594
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(850)	—	(850)	—
Total operating income (loss)	16,065	15,102	7,197	12,022	(5,943)	(14,843)	17,319	12,281
Non-operating expense	—	—	—	—	(1,735)	(2,267)	(1,735)	(2,267)
Income (loss) before income taxes	$16,065	$15,102	$7,197	$12,022	$(7,678)	$(17,110)	$15,584	$10,014
Supplementary Data
Net tons sold	34,140	35,983	28,864	35,039	—	—	63,004	71,022
Depreciation, depletion and amortization ($ in thousands) (1)	$6,981	$6,466	$5,848	$5,451	$904	$3,485	$13,733	$15,402
Capital expenditures	2,773	3,956	1,739	2,103	867	955	5,379	7,014
(1)	The amount presented in 2020 in the Other and unallocated column represents accelerated depreciation incurred in connection with the restructuring of the metallized operations.

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

Sales and Costs of Products Sold

	Three months ended March 31
In thousands	2021	2020	Change
Net sales	$225,674	$231,560	$(5,886)
Costs of products sold	186,378	194,685	(8,307)
Gross profit	$39,296	$36,875	$2,421
Gross profit as a percent of Net sales	17.4%	15.9%

The following table sets forth the contribution to consolidated net sales by each segment:

	Three months ended March 31
Percent of Total	2021	2020
Segment
Composite Fibers	62.6%	57.3%
Airlaid Materials	37.4	42.7
Total	100.0%	100.0%

GLATFELTER

Form 10-Q

Net sales totaled $225.7 million and $231.6 million in the first three months of 2021 and 2020, respectively. On a constant currency basis, Composite Fibers’ and Airlaid Material’s net sales decreased by 1.4% and 18.8%, respectively.

Composite Fibers’ net sales increased $8.5 million or 6.4% in the first quarter of 2021, compared to the year-ago quarter, mainly driven by favorable currency translation of $10.3 million. Overall shipments, excluding metallized, which was restructured in the second quarter of 2020, were in-line with the first quarter of 2020.

Composite Fibers’ operating income of $16.1 million was $1.0 million higher, or approximately 6% favorable, compared to the first quarter of 2020 as a result of improved sales mix, which favorably impacted results by $1.1 million. Raw material and energy prices were $1.3 million higher than the same period last year, but mostly mitigated by improved operations of $1.2 million. The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart:

Airlaid Materials’ net sales decrease $14.4 million, in the year-over-year comparison. Shipments were 18% lower driven by continued softness in tabletop demand from delays in restaurant opening as well as lower shipments in the hygiene and wipes categories as customers adjusted their buying patterns following elevated year-end inventory levels maintained due to the pandemic. Currency translation was $4.2 million favorable.

Airlaid Materials’ first quarter 2021 operating income of $7.2 million was $4.8 million lower when compared to the first quarter of 2020. Lower shipping volumes unfavorably impacted earnings by $3.2 million and operations were $1.3 million unfavorable driven by lower production to manage customer demand and inventory levels. Selling price increases due to raw material pass-through provisions were more than offset by higher raw material and energy prices, reducing earnings by net $0.3 million. The primary drivers are summarized in the following chart:

GLATFELTER

Form 10-Q

Other and Unallocated The amount of “Other and Unallocated” operating expense in our table of Segment Financial Information totaled $5.9 million in the first three months of 2021 compared with $14.8 million in the first three months of 2020. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the comparison decreased $1.0 million.

Income taxes  During the first three months of 2021, income from continuing operations totaled $15.6 million and income tax expense totaled $7.2 million. On adjusted pre-tax income of $15.5 million, income tax expense was $7.0 million in the first three months of 2021. The comparable amounts in the same period of 2020 were $17.8 million and $7.0 million, respectively. The effective tax rate on adjusted earnings was 45% in the first three months of 2021.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our Euro denominated revenue exceeds Euro expenses by an estimated €150 million. For the first three months of 2021, the average currency exchange rate was 1.19 dollar/euro compared with 1.10 in the same period of 2020. With respect to the British Pound Sterling, Canadian Dollar, and Philippine Peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the Euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first three months of 2021.

In thousands	Three months ended March 31, 2021
Favorable (unfavorable)
Net sales	$14,527
Costs of products sold	(13,587)
SG&A expenses	(863)
Income taxes and other	(201)
Net loss	$(124)

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2021 were the same as 2020. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant expenditures for new or enhanced equipment, to support our research and development efforts, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Three months ended March 31
In thousands	2021	2020
Cash, cash equivalents and restricted cash at the beginning of period	$111,665	$126,201
Cash used by
Operating activities	(6,046)	(5,603)
Investing activities	(4,603)	(7,014)
Financing activities	179	(6,847)
Effect of exchange rate changes on cash	(2,213)	(937)
Change in cash and cash equivalents from discontinued operations	(78)	(316)
Net cash used	(12,761)	(20,717)
Cash, cash equivalents and restricted cash at the end of period	98,904	105,484
Less: restricted cash in Prepaid and other current assets	(2,000)	(1,259)
Less: restricted cash in Other assets	(9,538)	—
Cash and cash equivalents at the end of period	$87,366	$104,225

GLATFELTER

Form 10-Q

At March 31, 2021, we had $87.4 million in cash and cash equivalents (“cash”) held by both domestic and foreign subsidiaries. Approximately 90.6% of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes. In addition to cash, as of March 31, 2021, $178.1 million was available under our existing revolving credit agreement.

Cash used by operating activities in the first three months of 2021 totaled $6.0 million compared with $5.6 million in the same period a year ago. The change in operating cash flow used reflects a slight decrease in earnings before interest, taxes, depreciation and amortization as well as by increased working capital usage primarily for inventory.

At March 31, 2021, we recorded approximately $12 million of value added tax liability and a related receivable identified while reviewing certain customer sales arrangements. We expect to fully recover all amounts owed with no net impact to earnings or cash flow of the Company.  However, the timing of payment and the recovery from customers may not occur in the same quarterly period.

Net cash used by investing activities was $4.6 million compared with $7.0 million in the same period a year ago. Capital expenditures totaled $5.4 million and $7.0 million for the three months ended March 31, 2021 and 2020, respectively, and are expected to be $38 million to $42 million for the full year 2021.

Net cash provided by financing activities totaled $0.2 million in the first three months of 2021 compared with a use of $6.8 million in the same period of 2020. The change in financing activities primarily reflects a $11.7 million short-term borrowing, the proceeds of which were used for general purposes.

The 2019 Facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 4.0x provided that such ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of March 31, 2021, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 1.8x, within the limits set forth in our credit agreement. As part of our proactive management of potential risks presented by the COVID-19 pandemic we assessed our liquidity position in a number of more severe scenarios projecting potential implications of the economic crises. We believe the strength of our balance sheet and our production of engineered materials essential to the global response effort provides adequate financial flexibility in this challenging time. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The following table sets forth our outstanding long-term indebtedness:

	March 31	December 31
In thousands	2021	2020
Revolving credit facility, due Feb. 2024	$36,531	$36,813
Term loan, due Feb. 2024	235,379	249,715
2.40% Term Loan, due Jun. 2022	2,094	2,629
2.05% Term Loan, due Mar. 2023	12,516	14,737
1.30% Term Loan, due Jun. 2023	3,769	4,382
1.55% Term Loan, due Sep. 2025	6,466	7,143
Total long-term debt	296,755	315,419
Less current portion	(23,942)	(25,057)
Unamortized deferred issuance costs	(1,734)	(1,898)
Long-term debt, net of current portion	$271,079	$288,464

In addition to the debt summarized above, on March 30, 2021, we entered into an $11.7 million one-year, fixed-rate borrowing arrangement with a commercial bank. The proceeds are available for general corporate purposes. Financing activities include cash used for common stock dividends. In both the first three months of 2021 and 2020, we used $6.0 million and $5.8 million, respectively, of cash for dividends on our common stock. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.

GLATFELTER

Form 10-Q

As discussed earlier, we signed a definitive agreement to purchase Georgia-Pacific's U.S. nonwovens business for $175 million, subject to customary post-closing purchase price adjustments. The acquisition will be financed through a combination of cash on hand and borrowings under our revolving credit facility.

At March 31, 2021, we had ample liquidity consisting of $87.4 million of cash on hand and $178.1 million of capacity under our revolving credit facility. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt.

Off-Balance-Sheet Arrangements As of March 31, 2021 and December 31, 2020, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					March 31, 2021
In thousands, except percentages	2021	2022	2023	2024	2025	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At variable interest rates	$263,849	$252,564	$239,667	$43,240	$—	$271,910	$271,910
At fixed interest rates – Term Loans	20,704	11,289	3,797	1,796	431	24,845	25,113
						$296,755	$297,023
Weighted-average interest rate
On variable rate debt	1.26%	1.26%	1.26%	1.26%	—
On fixed rate debt – Term Loans	1.83%	1.73%	1.58%	1.55%	1.55%

Interest rate swap
Pay fixed/received variable (notional)	€180,000	€180,000	€180,000	—	—
Rate paid	0.0395%	0.0395%	0.0395%	—	—
Rate received	—	—	—	—	—

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of March 31, 2021. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At March 31, 2021, we had $295.0 million of long-term debt, net of unamortized debt issuance costs, of which 92.2% was at variable interest rates. After giving effect to the interest rate swap agreement, approximately 20.6% of our debt was at variable interest rates. The fixed rate Term Loans and the variable rate debt are primarily euro-based borrowings and thus the value of which is also subject to currency risk. Variable-rate debt outstanding represents borrowings under our revolving credit agreement, primarily Euro-denominated, that accrues interest based on one-month Euro LIBOR, but in no event less than zero, plus the applicable margin. In addition, variable-rate debt includes U.S. dollar denominated borrowings that accrue interest based on one-month U.S. dollar LIBOR. At March 31, 2021, the weighted-average interest rate paid was equal to 1.26%. A hypothetical 100 basis point increase in the interest rate on variable rate debt would increase annual interest expense by $0.3 million. In the event rates are lower, interest expense would be unchanged.

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

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. On an annual basis, our Euro denominated revenue exceeds euro expenses by an estimated €150 million. With respect to the British Pound Sterling, Canadian Dollar, and Philippine Peso, we have differing amounts

GLATFELTER

Form 10-Q

of inflows and outflows of these currencies, although to a lesser degree than the Euro. As a result, particularly with respect to the Euro, we are exposed to changes in currency exchange rates and such changes could be significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended March 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its iXBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Extension Calculation Linkbase.

101.DEF	XBRL Extension Definition Linkbase.

101.LAB	XBRL Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as an inline XBRL and contained in Exhibit 101).

GLATFELTER

Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Glatfelter Corporation (Registrant)

May 4, 2021

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

GLATFELTER

Form 10-Q