Form 10-Q
period 2021-06-30
Glatfelter Corp
filed 2021-08-03
CIK 41719

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

Common Stock outstanding on July 26, 2021 totaled 44,525,089 shares.

GLATFELTER CORPORATION AND SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

June 30, 2021

PART I

Item 1 – Financial Statements

GLATFELTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands, except per share	2021	2020	2021	2020

Net sales	$244,911	$216,183	$470,585	$447,743
Costs of products sold	209,357	184,120	395,735	378,878
Gross profit	35,554	32,063	74,850	68,865
Selling, general and administrative expenses	28,984	23,551	51,811	48,072
Gains on dispositions of plant, equipment and timberlands, net	(1,553)	(597)	(2,403)	(597)
Operating income	8,123	9,109	25,442	21,390
Non-operating income (expense)
Interest expense	(1,772)	(1,759)	(3,303)	(3,537)
Interest income	11	87	31	351
Pension settlement expenses, net	—	(6,330)	—	(6,403)
Other, net	(849)	(835)	(1,073)	(1,515)
Total non-operating expense	(2,610)	(8,837)	(4,345)	(11,104)
Income from continuing operations before income taxes	5,513	272	21,097	10,286
Income tax provision	4,021	2,553	11,211	5,161
Income (loss) from continuing operations	1,492	(2,281)	9,886	5,125

Discontinued operations:
Loss before income taxes	(82)	(135)	(82)	(135)
Income tax provision	—	—	—	—
Loss from discontinued operations	(82)	(135)	(82)	(135)
Net income (loss)	$1,410	$(2,416)	$9,804	$4,990

Basic earnings per share
Income (loss) from continuing operations	$0.03	$(0.05)	$0.22	$0.12
Loss from discontinued operations	—	—	—	(0.01)
Basic earnings per share	$0.03	$(0.05)	$0.22	$0.11

Diluted earnings per share
Income (loss) from continuing operations	$0.03	$(0.05)	$0.22	$0.12
Loss from discontinued operations	—	—	—	(0.01)
Diluted earnings per share	$0.03	$(0.05)	$0.22	$0.11

Weighted average shares outstanding
Basic	44,563	44,343	44,507	44,309
Diluted	44,872	44,343	44,865	44,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

GLATFELTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands	2021	2020	2021	2020
Net income (loss)	$1,410	$(2,416)	$9,804	$4,990
Foreign currency translation adjustments	3,846	5,891	(9,347)	(8,012)
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $114, $295, $(1,187) and $696, respectively	(316)	(552)	2,945	(1,869)
Unrecognized retirement obligations, net of taxes of $(14), $52, $(87) and $103, respectively	150	(99)	242	(200)
Other comprehensive income (loss)	3,680	5,240	(6,160)	(10,081)
Comprehensive income (loss)	$5,090	$2,824	$3,644	$(5,091)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

GLATFELTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30	December 31
In thousands	2021	2020
Assets
Cash and cash equivalents	$84,164	$99,581
Accounts receivable, net	144,155	122,817
Inventories	220,206	196,230
Prepaid expenses and other current assets	43,578	34,297
Total current assets	492,103	452,925

Plant, equipment and timberlands, net	621,103	543,267
Goodwill	195,461	164,369
Intangible assets, net	95,022	81,835
Other assets	56,401	44,485
Total assets	$1,460,090	$1,286,881

Liabilities and Shareholders' Equity
Current portion of long-term debt	$24,267	$25,057
Short-term debt	11,884	—
Accounts payable	122,834	127,505
Dividends payable	6,233	5,988
Environmental liabilities	3,206	3,700
Other current liabilities	73,930	71,093
Total current liabilities	242,354	233,343

Long-term debt	445,261	288,464
Deferred income taxes	77,123	77,131
Other long-term liabilities	124,107	110,011
Total liabilities	888,845	708,949

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	62,796	63,261
Retained earnings	720,934	723,365
Accumulated other comprehensive loss	(64,813)	(58,653)
	719,461	728,517
Less cost of common stock in treasury	(148,216)	(150,585)
Total shareholders’ equity	571,245	577,932
Total liabilities and shareholders’ equity	$1,460,090	$1,286,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

GLATFELTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30
In thousands	2021	2020
Operating activities
Net income	$9,804	$4,990
Loss from discontinued operations, net of taxes	82	135

Adjustments to reconcile to net cash provided (used) by continuing operations:
Depreciation, depletion and amortization	28,466	29,608
Amortization of debt issue costs and original issue discount	309	293
Asset impairment charge	—	900
Deferred income tax provision (benefit)	616	(2,432)
Gains on dispositions of plant, equipment and timberlands, net	(2,403)	(597)
Share-based compensation	2,537	2,377
Change in operating assets and liabilities:
Accounts receivable	(11,533)	1,388
Inventories	(21,870)	(7,450)
Prepaid and other current assets	3,377	(1,757)
Accounts payable	(4,542)	(33,062)
Accruals and other current liabilities	(5,841)	2,510
Other	2,363	2,185
Net cash provided (used) by operating activities from continuing operations	1,365	(912)
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(11,211)	(12,011)
Proceeds from disposals of plant, equipment and timberlands, net	2,510	613
Acquisition, net of cash acquired	(172,331)	—
Other	(104)	(50)
Net cash used by investing activities from continuing operations	(181,136)	(11,448)
Financing activities
Proceeds from short-term debt	11,725	—
Net borrowings under revolving credit facility	178,077	—
Payments of borrowing costs	(35)	—
Repayment of term loans	(12,159)	(11,300)
Payments of dividends	(11,991)	(11,513)
Payments related to share-based compensation awards and other	(479)	(362)
Net cash provided (used) by financing activities from continuing operations	165,138	(23,175)
Effect of exchange rate changes on cash	(1,432)	(123)
Net decrease in cash, cash equivalents and restricted cash	(16,065)	(35,658)
Decrease in cash, cash equivalents and restricted cash from discontinued operations	(238)	(945)
Cash, cash equivalents and restricted cash at the beginning of period	111,665	126,201
Cash, cash equivalents and restricted cash at the end of period	95,362	89,598
Less: restricted cash in Prepaid expenses and other current assets	(2,000)	(2,000)
Less: restricted cash in Other assets	(9,197)	(10,979)
Cash and cash equivalents at the end of period	$84,165	$76,619

Supplemental cash flow information
Cash paid for:
Interest	$2,920	$3,175
Income taxes, net	7,098	4,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

GLATFELTER CORPORATION AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

In thousands	Common stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at April 1, 2021	$544	$62,576	$725,756	$(68,493)	$(149,322)	$571,061
Net income			1,410			1,410
Other comprehensive income				3,680		3,680
Comprehensive income						5,090
Cash dividends declared ($0.14 per share)			(6,232)			(6,232)
Share-based compensation expense		1,329				1,329
Delivery of treasury shares
RSUs and PSAs		(1,109)			1,106	(3)
Balance at June 30, 2021	$544	$62,796	$720,934	$(64,813)	$(148,216)	$571,245

Balance at April 1, 2020	$544	$59,623	$727,440	$(93,217)	$(151,480)	$542,910
Net loss			(2,416)			(2,416)
Other comprehensive income				5,240		5,240
Comprehensive income						2,824
Cash dividends declared ($0.135 per share)			(5,989)			(5,989)
Share-based compensation expense		1,292				1,292
Delivery of treasury shares
RSUs and PSAs		(865)			850	(15)
Employee stock options exercised — net		(68)			45	(23)
Balance at June 30, 2020	$544	$59,982	$719,035	$(87,977)	$(150,585)	$540,999

Balance at January 1, 2021	$544	$63,261	$723,365	$(58,653)	$(150,585)	$577,932
Net income			9,804			9,804
Other comprehensive loss				(6,160)		(6,160)
Comprehensive income						3,644
Cash dividends declared ($0.275 per share)			(12,235)			(12,235)
Share-based compensation expense		2,537				2,537
Delivery of treasury shares
RSUs and PSAs		(3,002)			2,369	(633)
Balance at June 30, 2021	$544	$62,796	$720,934	$(64,813)	$(148,216)	$571,245

Balance at January 1, 2020	$544	$59,900	$725,795	$(77,896)	$(152,384)	$555,959
Net income			4,990			4,990
Other comprehensive loss				(10,081)		(10,081)
Comprehensive loss						(5,091)
Cash dividends declared ($0.265 per share)			(11,750)			(11,750)
Share-based compensation expense		2,377				2,377
Delivery of treasury shares
RSUs and PSAs		(2,078)			1,657	(421)
Employee stock options exercised — net		(217)			142	(75)
Balance at June 30, 2020	$544	$59,982	$719,035	$(87,977)	$(150,585)	$540,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

Form 10-Q

GLATFELTER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION

Glatfelter Corporation and subsidiaries (“Glatfelter”) is a leading global supplier of engineered materials. Our high-quality, innovative and customizable solutions are found in tea and single-serve coffee filtration, personal hygiene and packaging products, as well as home improvement and industrial applications. We are headquartered in Charlotte, NC, and operate facilities in the United States, Canada, Germany, France, the United Kingdom and the Philippines. We have sales and distribution offices in the United States, Europe, Russia, Italy, and China. Our products are marketed worldwide, either directly to customers or through brokers and agents. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to Glatfelter Corporation and subsidiaries unless the context indicates otherwise.
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
3.	ACQUISITION

On May 13, 2021, we completed the acquisition of all the outstanding equity interests in Georgia-Pacific Mt. Holly LLC, Georgia-Pacific's U.S. nonwovens business ("Mount Holly"), for $170.7 million, subject to customary post-closing purchase price adjustments. This business includes the Mount Holly, NC manufacturing facility with annual production capacity of approximately 37,000 metric tons and an R&D center and pilot line for nonwovens product development in Memphis, TN. The Mount Holly facility produces high-quality airlaid products for the wipes, hygiene, and other nonwoven materials markets, competing in the marketplace with nonwoven technologies and substrates, as well as other materials focused primarily on consumer based end-use applications. The facility employs approximately 140 people. Mount Holly’s results are reported prospectively from the acquisition date as part of our Airlaid Materials segment. Mount Holly had annual net sales of approximately $100 million in 2020.

The acquisition was financed through a combination of cash on hand and borrowings under our revolving credit facility.

The preliminary purchase price allocation set forth in the following table is based on all information available to us at the present time and is subject to change. In the event new information becomes available, primarily related to the finalization of post-closing working capital adjustments, the measurement of the amount of goodwill reflected may be affected.

GLATFELTER

Form 10-Q

The following table summarizes preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

In thousands	Preliminary Allocation
Assets
Accounts receivable	$11,576
Inventory	7,031
Prepaid and other current assets	11
Plant, equipment and timberlands	100,498
Intangible assets	20,000
Goodwill	36,045
Other assets	8,041
Total assets	183,202
Liabilities
Accounts payable	2,587
Other current liabilities	2,017
Other long-term liabilities	7,865
Total liabilities	12,469
Total purchase price	$170,733

For purposes of allocating the total purchase price, assets acquired and liabilities assumed are recorded at their estimated fair market value. The allocation set forth above is based on management’s estimate of the fair value using valuation techniques such as discounted cash flow models, appraisals and similar methodologies. The amount allocated to intangible assets represents the estimated value of customer relationships.

Acquired property, plant and equipment are being depreciated on a straight-line basis with estimated remaining lives ranging from five years to 35 years. Intangible assets are being amortized on a straight-line basis over an estimated remaining life of 11 years reflecting the expected future value.

In connection with the Mount Holly acquisition, we recorded $36.0 million of goodwill and $20.0 million of identifiable intangible assets consisting of customer relationships. The goodwill arising from the acquisition largely relates to strategic benefits, product and market diversification, assembled workforce, and similar factors. For tax purposes, the goodwill is deductible over 15 years.

Revenue and operating income of Mount Holly included in our consolidated results of operations for 2021 totaled $10.1 million and $1.3 million, respectively. The following table summarizes unaudited pro forma financial information as if the acquisition occurred as of January 1, 2020:

(unaudited)	Three months ended June 30		Six months ended June 30
In thousands, except per share	2021	2020	2021	2020
Pro forma
Net sales	$254,452	$241,641	$501,083	$498,352
Income (loss) from continuing operations	(919)	(766)	7,824	8,286
Income (loss) per share from continuing operations	(0.02)	(0.02)	0.17	0.19

The pro forma financial information set forth above for the three months ended and the six months ended June 30, 2021 includes $3.7 million and $4.3 million, respectively, of one-time costs directly related to the Mount Holly transaction. Such costs are presented under the caption “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income.

GLATFELTER

Form 10-Q

4.	REVENUE

The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended June 30		Six months ended June 30
In thousands	2021	2020	2021	2020
Composite Fibers
Food & beverage	$73,535	$73,014	$150,488	$144,481
Wallcovering	24,182	11,259	46,811	31,152
Technical specialties	24,708	18,816	48,203	38,823
Composite laminates	10,549	8,126	20,358	17,889
Metallized	8,624	10,922	16,987	22,503
	141,598	122,137	282,847	254,848
Airlaid Materials
Feminine hygiene	47,184	50,668	94,825	100,764
Specialty wipes	21,371	20,947	37,287	38,159
Tabletop	17,188	5,529	24,051	20,581
Adult incontinence	5,083	5,011	9,761	11,156
Home care	6,339	6,278	10,262	11,490
Other	6,148	5,613	11,552	10,745
	103,313	94,046	187,738	192,895
	$244,911	$216,183	$470,585	$447,743

	Three months ended June 30		Six months ended June 30
In thousands	2021	2020	2021	2020
Composite Fibers
Europe, Middle East and Africa	$85,796	$68,807	$172,741	$148,402
Americas	35,369	33,352	67,210	66,073
Asia Pacific	20,433	19,978	42,896	40,373
	141,598	122,137	282,847	254,848

Airlaid Materials
Europe, Middle East and Africa	49,552	45,879	94,624	98,599
Americas	52,031	45,262	89,516	89,648
Asia Pacific	1,730	2,905	3,598	4,648
	103,313	94,046	187,738	192,895
	$244,911	$216,183	$470,585	$447,743

5.	RESTRUCTURING

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

The restructuring charge is recorded under the caption “Costs of product sold” in the accompanying condensed consolidated statements of income for the three months and six months ended June 30, 2020. The amounts accrued for severance and benefit continuation are recorded as other current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2021

GLATFELTER

Form 10-Q

and December 31, 2020. The accrued and unpaid restructuring charge totaled approximately $0.2 million and $1.0 million as of June 30, 2021 and December 31, 2020, respectively. With the exception of the severance and benefit continuation amounts, substantially all other amounts accrued represent accelerated non-cash asset write-downs.
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

7.	GAINS ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS

The following table sets forth sales of timberlands and other assets completed during the first six months of 2021 and 2020:

Dollars in thousands	Acres	Proceeds	Gain
2021
Timberlands	936	$2,510	$2,403
Other	n/a	—	—
Total		$2,510	$2,403

2020
Timberlands	216	$613	$601
Other	n/a	—	(4)
Total		$613	$597

8.	DISCONTINUED OPERATIONS

On October 31, 2018, we completed the previously announced sale of our Specialty Papers business on a cash free and debt free basis to Pixelle Specialty Solutions LLC, an affiliate of Lindsay Goldberg (the “Purchaser”) for $360 million.

For both the three months and six months ended June 30, 2021, we reported a net loss from discontinued operations of $82 thousand compared with a net loss of $135 thousand in each of the same periods of 2020.

The following table sets forth a summary of cash flows from discontinued operations which is included in the condensed consolidated statements of cash flows:

	Six months ended June 30
In thousands	2021	2020
Net cash used by operating activities	$(238)	$(945)
Net cash used by investing activities	—	—
Net cash provided by financing activities	—	—
Change in cash and cash equivalents from discontinued operations	$(238)	$(945)

GLATFELTER

Form 10-Q

9.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”) from continuing operations:

	Three months ended June 30		Six months ended June 30
In thousands, except per share	2021	2020	2021	2020
Income (loss) from continuing operations	$1,492	$(2,281)	$9,886	$5,125

Weighted average common shares outstanding used in basic EPS	44,563	44,343	44,507	44,309
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	309	—	358	232
Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,872	44,343	44,865	44,541

Earnings (loss) per share from continuing operations
Basic	$0.03	$(0.05)	$0.22	$0.12
Diluted	0.03	(0.05)	0.22	0.12

The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the periods indicated, because their effect would be anti-dilutive:

	Three months ended June 30		Six months ended June 30
In thousands	2021	2020	2021	2020
Potential common shares	1,082	1,129	1,082	1,129

GLATFELTER

Form 10-Q

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months and six months ended June 30, 2021 and 2020.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total

Balance at April 1, 2021	$(55,718)	$765	$(12,706)	$(834)	$(68,493)
Other comprehensive income (loss) before reclassifications (net of tax)	3,846	(341)	—	—	3,505
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	25	197	(47)	175
Net current period other comprehensive income (loss)	3,846	(316)	197	(47)	3,680
Balance at June 30, 2021	$(51,872)	$449	$(12,509)	$(881)	$(64,813)

Balance at April 1, 2020	$(90,249)	$2,999	$(7,105)	$1,138	$(93,217)
Other comprehensive income before reclassifications (net of tax)	5,891	516	—	—	6,407
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,068)	149	(248)	(1,167)
Net current period other comprehensive income (loss)	5,891	(552)	149	(248)	5,240
Balance at June 30, 2020	$(84,358)	$2,447	$(6,956)	$890	$(87,977)

Balance at January 1, 2021	$(42,525)	$(2,496)	$(12,844)	$(788)	$(58,653)
Other comprehensive income (loss) before reclassifications (net of tax)	(9,347)	2,933	—	—	(6,414)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	12	335	(93)	254
Net current period other comprehensive income (loss)	(9,347)	2,945	335	(93)	(6,160)
Balance at June 30, 2021	$(51,872)	$449	$(12,509)	$(881)	$(64,813)

Balance at January 1, 2020	$(76,346)	$4,316	$(7,253)	$1,387	$(77,896)
Other comprehensive income (loss) before reclassifications (net of tax)	(8,012)	799	—	—	(7,213)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(2,668)	297	(497)	(2,868)
Net current period other comprehensive income (loss)	(8,012)	(1,869)	297	(497)	(10,081)
Balance at June 30, 2020	$(84,358)	$2,447	$(6,956)	$890	$(87,977)

GLATFELTER

Form 10-Q

Reclassifications out of accumulated other comprehensive income and into the condensed consolidated statements of income were as follows:

	Three months ended June 30		Six months ended June 30
In thousands	2021	2020	2021	2020
Description					Line Item in Statements of Income
Cash flow hedges (Note 20)
(Gains) losses on cash flow hedges	$33	$(1,488)	$57	$(3,670)	Costs of products sold
Tax expense (benefit)	(22)	420	(73)	1,002	Income tax provision
Net of tax	11	(1,068)	(16)	(2,668)

Loss on interest rate swaps	22	—	43	—	Interest expense
Tax benefit	(8)	—	(15)	—	Income tax provision
Net of tax	14	—	28	—
Total cash flow hedges	25	(1,068)	12	(2,668)
Retirement plan obligations (Note 12)
Amortization of deferred benefit pension plans
Prior service costs	12	11	24	23	Other, net
Actuarial losses	199	161	398	321	Other, net
	211	172	422	344
Tax benefit	(14)	(23)	(87)	(47)	Income tax provision
Net of tax	197	149	335	297
Amortization of deferred benefit other plans
Prior service costs	(59)	(116)	(117)	(232)	Other, net
Actuarial gains	12	(208)	24	(417)	Other, net
	(47)	(324)	(93)	(649)
Tax expense	—	76	—	152	Income tax provision
Net of tax	(47)	(248)	(93)	(497)
Total reclassifications, net of tax	$175	$(1,167)	$254	$(2,868)

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

The following table summarizes RSU and PSA activity during periods indicated:

Units	2021	2020
Balance at January 1,	1,071,652	896,463
Granted	352,763	369,975
Forfeited	(98,012)	(81,046)
Shares delivered	(196,637)	(136,182)
Balance at June 30,	1,129,766	1,049,210

The amount granted in 2021 and 2020 includes 162,480 and 169,983, respectively, of PSAs exclusive of reinvested dividends.

The following table sets forth aggregate RSU and PSA compensation expense included in continuing operations for the periods indicated:

	June 30
In thousands	2021	2020
Three months ended	$1,329	$1,292
Six months ended	2,537	2,377

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

The following table sets forth information related to outstanding SOSARS:

	2021		2020
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	1,082,413	$20.40	1,291,947	$20.05
Granted	—	—	—	—
Exercised	—	—	(58,460)	12.85
Canceled / forfeited	—	—	(104,801)	21.57
Outstanding at June 30,	1,082,413	$20.40	1,128,686	$20.28

12.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans included in continuing operations.

	Three months ended June 30		Six months ended June 30
In thousands	2021	2020	2021	2020
Pension Benefits
Service cost	$—	$48	$—	$92
Interest cost	273	300	523	601
Amortization of prior service cost	12	11	24	23
Amortization of actuarial loss	199	161	398	321
Total net periodic benefit expense	$484	$520	$945	$1,037

Other Benefits
Service cost	$7	$7	$14	$14
Interest cost	32	46	64	92
Amortization of prior service credit	(59)	(116)	(117)	(232)
Amortization of actuarial loss	12	(208)	24	(417)
Total net periodic benefit income	$(8)	$(271)	$(15)	$(543)

GLATFELTER

Form 10-Q

13.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

For the six months ended June 30, 2021 we had pretax income of $21.1 million and income tax expense of $11.2 million. The effective income tax rate for the period ended June 30, 2021 was unfavorably impacted primarily by $15.6 million in pretax losses in the U.S., which generated no tax benefit, and a $2.1 million unfavorable impact attributable to income tax rate increases in Germany and the United Kingdom.

For the six months ended June 30, 2021, we recorded a decrease in our valuation allowance of $0.6 million against our net deferred tax assets. In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of the evidence indicated it is more likely than not that the deferred assets will not be realized.

As of June 30, 2021 and December 31, 2020, we had $48.3 million and $46.3 million, respectively, of gross unrecognized tax benefits. As of June 30, 2021, if such benefits were to be recognized, approximately $37.9 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

GLATFELTER

Form 10-Q

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

	Open Tax Years
Jurisdiction	Examinations not yet initiated	Examinations in progress

United States
Federal	2014 - 2015; 2017 - 2020	N/A
State	2016 - 2020	2015 - 2018
Canada(1)	2013 - 2018; 2020	2019
Germany(1)	2020	2016 - 2019
France	2018 - 2020	N/A
United Kingdom	2019 - 2020	N/A
Philippines	2019 - 2020	2018

(1)	includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $6.4 million. Substantially all of this range relates to tax positions taken in the U.S.

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information included in continuing operations related to interest on uncertain tax positions:

	Six months ended June 30
In millions	2021	2020
Interest expense (income)	$0.4	$0.2

	June 30	December 31
	2021	2020
Accrued interest payable	$2.2	$1.8

14.	INVENTORIES

Inventories, net of reserves, were as follows:

	June 30	December 31
In thousands	2021	2020
Raw materials	$68,069	$55,466
In-process and finished	105,064	97,109
Supplies	47,073	43,655
Total	$220,206	$196,230

GLATFELTER

Form 10-Q

15.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth changes in the amounts of goodwill and other intangible assets recorded by each of our segments during the periods indicated:

	December 31				June 30
In thousands	2020	Acquisitions	Amortization	Translation	2021
Goodwill
Composite Fibers	$84,586	$—	$—	$(2,436)	$82,150
Airlaid Materials	79,783	36,045	—	(2,517)	113,311
Total	$164,369	$36,045	$—	$(4,953)	$195,461

Other Intangible Assets
Composite Fibers
Tradename - non amortizing	$3,902	$—	$—	$(123)	$3,779

Technology and related	41,578	—	—	(1,141)	40,437
Accumulated amortization	(18,636)	—	(969)	432	(19,173)
Net	22,942	—	(969)	(709)	21,264

Customer relationships and related	37,535	—	—	(1,111)	36,424
Accumulated amortization	(21,290)	—	(1,262)	617	(21,935)
Net	16,245	—	(1,262)	(494)	14,489

Airlaid Materials
Tradename	3,960	—	—	(125)	3,835
Accumulated amortization	(456)	—	(97)	16	(537)
Net	3,504	—	(97)	(109)	3,298

Technology and related	20,053	—	—	(615)	19,438
Accumulated amortization	(3,591)	—	(645)	113	(4,123)
Net	16,462	—	(645)	(502)	15,315

Customer relationships and related	26,636	20,000	—	(840)	45,796
Accumulated amortization	(7,856)	—	(1,326)	263	(8,919)
net	18,780	20,000	(1,326)	(577)	36,877

Total intangibles	133,664	20,000	—	(3,955)	149,709
Total accumulated amortization	(51,829)	—	(4,299)	1,441	(54,687)
Net intangibles	$81,835	$20,000	$(4,299)	$(2,514)	$95,022

As discussed in Note 3, “Acquisition”, we recorded $36.0 million of goodwill and $20.0 million of identifiable intangible assets consisting of customer relationships in connection with the May 13, 2021 Mount Holly acquisition.

16.	LEASES

We enter into a variety of arrangements in which we are the lessee for the use of automobiles, forklifts and other production equipment, production facilities, warehouses, office space and land. We determine if an arrangement contains a lease at inception. All our lease arrangements are operating leases and are recorded in the condensed consolidated balance sheet under the caption “Other assets” and the lease obligation is under “Other current liabilities” and “Other long-term liabilities.” We do not have any finance leases.

Operating lease right of use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. We use our incremental borrowing rate

GLATFELTER

Form 10-Q

based on information available at the commencement date in determining the lease liabilities as our leases generally do not provide an implicit rate. For purposes of recording the lease arrangement, the term of lease may include options to extend or terminate when we are reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.

The following table sets forth information related to our leases as of the periods indicated.

	June 30	December 31
Dollars in thousands	2021	2020
Right of use asset	$24,865	$11,789
Weighted average discount rate	3.37%	2.94%
Weighted average remaining maturity (months)	345	66

The following table sets forth operating lease expense for the periods indicated:
	June 30
In thousands	2021	2020
Three months ended	$1,452	$1,443
Six months ended	2,799	2,885

The following table sets forth required future minimum lease payments for the years indicated:

In thousands
2021	$2,595
2022	4,299
2023	2,868
2024	2,280
2025	1,962
Thereafter	40,437

In connection with the May 2021 Mount Holly acquisition, we assumed a long-term lease of the land on which the facility is situated. The lease obligation, including renewal options that are expected to be exercised, expires in July 2077, and a corresponding right of use asset totaled of $7.7 million at the time the acquisition was completed.

17.	SHORT-TERM DEBT

On March 30, 2021, through Glatfelter Gernsbach GmbH, a wholly-owned subsidiary, we borrowed $11.7 million from Commerzbank AG, a German financial institution. The non-amortizing borrowing bears a fixed-interest rate of 0.75% per annum and the loan matures on March 29, 2022. The proceeds were used for general corporate purposes.

18.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	June 30	December 31
In thousands	2021	2020
Revolving credit facility, due Feb. 2024	$213,478	$36,813
Term loan, due Feb. 2024	235,303	249,715
2.40% Term Loan, due Jun. 2022	1,698	2,629
2.05% Term Loan, due Mar. 2023	11,100	14,737
1.30% Term Loan, due Jun. 2023	3,396	4,382
1.55% Term Loan, due Sep. 2025	6,189	7,143
Total long-term debt	471,164	315,419
Less current portion	(24,267)	(25,057)
Unamortized deferred issuance costs	(1,636)	(1,898)
Long-term debt, net of current portion	$445,261	$288,464

In connection with the Mount Holly acquisition, we borrowed $160.0 million under the Revolving Credit Facility.

GLATFELTER

Form 10-Q

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

The Credit Agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to EBITDA ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 4.0x provided that such ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of June 30, 2021, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 3.0x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement.

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

Letters of credit issued to us by certain financial institutions totaled $7.0 million and $7.3 million as of June 30, 2021 and December 31, 2020, respectively. The letters of credit, which reduce amounts available under our Revolving Credit Facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program and for performance of certain remediation activity related to the Fox River matter. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

GLATFELTER

Form 10-Q

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their respective fair value. The following table sets forth carrying value and fair value of long-term debt:

	June 30, 2021		December 31, 2020
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$213,478	$213,478	$36,813	$36,813
Term loan, due Feb. 2024	235,303	235,303	249,715	249,715
2.40% Term Loan	1,698	1,713	2,629	2,651
2.05% Term Loan	11,100	11,216	14,737	14,873
1.30% Term Loan	3,396	3,407	4,382	4,384
1.55% Term Loan	6,189	6,253	7,143	7,210
Total	$471,164	$471,370	$315,419	$315,646

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of June 30, 2021, the maturity of currency forward contracts ranged from one month to 18 months.

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	June 30, 2021	December 31, 2020
Derivative
Sell/Buy - sell notional
Philippine Peso / Euro	53,075	18,522
Euro / British Pound	18,653	18,638
U.S. Dollar / British Pound	11,634	—
U.S. Dollar / Euro	658	1,041
Canadian Dollar / U.S. Dollar	—	70

Sell/Buy - buy notional
Euro / Philippine Peso	924,747	853,686
British Pound / Philippine Peso	1,096,306	1,081,791
Euro / U.S. Dollar	88,426	69,324
U.S. Dollar / Canadian Dollar	34,749	34,847

GLATFELTER

Form 10-Q

In October 2019, we entered into a €180 million notional value floating-to-fixed interest rate swap agreement with certain financial institutions. Under the terms of the swap, we will pay a fixed interest rate of the applicable margin plus 0.0395% on €180 million of the underlying variable rate term loan. We will receive the greater of 0.00% or EURIBOR.

Derivatives Designated as Hedging Instruments – Net Investment Hedge  The €220 million Term Loan discussed in Note 18 – “Long-Term Debt” is designated as a net investment hedge of our Euro functional currency foreign subsidiaries. During the first six months of 2021, we recognized a pre-tax gain of $7.8 million and in the same period of 2020 a pre-tax gain of $0.8 million on the remeasurement of the term loan from changes in currency exchange rates. Such amounts are recorded as a component of Other Comprehensive Income (Loss).

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

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	June 30, 2021	December 31, 2020
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	22,300	25,250
Euro / British Pound	—	600
British Pound / Euro	1,650	1,900

Sell/Buy - buy notional
Euro / U.S. Dollar	5,500	7,500

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	Prepaid Expenses and Other		Other
Balance sheet caption	Current Assets		Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$1,440	$577	$428	$4,342
Interest rate swap	—	—	108	136

Not designated as hedging:
Forward foreign currency exchange contracts	$118	$456	$452	$118

The amounts set forth in the table above represent the net asset or liability giving effect to rights of offset with each counterparty. The effect of netting the amounts presented above did not have a material effect on our consolidated financial position.

GLATFELTER

Form 10-Q

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

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended June 30		Six months ended June 30
In thousands	2021	2020	2021	2020
Designated as hedging:
Forward foreign currency exchange contracts:
Cost of products sold	$(33)	$1,488	$(57)	$3,670
Interest expense	22	—	43	—

Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$433	$92	$703	$(527)

The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance-sheet item.

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss), before taxes, is as follows:

In thousands	2021	2020
Balance at January 1,	$(3,460)	$5,859
Deferred gains on cash flow hedges	4,117	1,103
Reclassified to earnings	14	(3,670)
Balance at June 30,	$671	$3,292

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

GLATFELTER

Form 10-Q

21.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

Over the past several years, we and certain other PRPs completed all remedial actions pursuant to applicable consent decrees or a Unilateral Administrative Order. In January 2019, we reached an agreement with the United States, the State of Wisconsin, and Georgia-Pacific to resolve all remaining claims among those parties. Under the Glatfelter consent decree, we are primarily responsible for long-term monitoring and maintenance in OU2-OU4a and for reimbursement of government oversight costs paid after October 2018. Finally, we remain responsible for our obligation to continue long-term monitoring and maintenance under our OU1 consent decree.

Cost estimates  Our remaining obligations under the OU1 consent decree consist of long-term monitoring and maintenance. Furthermore, we are primarily responsible for long-term monitoring and maintenance in OU2-OU4a over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. In 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. We are obligated to make the regular payments under that fixed-price contract until the remaining amount due is less than the OU1 escrow account balance. We are permitted to pay for this contract using the remaining balance of the escrow account established by us and WTM I Company (“WTM I”) another PRP, under the OU1 consent decree during any period that the balance in the escrow account exceeds the amount due under our fixed-price contract. As of June 30, 2021, the balance in the escrow is less than amounts due under the fixed-price contract by approximately $1.6 million. Our obligation to pay this difference is secured by a letter of credit.

At June 30, 2021, the escrow account balance totaled $8.9 million which is included in the condensed consolidated balance sheet under the caption “Other assets.”

Under the consent decree, we are responsible for reimbursement of government oversight costs paid from October 2018 and later over approximately the next 30 years. We anticipate that oversight costs will decline as activities at the site transition from remediation to long-term monitoring and maintenance.

Reserves for the Site Our reserve for past and future government oversight costs and long-term monitoring and maintenance is set forth below:

	Six months ended June 30
In thousands	2021	2020
Balance at January 1,	$18,455	$21,870
Payments	(886)	(2,234)
Accretion	101	104
Balance at June 30,	$17,670	$19,740

The payments set forth above represent amounts due under the long-term monitoring and maintenance agreement. With respect to our total reserve for the Fox River, $3.2 million is recorded in the accompanying June 30, 2021 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $14.5 million is recorded under the caption “Other long-term liabilities.”

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

GLATFELTER

Form 10-Q

22.	SEGMENT INFORMATION

The following tables set forth financial and other information by segment for the period indicated:

Three months ended June 30					Other and
Dollars in thousands	Composite Fibers		Airlaid Materials		Unallocated		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$141,598	$122,137	$103,313	$94,046	$—	$—	$244,911	$216,183
Cost of products sold	119,334	100,387	90,138	77,581	(115)	6,152	209,357	184,120
Gross profit (loss)	22,264	21,750	13,175	16,465	115	(6,152)	35,554	32,063
SG&A	11,201	10,263	4,744	4,173	13,039	9,115	28,984	23,551
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(1,553)	(597)	(1,553)	(597)
Total operating income (loss)	11,063	11,487	8,431	12,292	(11,371)	(14,670)	8,123	9,109
Non-operating expense	—	—	—	—	(2,610)	(8,837)	(2,610)	(8,837)
Income (loss) before income taxes	$11,063	$11,487	$8,431	$12,292	$(13,981)	$(23,507)	$5,513	$272
Supplementary Data
Net tons sold	34,471	29,032	34,315	33,277	—	—	68,786	62,309
Depreciation, depletion and amortization ($ in thousands) (1)	$7,000	$6,431	$6,767	$5,473	$966	$2,302	$14,733	$14,206
Capital expenditures	2,882	2,105	1,297	1,712	1,653	1,180	5,832	4,997

Six months ended June 30					Other and
Dollars in thousands	Composite Fibers		Airlaid Materials		Unallocated		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$282,847	$254,848	$187,738	$192,895	$—	$—	$470,585	$447,743
Cost of products sold	233,601	207,372	162,723	159,827	(589)	11,679	395,735	378,878
Gross profit (loss)	49,246	47,476	25,015	33,068	589	(11,679)	74,850	68,865
SG&A	22,118	20,887	9,387	8,754	20,306	18,431	51,811	48,072
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(2,403)	(597)	(2,403)	(597)
Total operating income (loss)	27,128	26,589	15,628	24,314	(17,314)	(29,513)	25,442	21,390
Non-operating expense	—	—	—	—	(4,345)	(11,104)	(4,345)	(11,104)
Income (loss) before income taxes	$27,128	$26,589	$15,628	$24,314	$(21,659)	$(40,617)	$21,097	$10,286
Supplementary Data
Net tons sold	68,611	65,015	63,179	68,316	—	—	131,790	133,331
Depreciation, depletion and amortization ($ in thousands) (1)	$13,981	$12,897	$12,615	$10,924	$1,870	$5,787	$28,466	$29,608
Capital expenditures	5,655	6,061	3,036	3,815	2,520	2,135	11,211	12,011

(1)	The amount presented in 2020 in the Other and unallocated columns represents accelerated depreciation incurred in connection with the restructuring of our metallized operations.
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

GLATFELTER

Form 10-Q

23.	SUBSEQUENT EVENT

On July 22, 2021, we entered into a definitive agreement to acquire Jacob Holm, a global leading manufacturer of premium quality spunlace nonwoven fabrics for critical cleaning, high-performance materials, personal care, hygiene and medical applications, for approximately $308 million for the outstanding shares and the extinguishment of Jacob Holm’s debt and subject to post-closing adjustments.

Jacob Holm’s broad product offerings and blue-chip customer base will expand Glatfelter’s portfolio to include surgical drapes and gowns, wound care, face masks, facial wipes and cosmetic masks. The acquisition of Jacob Holm’s Sontara business, a leading brand of finished products for critical cleaning wipes and medical apparel, will also enhance Glatfelter’s technological capabilities. Jacob Holm generated approximately $400 million in revenue and about $45 million of EBITDA on a trailing twelve-month basis as of June 30, 2021, supported by strong pandemic tailwinds.

The transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory clearances, and is expected to be completed later in 2021.

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

i.

risks associated with the impact of the COVID-19 pandemic, including global and regional economic conditions, changes in demand for our products, interruptions in our global supply chain, ability to continue production by our facilities, credit conditions of our customers or suppliers, or potential legal actions that could arise due to our operations during the pandemic;

ii.	variations in demand for our products, including the impact of unplanned market-related downtime, variations in product pricing, or product substitution;
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

COVID-19 Pandemic  On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic as the virus spread throughout the world. The COVID-19 pandemic and the actions undertaken throughout the world in an attempt to contain the virus have had an unprecedented and significant adverse impact on global economies in terms of reduced GDP, increased unemployment, and insolvencies in a variety of industries and markets. As a result, we have experienced and may continue to experience weaker demand for certain of our products due to the effects of the pandemic. Shortly after the pandemic began and through the first several months of 2021, our financial performance and results of operations were adversely impacted by the pandemic, particularly by weaker demand for tabletop products used by restaurants, catering and similar venues, all of which were impacted by “lockdowns” throughout many regions of the world. However, demand is improving as restaurants around the world begin to reopen. The majority of our other product portfolios are considered to be “essential or life-sustaining” and we continued to produce products used in the global response effort to the pandemic. We believe demand for certain of our products, such as Composite Fibers’ food & beverage filtration products and Airlaid Materials’ personal hygiene and wipes, will remain stable.

GLATFELTER

Form 10-Q

Acquisition  As discussed in Item 1 - Financial Statements, Note 3 “Acquisition,” on May 13, 2021, we completed our acquisition of Georgia-Pacific's U.S. nonwovens business (“Mount Holly”) for $170.7 million, subject to customary post-closing adjustments. This business includes the Mount Holly, NC manufacturing facility, with annual production capacity of approximately 37,000 metric tons, and an R&D center and pilot line for nonwovens product development in Memphis, TN. Mount Holly’s net sales in 2020 were approximately $100 million. Prospectively from the date of acquisition, Mount Holly’s results of operation are included as part of our Airlaid Materials reporting segment.

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

Six months ended June 30, 2021 versus the six months ended June 30, 2020

Overview For the first six months of 2021, we reported income from continuing operations of $9.9 million, or $0.22 per diluted share compared with $5.1 million and $0.12 per diluted share in the year earlier period. The following table sets forth summarized consolidated results of operations:

	Six months ended June 30
In thousands, except per share	2021	2020
Net sales	$470,585	$447,743
Gross profit	74,850	68,865
Operating income	25,442	21,390
Continuing operations
Income	9,886	5,125
Earnings per share	0.22	0.12
Net income	9,804	4,990
Earnings per share	$0.22	$0.11

The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect a number of significant actions we undertook including strategic initiatives, corporate headquarters relocation, cost optimization and the restructuring and consolidation of our metallized business, among others. Excluding these items from reported results, adjusted earnings, a non-GAAP measure, was $16.5 million, or $0.37 per diluted share for 2021, compared with $20.7 million, or $0.46 per diluted share, a year ago. Operating income for Composite Fibers increased by $0.5 million, or 2.0%; however, Airlaid Materials’ operating income was $8.7 million, or 35.7% lower primarily due to the adverse impact of the pandemic on demand for certain products and the related machine downtime to manage inventory levels.

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

GLATFELTER

Form 10-Q

Restructuring charge – Metallized operations. This adjustment represents the charges incurred in 2020 in connection with the decision to restructure a portion of the Composite Fibers segment, primarily consisting of the consolidation of our metallizing operation from Gernsbach, Germany to Caerphilly, UK.

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

The following table sets forth the reconciliation of net income to adjusted earnings for the period indicated:

	Six months ended June 30
	2021		2020
In thousands, except per share	Amount	EPS	Amount	EPS
Net income	$9,804	$0.22	$4,990	$0.11
Exclude: Loss from discontinued operations	82	—	135	0.01
Income from continuing operations	9,886	0.22	5,125	0.12
Adjustments (pre-tax)
Strategic initiatives	8,434		—
Corporate headquarters relocation	361		—
Restructuring charge - Metallized operations	—		11,054
Cost optimization actions	—		3,097
Pension settlement expenses, net	—		6,403
COVID 19 - incremental costs	—		1,180
Asset impairment charge	—		900
Timberland sales and related costs	(2,403)		(601)
Total adjustments (pre-tax)	6,392		22,033
Income taxes (1)	31		(3,882)
CARES Act of 2020 tax provision (benefit) (2)	183		(2,569)
Total after-tax adjustments	6,606	0.15	15,582	0.34
Adjusted earnings	$16,492	$0.37	$20,707	$0.46
(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated.
(2)

Tax impact recorded in connection with passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) related to provisions that modified the “net operating loss” provisions of previous law to allow certain losses to be carried back five years.

GLATFELTER

Form 10-Q

Segment Financial Performance

Six months ended June 30					Other and
Dollars in thousands	Composite Fibers		Airlaid Materials		Unallocated		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$282,847	$254,848	$187,738	$192,895	$—	$—	$470,585	$447,743
Cost of products sold	233,601	207,372	162,723	159,827	(589)	11,679	395,735	378,878
Gross profit (loss)	49,246	47,476	25,015	33,068	589	(11,679)	74,850	68,865
SG&A	22,118	20,887	9,387	8,754	20,306	18,431	51,811	48,072
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(2,403)	(597)	(2,403)	(597)
Total operating income (loss)	27,128	26,589	15,628	24,314	(17,314)	(29,513)	25,442	21,390
Non-operating expense	—	—	—	—	(4,345)	(11,104)	(4,345)	(11,104)
Income (loss) before income taxes	$27,128	$26,589	$15,628	$24,314	$(21,659)	$(40,617)	$21,097	$10,286
Supplementary Data
Net tons sold	68,611	65,015	63,179	68,316	—	—	131,790	133,331
Depreciation, depletion and amortization ($ in thousands) (1)	$13,981	$12,897	$12,615	$10,924	$1,870	$5,787	$28,466	$29,608
Capital expenditures	5,655	6,061	3,036	3,815	2,520	2,135	11,211	12,011
(1)	The amount presented in 2020 in the Other and unallocated column represents accelerated depreciation incurred in connection with the restructuring of the metallized operations.

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

Sales and Costs of Products Sold

	Six months ended June 30
In thousands	2021	2020	Change
Net sales	$470,585	$447,743	$22,842
Costs of products sold	395,735	378,878	16,857
Gross profit	$74,850	$68,865	$5,985
Gross profit as a percent of Net sales	15.9%	15.4%

GLATFELTER

Form 10-Q

The following table sets forth the contribution to consolidated net sales by each segment:

	Six months ended June 30
Percent of Total	2021	2020
Segment
Composite Fibers	60.1%	56.9%
Airlaid Materials	39.9	43.1
Total	100.0%	100.0%

Net sales totaled $470.6 million and $447.7 million in the first six months of 2021 and 2020, respectively.

Composite Fibers’ net sales increased $28.0 million or 11% in the first six months of 2021 compared to the year-ago period, driven by favorable currency translation of $21.1 million, as well as improved year-over-year shipments the largest of which is in the wallcover product category. Overall shipments increased 5.5% in the period-over-period comparison, due to solid demand for most markets other than metallized products, which was restructured in the second quarter of 2020.

Composite Fibers’ operating income of $27.1 million was $0.5 million higher, or approximately 2% favorable, compared to the first six months of 2020 as a result of improved sales mix and higher selling price, which favorably impacted results by $2.3 million and $1.9 million, respectively. Solid cost control and increased production to meet the strong demand for product improved earnings. Raw material and energy prices were $7.3 million higher than the same period last year reflecting significant inflation in primarily wood pulp, as well as other input costs. In April 2021, we announced an 8% price increase in response to significantly higher input costs; however, the realization of increased selling prices is not yet fully offsetting the significant inflation. Realization is expected to continue over the next few quarters and success is dependent on customer negotiations. The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart:

Airlaid Materials’ net sales decreased $5.2 million, in the year-over-year comparison. Shipments were 7.5% lower driven by continued softness in tabletop demand from delays in restaurant opening, as well as lower shipments in the hygiene and wipes categories as customers adjusted their buying patterns following elevated year-end inventory levels maintained due to the pandemic. Currency translation was $8.7 million favorable, and the Mount Holly acquisition is included prospectively from the May 13, 2021 closing of the transaction, adding $10.5 million.

GLATFELTER

Form 10-Q

Airlaid Materials’ first six months 2021 operating income of $15.6 million was $8.7 million lower when compared to the same period in 2020. Lower shipping volumes unfavorably impacted earnings by $4.0 million and operations were $3.3 million unfavorable driven by lower production to manage customer demand and inventory levels. Higher average selling prices largely due to raw material pass-through provisions, added $4.9 million. Higher raw material and energy prices more than offset the benefit of higher selling prices. The primary drivers are summarized in the following chart:

Other and Unallocated The amount of “Other and Unallocated” operating expense in our table of Segment Financial Information totaled $17.3 million in the first six months of 2021 compared with $29.5 million in the first six months of 2020. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the comparison decreased $3.0 million.

Income taxes  During the first six months of 2021, income from continuing operations totaled $21.1 million and income tax expense totaled $11.2 million. On adjusted pre-tax income of $27.5 million, income tax expense was $11.0 million in the first six months of 2021. The comparable amounts in the same period of 2020 were $32.3 million and $11.6 million, respectively. The income tax expense in the first six months of 2020 includes a $2.6 million tax benefit recorded in connection with passage of the CARES Act. The effective tax rate on adjusted earnings was 40% in the first six months of 2021.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our Euro denominated revenue exceeds Euro expenses by an estimated €150 million. For the first six months of 2021, the average currency exchange rate was 1.20 dollar/euro compared with 1.10 in the same period of 2020. With respect to the British Pound Sterling, Canadian Dollar, and Philippine Peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the Euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first six months of 2021.

In thousands	Six months ended June 30, 2021
Favorable (unfavorable)
Net sales	$29,814
Costs of products sold	(28,760)
SG&A expenses	(1,884)
Income taxes and other	(422)
Net loss	$(1,252)

GLATFELTER

Form 10-Q

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2021 were the same as 2020. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Three months ended June 30, 2021 versus the three months ended June 30, 2020

Overview For the second quarter of 2021, we reported income from continuing operations of $1.5 million, or $0.03 per diluted share compared with a net loss of $2.3 million, or $0.05 per share in the second quarter of 2020. On an adjusted basis earnings from continuing operations for the second quarter of 2021 was $8.0 million, or $0.18 per share compared with $9.9 million, or $0.22 per share, for the same period a year ago. The following table sets forth summarized results of operations:

	Three months ended June 30
In thousands, except per share	2021	2020
Net sales	$244,911	$216,183
Gross profit	35,554	32,063
Operating income	8,123	9,109
Continuing operations
Income (loss)	1,492	(2,281)
Earnings (loss) per share	0.03	(0.05)
Net income (loss)	1,410	(2,416)
Earnings (loss) per share	$0.03	$(0.05)

The following table sets forth the reconciliation of net income (loss) to adjusted earnings for the three months ended June 30, 2021 and 2020:

	Three months ended June 30
	2021		2020
In thousands, except per share	Amount	EPS	Amount	EPS
Net income	$1,410	$0.03	$(2,416)	$(0.05)
Exclude: Loss from discontinued operations	82	—	135	—
Income (loss) from continuing operations	1,492	0.03	(2,281)	(0.05)
Adjustments (pre-tax)
Strategic initiatives	7,831		—
Corporate headquarters relocation	206		—
Restructuring charge - Metallized operations	—		5,067
Cost optimization actions	—		1,349
Pension settlement expenses, net	—		6,330
COVID 19 - incremental costs	—		1,180
Asset impairment charge	—		900
Timberland sales and related costs	(1,553)		(601)
Total adjustments (pre-tax)	6,484		14,225
Income taxes (1)	(50)		(2,047)
CARES Act of 2020 tax provision (2)	90		—
Total after-tax adjustments	6,524	0.15	12,178	0.27
Adjusted earnings	$8,016	$0.18	$9,897	$0.22

(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated.
(2)	Tax benefit recorded in connection with passage of CARES related to provisions that modified the “net operating loss” provisions of previous law to allow certain losses to be carried back five years.

GLATFELTER

Form 10-Q

Segment Financial Performance

Three months ended June 30					Other and
Dollars in thousands	Composite Fibers		Airlaid Materials		Unallocated		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$141,598	$122,137	$103,313	$94,046	$—	$—	$244,911	$216,183
Cost of products sold	119,334	100,387	90,138	77,581	(115)	6,152	209,357	184,120
Gross profit (loss)	22,264	21,750	13,175	16,465	115	(6,152)	35,554	32,063
SG&A	11,201	10,263	4,744	4,173	13,039	9,115	28,984	23,551
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(1,553)	(597)	(1,553)	(597)
Total operating income (loss)	11,063	11,487	8,431	12,292	(11,371)	(14,670)	8,123	9,109
Non-operating expense	—	—	—	—	(2,610)	(8,837)	(2,610)	(8,837)
Income (loss) before income taxes	$11,063	$11,487	$8,431	$12,292	$(13,981)	$(23,507)	$5,513	$272
Supplementary Data
Net tons sold	34,471	29,032	34,315	33,277	—	—	68,786	62,309
Depreciation, depletion and amortization ($ in thousands) (1)	$7,000	$6,431	$6,767	$5,473	$966	$2,302	$14,733	$14,206
Capital expenditures	2,882	2,105	1,297	1,712	1,653	1,180	5,832	4,997

The sum of individual amounts set forth above may not agree to the condensed consolidated financial statements included herein due to rounding

Sales and Costs of Products Sold

	Three months ended June 30
In thousands	2021	2020	Change
Net sales	$244,911	$216,183	$28,728
Costs of products sold	209,357	184,120	25,237
Gross profit	$35,554	$32,063	$3,491
Gross profit as a percent of Net sales	14.5%	14.8%

The following table sets forth the contribution to consolidated net sales by each segment:

	Three months ended June 30
Percent of Total	2021	2020
Segment
Composite Fibers	57.8%	56.5%
Airlaid Materials	42.2	43.5
Total	100.0%	100.0%

Net sales totaled $244.9 million and $216.2 million in the second quarters of 2021 and 2020, respectively. On a constant currency basis, Composite Fibers’ net sales increased by 7.1% and Airlaid Materials’ increased by 5.0%.

Composite Fibers’ net sales increased $19.5 million or 15.9% in the second quarter of 2021, compared to the year-ago quarter, mainly driven by a 95% increase in our wallcover sales from the trough of the pandemic in 2020 and favorable currency translation of $10.7 million. Overall shipments, excluding metallized, which was restructured in the second quarter of 2020, were up 26% versus the second quarter of 2020.

Composite Fibers’ operating income of $11.1 million was $0.4 million lower, compared to the second quarter of 2020. Raw material and energy prices were $6.0 million higher than the same period last year and partly offset by approximately $2.0 million of price increases. In addition, the higher sales volume for wallcover, electrical, and coffee products, combined with increased production to meet customer demand, fully offset input price inflation. The impact of currency and related hedging activity negatively impacted earnings by $0.6 million. The primary drivers are summarized in the following chart:

GLATFELTER

Form 10-Q

$11.5
$2.0
$1.2
$(6.0)
$3.0
$(0.6)
$11.1
Q2 2020 Operating Income
Selling Price
Volume & Mix
RM & Energy
Operations & Other
FX
Q2 2021 Operating Income

Airlaid Materials’ net sales increased $9.3 million in the year-over-year comparison, including six weeks of sales from the recent Mount Holly acquisition. Shipments were 3.1% higher driven by Mount Holly, as well as a significant increase in tabletop demand as in-person dining began to recover globally. These increases were partially offset by lower shipments in the hygiene and wipes categories related to customer  destocking from elevated inventory levels maintained during the pandemic. Currency translation was $4.6 million favorable.

Airlaid Materials’ second quarter 2021 operating income of $8.4 million was $3.9 million lower when compared to the second quarter of 2020. Higher shipments were more than offset by unfavorable mix negatively impacting earnings by $0.9 million while operations were $1.9 million unfavorable driven by lower production to adjust to customer demand and manage inventory levels. Selling price increases due to raw material pass-through provisions were more than offset by higher raw material and energy prices, reducing earnings by net $0.8 million. The impact of currency and related hedging activity negatively impacted earnings by $0.3 million. The primary drivers are summarized in the following chart:

Other and Unallocated The amount of “Other and Unallocated” operating expense in our table of Segment Financial Performance totaled $11.4 million in the second quarter of 2021 compared with $14.7 million in the second quarter of 2020. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the second quarter of 2021 decreased $1.9 million compared to the second quarter of 2020.

Income Taxes In the second quarter of 2021, income from continuing operations totaled $5.5 million and income tax expense totaled $4.0 million. On adjusted pre-tax income of $12.0 million, income tax expense was $4.0 million in the second quarter of 2021.

GLATFELTER

Form 10-Q

The comparable amounts in the same quarter of 2020 were $14.5 million and $4.6 million, respectively. The effective tax rate on adjusted earnings was 33% in the second quarter of 2021.

Foreign Currency For the three months ended June 30, 2021, the average currency exchange rate was 1.21 dollar/euro compared with 1.10 in the same period of 2020. The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the second quarter of 2021.

In thousands	Three months ended June 30, 2021
Favorable (unfavorable)
Net sales	$15,287
Costs of products sold	(15,173)
SG&A expenses	(1,021)
Income taxes and other	(221)
Net loss	$(1,128)

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

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant expenditures for new or enhanced equipment, to support our research and development efforts, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Six months ended June 30
In thousands	2021	2020
Cash, cash equivalents and restricted cash at the beginning of period	$111,665	$126,201
Cash provided (used) by
Operating activities	1,365	(912)
Investing activities	(181,136)	(11,448)
Financing activities	165,138	(23,175)
Effect of exchange rate changes on cash	(1,432)	(123)
Change in cash and cash equivalents from discontinued operations	(238)	(945)
Net cash used	(16,303)	(36,603)
Cash, cash equivalents and restricted cash at the end of period	95,362	89,598
Less: restricted cash in Prepaid and other current assets	(2,000)	(2,000)
Less: restricted cash in Other assets	(9,197)	(10,979)
Cash and cash equivalents at the end of period	$84,165	$76,619

At June 30, 2021, we had $84.2 million in cash and cash equivalents (“cash”) held by both domestic and foreign subsidiaries. Approximately 72.5% of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes. In addition to cash, as of June 30, 2021, $113.0 million was available under our existing revolving credit agreement.

Cash provided by operating activities in the first six months of 2021 totaled $1.4 million compared with a use of $(0.9) million in the same period a year ago. The change in operating cash flow reflects a $5.8 million increase in earnings before interest, taxes, depreciation and amortization, as well as by improved working capital usage primarily from accounts payable. These factors were partially offset by the payment of approximately $11.8 million related to value-added tax liabilities identified in the first quarter while reviewing certain customer sales arrangements. We expect to fully recover these payments from customers during the second half of 2021.

GLATFELTER

Form 10-Q

Net cash used by investing activities was $181.1 million compared with $11.4 million in the same period a year ago. The increase was due to the Mount Holly acquisition. Capital expenditures totaled $11.2 million and $12.0 million for the six months ended June 30, 2021 and 2020, respectively, and are expected to be $30 million to $35 million for the full year 2021.

Net cash provided by financing activities totaled $165.1 million in the first six months of 2021 compared with a use of $23.2 million in the same period of 2020. The change in financing activities primarily reflects $160 million in additional borrowings under our revolving credit facility to fund the Mount Holly acquisition, and $11.7 million short-term borrowing, the proceeds of which were used for general purposes.

The 2019 Facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 4.0x provided that such ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of June 30, 2021, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 3.0x, within the limits set forth in our credit agreement. In July 2021, we announced a definitive agreement to acquire Jacob Holm in a transaction valued at $308 million. In connection with the transaction, we have obtained commitments for the necessary financing and we intend to fund the acquisition with unsecured debt. In addition, we intend to pursue extending the maturity of our revolving credit facility. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The following table sets forth our outstanding long-term indebtedness:

	June 30	December 31
In thousands	2021	2020
Revolving credit facility, due Feb. 2024	$213,478	$36,813
Term Loan, due Feb. 2024	235,303	249,715
2.40% Term Loan, due Jun. 2022	1,698	2,629
2.05% Term Loan, due Mar. 2023	11,100	14,737
1.30% Term Loan, due Jun. 2023	3,396	4,382
1.55% Term Loan, due Sep. 2025	6,189	7,143
Total long-term debt	471,164	315,419
Less current portion	(24,267)	(25,057)
Unamortized deferred issuance costs	(1,636)	(1,898)
Long-term debt, net of current portion	$445,261	$288,464

Financing activities include cash used for common stock dividends. In both the first six months of 2021 and 2020, we used $12.0 million and $11.5 million, respectively, of cash for dividends on our common stock. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. In the second quarter of 2021, our quarterly dividend was increased by 3.7% to $0.14 per share. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

We are subject to various federal, state and local laws and regulations intended to protect the environment, as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.

At June 30, 2021, we had ample liquidity consisting of $84.2 million of cash on hand and $113.0 million of capacity under our revolving credit facility. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt.

Off-Balance-Sheet Arrangements As of June 30, 2021 and December 31, 2020, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

GLATFELTER

Form 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					June 30, 2021
In thousands, except percentages	2021	2022	2023	2024	2025	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At variable interest rates	$442,245	$432,441	$419,368	$62,681	$—	$448,781	$448,781
At fixed interest rates – Term Loans	25,927	16,994	8,289	2,137	437	22,383	22,589
						$471,164	$471,370
Weighted-average interest rate
On variable rate debt	1.32%	1.32%	1.32%	1.32%	—
On fixed rate debt – Term Loans	1.87%	1.84%	1.83%	1.62%	1.55%

Interest rate swap
Pay fixed/received variable (notional)	€180,000	€180,000	€180,000	—	—
Rate paid	0.0395%	0.0395%	0.0395%	—	—
Rate received	—	—	—	—	—

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of June 30, 2021. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At June 30, 2021, we had $469.5 million of long-term debt, net of unamortized debt issuance costs, of which 95.6% was at variable interest rates. After giving effect to the interest rate swap agreement, approximately 50% of our debt was at variable interest rates. The fixed rate Term Loans and the variable rate debt are primarily euro-based borrowings and thus the value of which is also subject to currency risk. Variable-rate debt outstanding represents borrowings under our revolving credit agreement, primarily Euro-denominated, that accrues interest based on one-month Euro LIBOR, but in no event less than zero, plus the applicable margin. In addition, variable-rate debt includes U.S. dollar denominated borrowings that accrue interest based on one-month U.S. dollar LIBOR. At June 30, 2021, the weighted-average interest rate paid was equal to 1.32%. A hypothetical 100 basis point increase in the interest rate on variable rate debt would increase annual interest expense by $1.9 million. In the event rates are 100 basis points lower, interest expense would be $0.1 million lower.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our Chief Executive Officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls On May 13, 2021, we complete the Mount Holly acquisition. We are in the process of incorporating Mount Holly’s internal controls into our structure. We consider the ongoing integration of Mount Holly a material change in our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the three months ended June 30, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Extension Calculation Linkbase.

101.DEF	Inline XBRL Extension Definition Linkbase.

101.LAB	Inline XBRL Extension Label Linkbase.

101.PRE	Inline XBRL Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as an inline XBRL and contained in Exhibit 101).

GLATFELTER

Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Glatfelter Corporation (Registrant)

August 3, 2021

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

GLATFELTER

Form 10-Q