Form 10-Q
period 2021-09-30
Glatfelter Corp
filed 2021-11-02
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
Common Stock outstanding on October 26, 2021 totaled 44,525,089 shares.

GLATFELTER CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarterly Period Ended
September 30, 2021

PART I
Item 1 – Financial Statements
GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share	2021	2020	2021	2020

Net sales	$279,651	$233,473	$750,236	$681,216
Costs of products sold	241,294	195,222	637,029	574,100
Gross profit	38,357	38,251	113,207	107,116
Selling, general and administrative expenses	26,066	24,635	77,877	72,707
Gains on dispositions of plant, equipment and timberlands, net	(2,235)	(413)	(4,638)	(1,010)
Operating income	14,526	14,029	39,968	35,419
Non-operating income (expense)
Interest expense	(2,061)	(1,810)	(5,364)	(5,347)
Interest income	21	39	52	390
Pension settlement expenses, net	—	(389)	—	(6,792)
Other, net	(876)	(1,728)	(1,949)	(3,243)
Total non-operating expense	(2,916)	(3,888)	(7,261)	(14,992)
Income from continuing operations before income taxes	11,610	10,141	32,707	20,427
Income tax provision	3,551	3,614	14,762	8,775
Income from continuing operations	8,059	6,527	17,945	11,652

Discontinued operations:
Loss before income taxes	(532)	—	(614)	(135)
Income tax provision	—	—	—	—
Loss from discontinued operations	(532)	—	(614)	(135)
Net income	$7,527	$6,527	$17,331	$11,517

Basic earnings per share
Income from continuing operations	$0.18	$0.15	$0.40	$0.26
Loss from discontinued operations	(0.01)	—	(0.01)	—
Basic earnings per share	$0.17	$0.15	$0.39	$0.26

Diluted earnings per share
Income from continuing operations	$0.18	$0.15	$0.40	$0.26
Loss from discontinued operations	(0.01)	—	(0.01)	—
Diluted earnings per share	$0.17	$0.15	$0.39	$0.26

Weighted average shares outstanding
Basic	44,593	44,368	44,536	44,329
Diluted	44,939	44,636	44,889	44,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands	2021	2020	2021	2020
Net income	$7,527	$6,527	$17,331	$11,517
Foreign currency translation adjustments	(11,484)	17,836	(20,831)	9,824
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $(319), $1,049, $(1,506) and $1,745, respectively	396	(2,835)	3,341	(4,704)
Unrecognized retirement obligations, net of taxes of $(57), $53, $(144) and $156 respectively	376	270	618	70
Other comprehensive income (loss)	(10,712)	15,271	(16,872)	5,190
Comprehensive income (loss)	$(3,185)	$21,798	$459	$16,707
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

In thousands	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$100,032	$99,581
Accounts receivable, net	149,009	122,817
Inventories	227,805	196,230
Prepaid expenses and other current assets	38,238	34,297
Total current assets	515,084	452,925

Plant, equipment and timberlands, net	605,067	543,267
Goodwill	191,619	164,369
Intangible assets, net	90,709	81,835
Other assets	54,073	44,485
Total assets	$1,456,552	$1,286,881

Liabilities and Shareholders' Equity
Current portion of long-term debt	$27,441	$25,057
Short-term debt	11,579	—
Accounts payable	142,639	127,505
Dividends payable	6,234	5,988
Environmental liabilities	2,529	3,700
Other current liabilities	84,259	71,093
Total current liabilities	274,681	233,343

Long-term debt	423,090	288,464
Deferred income taxes	74,573	77,131
Other long-term liabilities	120,904	110,011
Total liabilities	893,248	708,949

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	64,274	63,261
Retained earnings	722,227	723,365
Accumulated other comprehensive loss	(75,525)	(58,653)
	711,520	728,517
Less cost of common stock in treasury	(148,216)	(150,585)
Total shareholders’ equity	563,304	577,932
Total liabilities and shareholders’ equity	$1,456,552	$1,286,881
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
In thousands	2021	2020
Operating activities
Net income	$17,331	$11,517
Loss from discontinued operations, net of taxes	614	135

Adjustments to reconcile to net cash provided by continuing operations:
Depreciation, depletion and amortization	44,176	43,310
Amortization of debt issue costs and original issue discount	478	441
Asset impairment charge	—	900
Deferred income tax provision	(419)	446
Gains on dispositions of plant, equipment and timberlands, net	(4,638)	(1,010)
Share-based compensation	4,015	3,994
Change in operating assets and liabilities:
Accounts receivable	(19,304)	(6,053)
Inventories	(34,640)	2,229
Prepaid and other current assets	8,742	(1,154)
Accounts payable	19,815	(33,790)
Accruals and other current liabilities	4,689	284
Other	(2,362)	3,290
Net cash provided by operating activities from continuing operations	38,497	24,539
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(18,519)	(20,165)
Proceeds from disposals of plant, equipment and timberlands, net	4,951	1,037
Acquisition, net of cash acquired	(172,331)	—
Other	(104)	(50)
Net cash used by investing activities from continuing operations	(186,003)	(19,178)
Financing activities
Proceeds from short-term debt	23,559	—
Net borrowings under revolving credit facility	166,092	(26,092)
Payments of borrowing costs	(1,855)	—
Repayment of term loans	(18,154)	(17,136)
Payments of dividends	(18,224)	(17,502)
Payments related to share-based compensation awards and other	(154)	(233)
Net cash provided (used) by financing activities from continuing operations	151,264	(60,963)
Effect of exchange rate changes on cash	(4,082)	2,361
Net decrease in cash, cash equivalents and restricted cash	(324)	(53,241)
Decrease in cash, cash equivalents and restricted cash from discontinued operations	(481)	(1,108)
Cash, cash equivalents and restricted cash at the beginning of period	111,665	126,201
Cash, cash equivalents and restricted cash at the end of period	110,860	71,852
Less: restricted cash in Prepaid expenses and other current assets	(2,000)	(2,000)
Less: restricted cash in Other assets	(8,828)	(10,611)
Cash and cash equivalents at the end of period	$100,032	$59,241

Supplemental cash flow information
Cash paid for:
Interest	$4,709	$4,704
Income taxes, net	9,794	8,592
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

In thousands	Common stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at July 1, 2021	$544	$62,796	$720,934	$(64,813)	$(148,216)	$571,245
Net income			7,527			7,527
Other comprehensive loss				(10,712)		(10,712)
Comprehensive loss						(3,185)
Cash dividends declared ($0.14 per share)			(6,234)			(6,234)
Share-based compensation expense		1,478				1,478
Balance at September 30, 2021	$544	$64,274	$722,227	$(75,525)	$(148,216)	$563,304

Balance at July 1, 2020	$544	$59,982	$719,035	$(87,977)	$(150,585)	$540,999
Net income			6,527			6,527
Other comprehensive income				15,271		15,271
Comprehensive income						21,798
Cash dividends declared ($0.135 per share)			(5,990)			(5,990)
Share-based compensation expense		1,618				1,618
Balance at September 30, 2020	$544	$61,600	$719,572	$(72,706)	$(150,585)	$558,425

Balance at January 1, 2021	$544	$63,261	$723,365	$(58,653)	$(150,585)	$577,932
Net income			17,331			17,331
Other comprehensive loss				(16,872)		(16,872)
Comprehensive loss						459
Cash dividends declared ($0.415 per share)			(18,469)			(18,469)
Share-based compensation expense		4,015				4,015
Delivery of treasury shares
RSUs and PSAs		(3,002)			2,369	(633)
Balance at September 30, 2021	$544	$64,274	$722,227	$(75,525)	$(148,216)	$563,304

Balance at January 1, 2020	$544	$59,900	$725,795	$(77,896)	$(152,384)	$555,959
Net income			11,517			11,517
Other comprehensive income				5,190		5,190
Comprehensive income						16,707
Cash dividends declared ($0.40 per share)			(17,740)			(17,740)
Share-based compensation expense		3,994				3,994
Delivery of treasury shares
RSUs and PSAs		(2,077)			1,657	(420)
Employee stock options exercised — net		(217)			142	(75)
Balance at September 30, 2020	$544	$61,600	$719,572	$(72,706)	$(150,585)	$558,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.ORGANIZATION
Glatfelter Corporation and subsidiaries ("Glatfelter") is a leading global supplier of engineered materials with a strong focus on innovation and sustainability. Glatfelter's high quality, technology-driven, innovative, and customizable nonwovens solutions can be found in products that are Enhancing Everyday Life®. These include personal care and hygiene products, food and beverage filtration, critical cleaning products, medical and personal protection, packaging products, as well as home improvement and industrial applications. Headquartered in Charlotte, NC, the Company’s annualized net sales approximate $1.4 billion with approximately 3,300 employees worldwide. Glatfelter’s operations utilize a variety of manufacturing technologies including airlaid, wetlaid and spunlace with sixteen manufacturing sites located in the United States, Canada, Germany, the United Kingdom, France, Spain, and the Philippines. The Company has sales offices in all major geographies serving customers under the Glatfelter and Sontara brands. Additional information about Glatfelter may be found at www.glatfelter.com. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to Glatfelter Corporation and subsidiaries unless the context indicates otherwise.

2.ACCOUNTING POLICIES
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

3.ACQUISITION
On May 13, 2021, we completed the acquisition of all the outstanding equity interests in Georgia-Pacific Mt. Holly LLC, Georgia-Pacific's U.S. nonwovens business ("Mount Holly"), for $170.9 million. This business includes the Mount Holly, NC manufacturing facility with annual production capacity of approximately 37,000 metric tons and an R&D center and pilot line for nonwovens product development in Memphis, TN. The Mount Holly facility produces high-quality airlaid products for the wipes, hygiene, and other nonwoven materials markets, competing in the marketplace with nonwoven technologies and substrates, as well as other materials focused primarily on consumer based end-use applications. The facility employs approximately 140 people. Mount Holly’s results are reported prospectively from the acquisition date as part of our Airlaid Materials segment. Mount Holly had annual net sales of approximately $100 million in 2020.

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
The following table summarizes preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

In thousands	Preliminary Allocation
Assets
Accounts receivable	$11,576
Inventory	7,031
Prepaid and other current assets	11
Plant, equipment and timberlands	100,498
Intangible assets	20,000
Goodwill	36,231
Other assets	8,041
Total assets	183,388
Liabilities
Accounts payable	2,587
Other current liabilities	2,017
Other long-term liabilities	7,865
Total liabilities	12,469
Total purchase price	$170,919
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
In connection with the Mount Holly acquisition, we recorded $36.2 million of goodwill and $20.0 million of identifiable intangible assets consisting of customer relationships. The goodwill arising from the acquisition largely relates to strategic benefits, product and market diversification, assembled workforce, and similar factors. For tax purposes, the goodwill is deductible over 15 years.
Revenue and operating income of Mount Holly is included in our consolidated results of operations for 2021 prospectively from May 13, 2021, the date of acquisition, and totaled $34.2 million and $4.0 million, respectively. The following table summarizes unaudited pro forma financial information as if the acquisition occurred as of January 1, 2020:

(unaudited)	Three months ended September 30	Nine months ended September 30
In thousands, except per share	2020	2021	2020
Pro forma
Net sales	$260,722	$750,236	$759,074
Income from continuing operations	7,279	15,339	15,565
Income per share from continuing operations	0.16	0.34	0.35
The pro forma financial information set forth above for three months and nine months ended September 30, 2021 includes $0.2 million and $4.6 million, respectively, of one-time costs directly related to the Mount Holly transaction. Such costs are presented under the caption “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income.

4.REVENUE
The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended September 30		Nine months ended September 30
In thousands	2021	2020	2021	2020
Composite Fibers
Food & beverage	$73,667	$68,593	$224,155	$213,074
Wallcovering	22,116	24,695	68,927	55,847
Technical specialties	22,029	22,517	70,232	61,340
Composite laminates	11,841	8,640	32,199	26,529
Metallized	8,465	7,974	25,452	30,477
	138,118	132,419	420,965	387,267
Airlaid Materials
Feminine hygiene	55,177	53,463	150,002	154,227
Specialty wipes	37,190	17,929	74,477	56,088
Tabletop	26,447	12,445	50,498	33,026
Adult incontinence	6,324	5,255	16,085	16,411
Home care	7,811	7,121	18,073	18,611
Other	8,584	4,841	20,136	15,586
	141,533	101,054	329,271	293,949
	$279,651	$233,473	$750,236	$681,216

	Three months ended September 30		Nine months ended September 30
In thousands	2021	2020	2021	2020
Composite Fibers
Europe, Middle East and Africa	$81,576	$82,032	$254,317	$230,434
Americas	33,461	31,583	100,671	97,656
Asia Pacific	23,081	18,804	65,977	59,177
	138,118	132,419	420,965	387,267

Airlaid Materials
Europe, Middle East and Africa	64,730	52,835	159,354	151,434
Americas	74,876	44,141	164,392	133,789
Asia Pacific	1,927	4,078	5,525	8,726
	141,533	101,054	329,271	293,949
	$279,651	$233,473	$750,236	$681,216

5.GAINS ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS
The following table sets forth sales of timberlands and other assets completed during the first nine months of 2021 and 2020:

Dollars in thousands	Acres	Proceeds	Gain
2021
Timberlands	1,634	$4,951	$4,638
Other	n/a	—	—
Total		$4,951	$4,638

2020
Timberlands	357	$1,037	$1,013
Other	n/a	—	(3)
Total		$1,037	$1,010

6.DISCONTINUED OPERATIONS
On October 31, 2018, we completed the previously announced sale of our Specialty Papers business on a cash free and debt free basis to Pixelle Specialty Solutions LLC, an affiliate of Lindsay Goldberg (the “Purchaser”) for $360 million.
For both the three months and nine months ended September 30, 2021, we reported a net loss from discontinued operations of $532 thousand and $614 thousand compared with $— and a net loss of $135 thousand in the three months and nine months ended September 30, 2020, respectively.
The following table sets forth a summary of cash flows from discontinued operations which is included in the condensed consolidated statements of cash flows:

	Nine months ended September 30
In thousands	2021	2020
Net cash used by operating activities	$(481)	$(1,108)
Net cash used by investing activities	—	—
Net cash provided by financing activities	—	—
Change in cash and cash equivalents from discontinued operations	$(481)	$(1,108)

7.EARNINGS PER SHARE
The following table sets forth the details of basic and diluted earnings per share (“EPS”) from continuing operations:

	Three months ended September 30		Nine months ended September 30
In thousands, except per share	2021	2020	2021	2020
Income from continuing operations	$8,059	$6527	$17,945	$11,652

Weighted average common shares outstanding used in basic EPS	44,593	44,368	44,536	44,329
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	346	268	353	220
Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,939	44,636	44,889	44,549

Earnings per share from continuing operations
Basic	$0.18	$0.15	$0.40	$0.26
Diluted	0.18	0.15	0.40	0.26
The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the periods indicated, because their effect would be anti-dilutive:

	Three months ended September 30		Nine months ended September 30
In thousands	2021	2020	2021	2020
Potential common shares	1,082	1,082	1,082	1,082

8.ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months and nine months ended September 30, 2021 and 2020.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total

Balance at July 1, 2021	$(51,872)	$449	$(12,509)	$(881)	$(64,813)
Other comprehensive income (loss) before reclassifications (net of tax)	(11,484)	454	269	—	(10,761)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(58)	154	(47)	49
Net current period other comprehensive income (loss)	(11,484)	396	423	(47)	(10,712)
Balance at September 30, 2021	$(63,356)	$845	$(12,086)	$(928)	$(75,525)

Balance at July 1, 2020	$(84,358)	$2,447	$(6,956)	$890	$(87,977)
Other comprehensive income before reclassifications (net of tax)	17,836	(1,850)	365	—	16,351
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(985)	153	(248)	(1,080)
Net current period other comprehensive income (loss)	17,836	(2,835)	518	(248)	15,271
Balance at September 30, 2020	$(66,522)	$(388)	$(6,438)	$642	$(72,706)

Balance at January 1, 2021	$(42,525)	$(2,496)	$(12,844)	$(788)	$(58,653)
Other comprehensive income (loss) before reclassifications (net of tax)	(20,831)	3,387	269	—	(17,175)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(46)	489	(140)	303
Net current period other comprehensive income (loss)	(20,831)	3,341	758	(140)	(16,872)
Balance at September 30, 2021	$(63,356)	$845	$(12,086)	$(928)	$(75,525)

Balance at January 1, 2020	$(76,346)	$4,316	$(7,253)	$1,387	$(77,896)
Other comprehensive income (loss) before reclassifications (net of tax)	9,824	(1,051)	365	—	9,138
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(3,653)	450	(745)	(3,948)
Net current period other comprehensive income (loss)	9,824	(4,704)	815	(745)	5,190
Balance at September 30, 2020	$(66,522)	$(388)	$(6,438)	$642	$(72,706)

Reclassifications out of accumulated other comprehensive income and into the condensed consolidated statements of income were as follows:

	Three months ended September 30		Nine months ended September 30
In thousands	2021	2020	2021	2020
Description					Line Item in Statements of Income
Cash flow hedges (Note 18)
Gains on cash flow hedges	$(67)	$(1,345)	$(10)	$(5,015)	Costs of products sold
Tax expense (benefit)	(5)	360	(78)	1,362	Income tax provision
Net of tax	(72)	(985)	(88)	(3,653)

Loss on interest rate swaps	21	—	64	—	Interest expense
Tax benefit	(7)	—	(22)	—	Income tax provision
Net of tax	14	—	42	—
Total cash flow hedges	(58)	(985)	(46)	(3,653)
Retirement plan obligations (Note 10)
Amortization of deferred benefit pension plans
Prior service costs	12	12	36	35	Other, net
Actuarial losses	199	164	597	485	Other, net
	211	176	633	520
Tax benefit	(57)	(23)	(144)	(70)	Income tax provision
Net of tax	154	153	489	450
Amortization of deferred benefit other plans
Prior service credits	(58)	(115)	(175)	(347)	Other, net
Actuarial losses (gains)	11	(209)	35	(626)	Other, net
	(47)	(324)	(140)	(973)
Tax expense	—	76	—	228	Income tax provision
Net of tax	(47)	(248)	(140)	(745)
Total reclassifications, net of tax	$49	$(1,080)	$303	$(3,948)

9. STOCK-BASED COMPENSATION
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
In 2021, we issued awards of RSUs and PSAs under our LTIP. In 2021, 40% of fair value of the awards granted were RSUs, which vest based on the passage of time, generally over a three-year period or in certain instances the RSUs were issued with five-year cliff vesting. In addition, some awards vest over one year or less depending upon the retirement eligibility of the grantees in the LTIP. The remaining 60% of the fair value of the awards granted in 2021 were PSAs. The PSAs awarded in 2021 vest based on either the achievement of a cumulative financial performance target covering a two-year period followed by an additional one-year service period or based on the three-year total shareholder return relative to a broad market index. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. For RSUs, the grant date fair value of the awards, or the closing price per common share on the date of the award, is used to determine the amount of expense to be recognized over the applicable service period. For PSAs, the grant date fair value is estimated using a lattice model. The significant inputs include the stock price, volatility, dividend yield, and risk-free rate of return. Settlement of RSUs and PSAs will be made in shares of our common stock currently held in treasury.
The following table summarizes RSU and PSA activity during periods indicated:

Units	2021	2020
Balance at January 1,	1,071,652	896,463
Granted	363,104	386,995
Forfeited	(101,431)	(87,523)
Shares delivered	(196,637)	(136,182)
Balance at September 30,	1,136,688	1,059,753
The amount granted in 2021 and 2020 includes 162,480 and 171,150, respectively, of PSAs exclusive of reinvested dividends.
The following table sets forth aggregate RSU and PSA compensation expense included in continuing operations for the periods indicated:

	September 30
In thousands	2021	2020
Three months ended	$1,478	$1,617
Nine months ended	4,015	3,994
Stock Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. All SOSARs are vested and have a term of ten years. No SOSARs were awarded since 2016.
The following table sets forth information related to outstanding SOSARs:

	2021		2020
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	1,082,413	$20.40	1,291,947	$20.05
Granted	—	—	—	—
Exercised	—	—	(58,460)	12.85
Canceled / forfeited	—	—	(151,074)	20.25
Outstanding at September 30,	1,082,413	$20.40	1,082,413	$20.40

10.RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans included in continuing operations.

	Three months ended September 30		Nine months ended September 30
In thousands	2021	2020	2021	2020
Pension Benefits
Service cost	$—	$61	$—	$153
Interest cost	266	318	789	919
Amortization of prior service cost	12	12	36	35
Amortization of actuarial loss	199	164	597	485
Total net periodic benefit expense	$477	$555	$1,422	$1,592

Other Benefits
Service cost	$8	$8	$22	$22
Interest cost	31	46	95	138
Amortization of prior service credit	(58)	(115)	(175)	(347)
Amortization of actuarial loss (gains)	11	(209)	35	(626)
Total net periodic benefit income	$(8)	$(270)	$(23)	$(813)
11. INCOME TAXES
Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
For the nine months ended September 30, 2021, we had pretax income from continuing operations of $32.7 million and income tax expense of $14.8 million. The effective income tax rate for the period ended September 30, 2021 was unfavorably impacted primarily by $19.6 million in pretax losses in the U.S., which generated no tax benefit, and a $2.0 million unfavorable impact attributable to income tax rate increases in Germany and the United Kingdom.
For the nine months ended September 30, 2021, we recorded a decrease in our federal valuation allowance of $2.6 million against our net deferred tax assets. In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of the evidence indicated it is more likely than not that the deferred assets will not be realized.
As of September 30, 2021 and December 31, 2020, we had $43.0 million and $46.3 million, respectively, of gross unrecognized tax benefits. As of September 30, 2021, if such benefits were to be recognized, approximately $38.2 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.
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
(1)includes provincial or similar local jurisdictions, as applicable
The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $1.8 million. Substantially all of this range relates to tax positions taken in the U.S.
We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information included in continuing operations related to interest on uncertain tax positions:

	Nine months ended September 30
In millions	2021	2020
Interest expense	$0.4	$0.2

	September 30 2021	December 31 2020
Accrued interest payable	$2.2	$1.8
12.INVENTORIES
Inventories, net of reserves, were as follows:

In thousands	September 30, 2021	December 31, 2020
Raw materials	$76,422	$55,466
In-process and finished	104,349	97,109
Supplies	47,034	43,655
Total	$227,805	$196,230

13.GOODWILL AND OTHER INTANGIBLE ASSETS
The following table sets forth changes in the amounts of goodwill and other intangible assets recorded by each of our segments during the periods indicated:

In thousands	December 31, 2020	Acquisitions	Amortization	Translation	September 30, 2021
Goodwill
Composite Fibers	$84,586	$—	$—	$(4,531)	$80,055
Airlaid Materials	79,783	36,231	—	(4,450)	111,564
Total	$164,369	$36,231	$—	$(8,981)	$191,619

Other Intangible Assets
Composite Fibers
Tradename - non amortizing	$3,902	$—	$—	$(220)	$3,682

Technology and related	41,578	—	—	(2,189)	39,389
Accumulated amortization	(18,636)	—	(1,424)	952	(19,108)
Net	22,942	—	(1,424)	(1,237)	20,281

Customer relationships and related	37,535	—	—	(2,051)	35,484
Accumulated amortization	(21,290)	—	(1,892)	1,208	(21,974)
Net	16,245	—	(1,892)	(843)	13,510

Airlaid Materials
Tradename	3,960	—	—	(223)	3,737
Accumulated amortization	(456)	—	(145)	31	(570)
Net	3,504	—	(145)	(192)	3,167

Technology and related	20,053	—	—	(1,099)	18,954
Accumulated amortization	(3,591)	—	(968)	223	(4,336)
Net	16,462	—	(968)	(876)	14,618

Customer relationships and related	26,636	20,000	—	(1,502)	45,134
Accumulated amortization	(7,856)	—	(2,333)	506	(9,683)
net	18,780	20,000	(2,333)	(996)	35,451

Total intangibles	133,664	20,000	—	(7,284)	146,380
Total accumulated amortization	(51,829)	—	(6,762)	2,920	(55,671)
Net intangibles	$81,835	$20,000	$(6,762)	$(4,364)	$90,709
As discussed in Note 3, “Acquisition”, we recorded $36.2 million of goodwill and $20.0 million of identifiable intangible assets consisting of customer relationships in connection with the May 13, 2021 Mount Holly acquisition.

14.LEASES
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
The following table sets forth information related to our leases as of the periods indicated.

Dollars in thousands	September 30, 2021	December 31, 2020
Right of use asset	$22,513	$11,789
Weighted average discount rate	3.38%	2.94%
Weighted average remaining maturity (years)	29.5	5.5
The following table sets forth operating lease expense for the periods indicated:

	September 30,
In thousands	2021	2020
Three months ended	$1,490	$1,400
Nine months ended	4,289	4,285
The following table sets forth required remaining future minimum lease payments during the years indicated:

In thousands
2021	$1,142
2022	4,306
2023	2,875
2024	2,286
2025	1,968
Thereafter	40,461
In connection with the May 2021 Mount Holly acquisition, we assumed a long-term lease of the land on which the facility is situated. The lease obligation, including renewal options that are expected to be exercised, expires in July 2077, and a corresponding right of use asset totaled of $7.7 million at the time the acquisition was completed.
15.SHORT-TERM DEBT
On March 30, 2021, through Glatfelter Gernsbach GmbH, a wholly-owned subsidiary, we borrowed $11.7 million from Commerzbank AG, a German financial institution. The non-amortizing borrowing bears a fixed-interest rate of 0.75% per annum and the loan matures on March 29, 2022. The proceeds were used for general corporate purposes.

16.LONG-TERM DEBT
Long-term debt is summarized as follows:

In thousands	September 30, 2021	December 31, 2020
Revolving credit facility, due Feb. 2024	$200,527	$36,813
Term loan, due Feb. 2024	226,080	249,715
2.40%Term Loan, due Jun. 2022	1,241	2,629
2.05% Term Loan, due Mar. 2023	9,270	14,737
1.30% Term Loan, due Jun. 2023	2,895	4,382
1.55% Term Loan, due Sep. 2025	5,674	7,143
1.10% Term Loan, due Mar. 2024	10,527	—
Total long-term debt	456,214	315,419
Less current portion	(27,441)	(25,057)
Unamortized deferred issuance costs	(5,683)	(1,898)
Long-term debt, net of current portion	$423,090	$288,464
In connection with the Mount Holly acquisition, we borrowed $160.0 million under the Revolving Credit Facility.
On September 2, 2021 the Company and certain of its subsidiaries as borrowers (together with the Company, the "Borrowers") and certain of its domestic subsidiaries as guarantors, entered into a restatement agreement as part of a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) with a consortium of banks. Pursuant to the Credit Agreement, the banks agreed (i) to make available to the Borrowers multi-currency revolving credit loans (the “Revolving Loans”) in an aggregate principal amount not to exceed $400 million outstanding at any time (the “Revolving Facility”), which may be borrowed, repaid and reborrowed until September 2, 2026 and (ii) to continue the Euro denominated term loan in an aggregate amount not to exceed €220.0 million (the “Term Loan Facility”) which matures February 8, 2024. Borrowings of Revolving Loans will be available in U.S Dollars, Euros, British Pound Sterling, and Canadian Dollars and the borrowing of Term Loans will be available in Euros.
In addition, the Borrowers may request (i) letters of credit in an aggregate face amount not to exceed $30 million; and (ii) Swing Loans (as defined in the Credit Agreement) in an aggregate principal amount not to exceed $30 million. Under the Credit Agreement, the Borrowers also have the option to request that the Lenders increase their commitments under the Revolving Facility or Term Loan Facility or join one or more new Lenders to the Credit Agreement (such new Lenders subject to the approval of the Administrative Agent), provided that the increase in the aggregate principal amount of commitments may not exceed $150 million. Borrowings under the Credit Agreement are unsecured.
The Borrowers are permitted to use borrowings under the Revolving Facility for general corporate purposes including working capital needs and to finance future permitted acquisitions.
The principal amount of the Term Loan amortizes in consecutive quarterly installments of principal, with each such quarterly installment to be in an amount equal to 1.25% of the Term Loan funded.
Borrowing rates for the Revolving Loans are determined at our option at the time of each borrowing. For all U.S. Dollar denominated Revolving Loan borrowings, the borrowing rate is either, (a) the bank’s base rate which is equal to the greater of i) the prime rate; ii) the overnight bank funding rate plus 50 basis points; or iii) the daily Euro-rate plus 100 basis points plus an applicable spread over either i), ii) or iii) ranging from 12.5 basis points to 100 basis points based on the Company’s leverage ratio and its corporate credit ratings determined by Standard & Poor’s Rating Services and Moody’s Investor Service, Inc. (the “Corporate Credit Rating”); or (b) the daily Euro-rate or EURIBOR-rate plus an applicable margin ranging from 112.5 basis points to 200 basis points based on the Company’s leverage ratio and the Corporate Credit Rating. For the Term Loan and non-U.S. Dollar denominated borrowings, interest is based on (b) above.
The Credit Agreement contains representations, warranties, covenants and events of default customary for financings of this type. If an event of default occurs and is continuing, then the Agent may declare outstanding obligations under the Credit Agreement immediately due and payable. The Credit Agreement specifies a maximum ratio of consolidated total net debt to consolidated adjusted EBITDA, also known as the leverage ratio. Prior to the acquisition in October 2021 of all of the outstanding equity interests of PMM Holding (Luxembourg) AG (the “Jacob Holm Acquisition”), we are obligated to maintain a leverage ratio of no more than 4.00 to 1.00, provided that such ratio increases to 4.50 to 1.00 during the period of four fiscal quarters immediately following a material acquisition. Subsequent to the Jacob Holm Acquisition, we must maintain a maximum leverage ratio of no more than 5.25 to 1.00, which steps down to 4.00 to 1.00 after 24 months of the Jacob Holm Acquisition. The Credit Agreement also contains covenants requiring a minimum interest coverage ratio and provisions limiting our ability to, among other things, (i) incur debt and guaranty obligations, (ii) incur liens, (iii) make loans, advances, investments and acquisitions, (iv) merge or liquidate, or (v) sell or transfer assets. In addition, the Credit Agreement provides that if, and for so long as, the Debt Rating (as defined in the Credit Agreement) is below “BB” by Standard & Poor’s or below “Ba2” by Moody’s, obligations under the Credit Agreement will be secured by substantially all domestic assets of the Company and the guarantors, subject to certain exceptions and limitations.
As of September 30, 2021, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 2.6x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement.
All remaining principal outstanding and accrued interest under the Credit Agreement will be due and payable on September 2, 2026.
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
Letters of credit issued to us by certain financial institutions totaled $6.7 million and $7.3 million as of September 30, 2021 and December 31, 2020, respectively. The letters of credit, which reduce amounts available under our Revolving Credit Facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program and for performance of certain remediation activity related to the Fox River matter. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.
17.FAIR VALUE OF FINANCIAL INSTRUMENTS
The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their respective fair value. The following table sets forth carrying value and fair value of long-term debt:

	September 30, 2021		December 31, 2020
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$200,527	$200,527	$36,813	$36,813
Term loan, due Feb. 2024	226,080	226,080	249,715	249,715
2.40% Term Loan	1,241	1,250	2,629	2,651
2.05% Term Loan	9,270	9,356	14,737	14,873
1.30% Term Loan	2,895	2,903	4,382	4,384
1.55% Term Loan	5,674	5,727	7,143	7,210
1.10% Term Loan	10,527	10,520	—	—
Total	$456,214	$456,363	$315,419	$315,646

The values set forth above are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 18.
18.FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES
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
Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of September 30, 2021, the maturity of currency forward contracts ranged from one month to 18 months.
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
We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	September 30, 2021	December 31, 2020
Derivative
Sell/Buy - sell notional
Philippine Peso / Euro	13,514	18,522
Euro / British Pound	19,318	18,638
U.S. Dollar / British Pound	10,331	—
U.S. Dollar / Euro	1,022	1,041
Canadian Dollar / U.S. Dollar	—	70

Sell/Buy - buy notional
Euro / Philippine Peso	876,006	853,686
British Pound / Philippine Peso	1,149,365	1,081,791
Euro / U.S. Dollar	93,797	69,324
U.S. Dollar / Canadian Dollar	33,345	34,847
British Pound / U.S. Dollar	851	—
In October 2019, we entered into a €180 million notional value floating-to-fixed interest rate swap agreement with certain financial institutions. Under the terms of the swap, we will pay a fixed interest rate of the applicable margin plus 0.0395% on €180 million of the underlying variable rate term loan. We will receive the greater of 0.00% or EURIBOR.
Derivatives Designated as Hedging Instruments – Net Investment Hedge The €220 million Term Loan discussed in Note 16 – “Long-Term Debt” is designated as a net investment hedge of our Euro functional currency foreign subsidiaries. During the first nine months of 2021, we recognized a pre-tax gain of $13.8 million and in the same period of 2020 a pre-tax loss of $9.7 million on the remeasurement of the term loan from changes in currency exchange rates. Such amounts are recorded as a component of Other Comprehensive Income (Loss).
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
The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	September 30, 2021	December 31, 2020
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	22,050	25,250
Euro / British Pound	—	600
British Pound / Euro	2,400	1,900
U.S. Dollar / Swiss Franc	1,300	—
British Pound / Swiss Franc	750	—
Euro / Swiss Franc	1,400	—

Sell/Buy - buy notional
Euro / U.S. Dollar	17,200	7,500
British Pound / Euro	1,200	—
These contracts have maturities of one month from the date originally entered into.
Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$2,569	$577	$740	$4,342
Interest rate swap	—	—	98	136

Not designated as hedging:
Forward foreign currency exchange contracts	$275	$456	$572	$118
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
The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2021	2020	2021	2020
Designated as hedging:
Forward foreign currency exchange contracts:
Cost of products sold	$67	$1,345	$10	$5,015
Interest expense	21	—	64	—

Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$(376)	$1,037	$327	$510
The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance-sheet item.
A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss), before taxes, is as follows:

In thousands	2021	2020
Balance at January 1,	$(3,460)	$5,859
Deferred gains (losses) on cash flow hedges	4,920	(1,435)
Reclassified to earnings	(74)	(5,015)
Balance at September 30,	$1,386	$(591)
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
19.COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS
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
Cost estimates Our remaining obligations under the OU1 consent decree consist of long-term monitoring and maintenance. Furthermore, we are primarily responsible for long-term monitoring and maintenance in OU2-OU4a over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. In 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. We are obligated to make the regular payments under that fixed-price contract until the remaining amount due is less than the OU1 escrow account balance. We are permitted to pay for this contract using the remaining balance of the escrow account established by us and WTM I Company (“WTM I”) another PRP, under the OU1 consent decree during any period that the balance in the escrow account exceeds the amount due under our fixed-price contract. As of September 30, 2021, the balance in the escrow is less than amounts due under the fixed-price contract by approximately $1.6 million. Our obligation to pay this difference is secured by a letter of credit.
At September 30, 2021, the escrow account balance totaled $8.8 million which is included in the condensed consolidated balance sheet under the caption “Other assets.”
Under the consent decree, we are responsible for reimbursement of government oversight costs paid from October 2018 and later over approximately the next 30 years. We anticipate that oversight costs will decline as activities at the site transition from remediation to long-term monitoring and maintenance.
Reserves for the Site Our reserve for past and future government oversight costs and long-term monitoring and maintenance is set forth below:

	Nine months ended September 30,
In thousands	2021	2020
Balance at January 1,	$18,455	$21,870
Payments	(1,780)	(3,243)
Accretion	152	155
Balance at September 30,	$16,827	$18,782
The payments set forth above represent amounts due under the long-term monitoring and maintenance agreement. With respect to our total reserve for the Fox River, $2.5 million is recorded in the accompanying September 30, 2021 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $14.3 million is recorded under the caption “Other long-term liabilities.”
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

20.SEGMENT INFORMATION
The following tables set forth financial and other information by segment for the period indicated:

Three months ended September 30					Other and
Dollars in thousands	Composite Fibers		Airlaid Materials		Unallocated		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$138,118	$132,419	$141,533	$101,054	$—	$—	$279,651	$233,473
Cost of products sold	121,028	112,031	121,102	83,699	(836)	(508)	241,294	195,222
Gross profit (loss)	17,090	20,388	20,431	17,355	836	508	38,357	38,251
SG&A	11,278	9,924	5,689	4,438	9,099	10,273	26,066	24,635
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(2,235)	(413)	(2,235)	(413)
Total operating income (loss)	5,812	10,464	14,742	12,917	(6,028)	(9,352)	14,526	14,029
Non-operating expense	—	—	—	—	(2,916)	(3,888)	(2,916)	(3,888)
Income (loss) before income taxes	$5,812	$10,464	$14,742	$12,917	$(8,944)	$(13,240)	$11,610	$10,141
Supplementary Data
Net tons sold	32,737	35,009	43,526	34,752	—	—	76,263	69,761
Depreciation, depletion and amortization ($ in thousands)	$6,904	$6,755	$7,763	$5,674	$1,043	$1,273	$15,710	$13,702
Capital expenditures	2,585	3,060	2,926	2,791	1,797	2,303	7,308	8,154

Nine months ended September 30					Other and
Dollars in thousands	Composite Fibers		Airlaid Materials		Unallocated		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$420,965	$387,267	$329,271	$293,949	$—	$—	$750,236	$681,216
Cost of products sold	354,629	319,403	283,825	243,526	(1,425)	11,171	637,029	574,100
Gross profit (loss)	66,336	67,864	45,446	50,423	1,425	(11,171)	113,207	107,116
SG&A	33,396	30,811	15,076	13,192	29,405	28,704	77,877	72,707
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(4,638)	(1,010)	(4,638)	(1,010)
Total operating income (loss)	32,940	37,053	30,370	37,231	(23,342)	(38,865)	39,968	35,419
Non-operating expense	—	—	—	—	(7,261)	(14,992)	(7,261)	(14,992)
Income (loss) before income taxes	$32,940	$37,053	$30,370	$37,231	$(30,603)	$(53,857)	$32,707	$20,427
Supplementary Data
Net tons sold	101,348	100,024	106,705	103,068	—	—	208,053	203,092
Depreciation, depletion and amortization ($ in thousands) (1)	$20,885	$19,652	$20,378	$16,598	$2,913	$7,060	$44,176	$43,310
Capital expenditures	8,240	9,121	5,962	6,606	4,317	4,438	18,519	20,165
(1)The amount presented in 2020 in the Other and unallocated columns represents accelerated depreciation incurred in connection with the restructuring of our metallized operations.
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

21.Subsequent Events
On October 25, 2021, we completed the private placement of $500 million in aggregate principal amount of 4.750% senior notes due 2029 (the “Notes”). The net proceeds from the offering of the Notes, together with cash on hand, were used to pay the purchase price of the Jacob Holm Acquisition, to repay certain indebtedness of Jacob Holm, to repay outstanding revolving borrowings under our Revolving Facility, and to pay estimated fees and expenses.
On October 29, 2021, we completed our previously announced acquisition of PMM Holding (Luxembourg) AG, the owner of all of the equity interest in Jacob Holm, a global leading manufacturer of premium quality spunlace nonwoven fabrics for critical cleaning, high-performance materials, personal care, hygiene and medical applications, for approximately $302 million for the outstanding shares and the extinguishment of Jacob Holm’s debt and subject to post-closing adjustments.
Jacob Holm’s broad product offerings and blue-chip customer base expands Glatfelter’s portfolio to include surgical drapes and gowns, wound care, face masks, facial wipes and cosmetic masks. The acquisition of Jacob Holm’s Sontara business, a leading brand of finished products for critical cleaning wipes and medical apparel, enhances Glatfelter’s technological capabilities. Jacob Holm has approximately 760 employees, operates production facilities in the United States, France and Spain, and its revenue in 2020 totaled approximately $400 million. We intend to report Jacob Holm as a separate reporting segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report on Form 10-K ("2020 Form 10-K").
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
i.risks associated with the impact of the COVID-19 pandemic, including global and regional economic conditions, changes in demand for our products, interruptions in our global supply chain, ability to continue production by our facilities, credit conditions of our customers or suppliers, or potential legal actions that could arise due to our operations during the pandemic;
ii.disruptions of our global supply chain, including the availability of key raw materials and transportation for the delivery of critical inputs and of products to customers, and the increase in the costs of transporting materials and products;
iii.variations in demand for our products, including the impact of unplanned market-related downtime, variations in product pricing, or product substitution;
iv.the impact of competition, changes in industry production capacity, including the construction of new facilities or new machines, the closing of facilities and incremental changes due to capital expenditures or productivity increases;
v.risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;
vi.geopolitical matters, including any impact to our operations from events in Russia, Ukraine and Philippines;
vii.our ability to develop new, high value-added products;
viii.changes in the price or availability of raw materials we use, particularly woodpulp, pulp substitutes, synthetic pulp, other specialty fibers and abaca fiber;
ix.changes in energy-related prices and commodity raw materials with an energy component;
x.the impact of unplanned production interruption at our facilities or at any of our key suppliers;
xi.disruptions in production and/or increased costs due to labor disputes;
xii.the impact of war and terrorism;
xiii.the impact of unfavorable outcomes of audits by various state, federal or international tax authorities or changes in pre-tax income and its impact on the valuation of deferred taxes;
xiv.enactment of adverse state, federal or foreign tax or other legislation or changes in government legislation, policy or regulation; and
xv.our ability to finance, consummate and integrate acquisitions.
COVID-19 Pandemic On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic as the virus spread throughout the world. The COVID-19 pandemic and the actions undertaken throughout the world in an attempt to contain the virus have had an unprecedented and significant adverse impact on global economies in terms of reduced GDP, increased unemployment, and insolvencies in a variety of industries and markets. As a result, we have experienced and may continue to experience weaker or volatile demand for certain of our products due to the effects of the pandemic. Shortly after the pandemic began and through the first several months of 2021, our financial performance and results of operations were adversely impacted by the pandemic, particularly by weaker demand for tabletop products used by restaurants, catering and similar venues, all of which were impacted by “lockdowns” throughout many regions of the world. However, demand is improving as restaurants around the world begin to reopen. The majority of our other product portfolios are considered to be “essential or life-sustaining” and we continued to produce products used in the global response effort to the pandemic. We believe demand for certain of our products, such as Composite Fibers’ food and beverage filtration products and Airlaid Materials’ personal hygiene and wipes, will remain stable.
Acquisition As discussed in Item 1 - Financial Statements, Note 3 “Acquisition,” on May 13, 2021, we completed our acquisition of Georgia-Pacific's U.S. nonwovens business (“Mount Holly”) for $170.9 million, subject to customary post-closing adjustments. This business includes the Mount Holly, NC manufacturing facility, with annual production capacity of approximately 37,000 metric tons, and an R&D center and pilot line for nonwovens product development in Memphis, TN. Mount Holly’s net sales in 2020 were approximately $100 million. Prospectively from the date of acquisition, Mount Holly’s results of operation are included as part of our Airlaid Materials reporting segment.
RESULTS OF OPERATIONS
Introduction We manufacture a wide array of engineered materials and report our results along two segments:
•Composite Fibers with revenue from the sale of single-serve tea and coffee filtration products, wallcovering base materials, composite laminates, technical specialties including substrates for electrical applications, and metallized products; and
•Airlaid Materials with revenue from the sale of airlaid nonwoven fabric-like materials used in feminine hygiene and adult incontinence products, specialty wipes, home care products and other airlaid applications.
The former Specialty Papers business’ results of operations and financial condition are reported as discontinued operations. Following is a discussion and analysis primarily of the financial results of operations and financial condition of our continuing operations.
Nine months ended September 30, 2021 versus the nine months ended September 30, 2020
Overview For the first nine months of 2021, we reported income from continuing operations of $17.9 million, or $0.40 per diluted share compared with $11.7 million and $0.26 per diluted share in the year earlier period. The following table sets forth summarized consolidated results of operations:

	Nine months ended September 30,
In thousands, except per share	2021	2020
Net sales	$750,236	$681,216
Gross profit	113,207	107,116
Operating income	39,968	35,419
Continuing operations
Income	17,945	11,652
Earnings per share	0.40	0.26
Net income	17,331	11,517
Earnings per share	0.39	0.26
The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect a number of significant actions we undertook including strategic initiatives, corporate headquarters relocation, cost optimization and the restructuring and consolidation of our metallized business, among others. Excluding these items from reported results, adjusted earnings, a non-GAAP measure, was $26.0 million, or $0.58 per diluted share for the first nine months of 2021, compared with $27.7 million, or $0.62 per diluted share, a year ago. Operating income for our Composite Fibers segment was $4.1 million lower than the same period a year ago primarily reflecting the impact of inflationary pressures. Airlaid Materials’ operating income was $6.9 million lower primarily due to the adverse impact of the pandemic on demand for certain products and the related machine downtime to manage inventory levels.
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
The following table sets forth the reconciliation of net income to adjusted earnings for the period indicated:

	Nine months ended September 30,
	2021		2020
In thousands, except per share	Amount	EPS	Amount	EPS
Net income	$17,331	$0.39	$11,517	$0.26
Exclude: Loss from discontinued operations	614	0.01	135	—
Income from continuing operations	17,945	0.40	11,652	0.26
Adjustments (pre-tax)
Strategic initiatives	11,207		843
Corporate headquarters relocation	429		610
Restructuring charge - Metallized operations	—		11,111
Cost optimization actions	687		4,367
Pension settlement expenses, net	—		6,792
COVID 19 - incremental costs	—		1,766
Asset impairment charge	—		900
Timberland sales and related costs	(4,638)		(1,013)
Total adjustments (pre-tax)	7,685		25,376
Income taxes (1)	49		(4,257)
CARES Act of 2020 tax provision (benefit) (2)	295		(5,023)
Total after-tax adjustments	8,029	0.18	16,096	0.36
Adjusted earnings	$25,974	$0.58	$27,748	$0.62
(1)Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated.
(2)Tax impact recorded in connection with passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) related to provisions that modified the “net operating loss” provisions of previous law to allow certain losses to be carried back five years.

Segment Financial Performance

Nine months ended September 30,
Dollars in thousands	Composite Fibers		Airlaid Materials		Other and Unallocated		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$420,965	$387,267	$329,271	$293,949	$—	$—	$750,236	$681,216
Cost of products sold	354,629	319,403	283,825	243,526	(1,425)	11,171	637,029	574,100
Gross profit (loss)	66,336	67,864	45,446	50,423	1,425	(11,171)	113,207	107,116
SG&A	33,396	30,811	15,076	13,192	29,405	28,704	77,877	72,707
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(4,638)	(1,010)	(4,638)	(1,010)
Total operating income (loss)	32,940	37,053	30,370	37,231	(23,342)	(38,865)	39,968	35,419
Non-operating expense	—	—	—	—	(7,261)	(14,992)	(7,261)	(14,992)
Income (loss) before income taxes	$32,940	$37,053	$30,370	$37,231	$(30,603)	$(53,857)	$32,707	$20,427
Supplementary Data
Net tons sold	101,348	100,024	106,705	103,068	—	—	208,053	203,092
Depreciation, depletion and amortization ($ in thousands) (1)	$20,885	$19,652	$20,378	$16,598	$2,913	$7,060	$44,176	$43,310
Capital expenditures	8,240	9,121	5,962	6,606	4,317	4,438	18,519	20,165
(1)The amount presented in 2020 in the Other and unallocated column represents accelerated depreciation incurred in connection with the restructuring of the metallized operations.
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
Sales and Costs of Products Sold

	Nine months ended September 30,
In thousands	2021	2020	Change
Net sales	$750,236	$681,216	$69,020
Costs of products sold	637,029	574,100	62,929
Gross profit	$113,207	$107,116	$6,091
Gross profit as a percent of Net sales	15.1%	15.7%

The following table sets forth the contribution to consolidated net sales by each segment:

	Nine months ended September 30,
Percent of Total	2021	2020
Segment
Composite Fibers	56.1%	56.8%
Airlaid Materials	43.9	43.2
Total	100.0%	100.0%
Net sales totaled $750.2 million and $681.2 million in the first nine months of 2021 and 2020, respectively.
Composite Fibers’ net sales increased $33.7 million or 8.7% in the first nine months of 2021 compared to the year-ago period, driven by favorable currency translation of $22.2 million, and $7.8 million from higher selling prices. During the first nine months of 2021, we announced price increases of 8% and 12% in response to significantly higher input costs. Overall shipments increased 1.3% in the period-over-period comparison.
Composite Fibers’ operating income of $32.9 million was $4.1 million lower than the first nine months of 2020. The decline in operating results reflects the adverse impact of significantly higher costs for raw materials, primarily woodpulp, and higher energy prices, which in the aggregate increased $19.8 million. The adverse impact of inflation more than outpaced the $7.8 million increase in selling prices. The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart (presented in millions):
Airlaid Materials’ net sales increased $35.3 million, in the year-over-year comparison, and shipments increased 3.5% each driven by the addition of Mount Holly. The segments sales were impacted by lower shipments in the hygiene and wipes categories (excluding volumes added by Mount Holly) as customers adjusted their buying patterns following elevated year-end inventory levels maintained due to the pandemic. Currency translation was $9.3 million favorable, and the Mount Holly acquisition is included prospectively from the May 13, 2021 closing of the transaction, adding $34.2 million of net sales.
Airlaid Materials’ first nine months of 2021 operating income of $30.4 million was $6.9 million lower when compared to the same period in 2020, due to higher input costs, primarily pulp and energy prices which outpaced increases in selling prices. Higher average selling prices largely due to raw material pass-through provisions, added $16.5 million. Higher raw material and energy prices more than offset the benefit of higher selling prices. The primary drivers are summarized in the following chart (presented in millions):

Other and Unallocated The amount of “Other and Unallocated” operating expense in our table of Segment Financial Information totaled $23.3 million in the first nine months of 2021 compared with $38.9 million in the first nine months of 2020. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the comparison decreased $4.6 million primarily due to lower incentive compensation in the comparison.
Income taxes During the first nine months of 2021, income from continuing operations totaled $32.7 million and income tax expense totaled $14.8 million. On adjusted pre-tax income of $40.4 million, income tax expense was $14.4 million in the first nine months of 2021. The comparable amounts in the same period of 2020 were $45.8 million and $18.1 million, respectively. The income tax expense in the nine months of 2020 includes a $5.0 million tax benefit recorded in connection with passage of the CARES Act. The effective tax rate on adjusted earnings was 35.7% in the first nine months of 2021.
Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our Euro denominated revenue exceeds Euro expenses by an estimated €150 million. For the first nine months of 2021, the average currency exchange rate was 1.19 dollar/euro compared with 1.14 in the same period of 2020. With respect to the British Pound Sterling, Canadian Dollar, and Philippine Peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the Euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first nine months of 2021.

In thousands	Nine months ended September 30,
Favorable (unfavorable)
Net sales	$31,530
Costs of products sold	(32,679)
SG&A expenses	(2,101)
Income taxes and other	(460)
Net loss	$(3,710)
The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2021 were the same as 2020. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Three months ended September 30, 2021 versus the three months ended September 30, 2020
Overview We reported income from continuing operations for the third quarter of 2021 of $8.1 million, or $0.18 per diluted share, compared with $6.5 million, or $0.15 per diluted share, in the same period a year ago. The 2021 results include the acquisition of Mount Holly prospectively from the May 13, 2021 acquisition date. Adjusted earnings from continuing operations for the third quarters of 2021 and 2020, were $9.5 million, or $0.21 per share, compared with $7.0 million, or $0.16 per share, respectively. The following table sets forth summarized results of operations:

	Three months ended September 30,
In thousands, except per share	2021	2020
Net sales	$279,651	$233,473
Gross profit	38,357	38,251
Operating income	14,526	14,029
Continuing operations
Income	8,059	6,527
Earnings per share	0.18	0.15
Net income	7,527	6,527
Earnings per share	$0.17	$0.15
The following table sets forth the reconciliation of net income (loss) to adjusted earnings for the periods indicate:

	Three months ended September 30,
	2021		2020
In thousands, except per share	Amount	EPS	Amount	EPS
Net income	$7,527	$0.17	$6,527	$0.15
Exclude: Loss from discontinued operations	532	0.01	—	—
Income from continuing operations	8,059	0.18	6,527	0.15
Adjustments (pre-tax)
Strategic initiatives	2,773		843
Corporate headquarters relocation	68		610
Restructuring charge - Metallized operations	—		57
Cost optimization actions	687		1,270
Pension settlement expenses, net	—		389
COVID 19 - incremental costs	—		586
Timberland sales and related costs	(2,235)		(412)
Total adjustments (pre-tax)	1,293		3,343
Income taxes (1)	18		(375)
CARES Act of 2020 tax provision (2)	112		(2,454)
Total after-tax adjustments	1,423	0.03	514	0.01
Adjusted earnings	$9,482	$0.21	$7,041	$0.16

(1)Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated.
(2)Tax benefit recorded in connection with passage of CARES related to provisions that modified the “net operating loss” provisions of previous law to allow certain losses to be carried back five years.

Segment Financial Performance

Three months ended September 30,
Dollars in thousands	Composite Fibers		Airlaid Materials		Other and Unallocated		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$138,118	$132,419	$141,533	$101,054	$—	$—	$279,651	$233,473
Cost of products sold	121,028	112,031	121,102	83,699	(836)	(508)	241,294	195,222
Gross profit	17,090	20,388	20,431	17,355	836	508	38,357	38,251
SG&A	11,278	9,924	5,689	4,438	9,099	10,273	26,066	24,635
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	(2,235)	(413)	(2,235)	(413)
Total operating income (loss)	5,812	10,464	14,742	12,917	(6,028)	(9,352)	14,526	14,029
Non-operating expense	—	—	—	—	(2,916)	(3,888)	(2,916)	(3,888)
Income (loss) before income taxes	$5,812	$10,464	$14,742	$12,917	$(8,944)	$(13,240)	$11,610	$10,141
Supplementary Data
Net tons sold	32,737	35,009	43,526	34,752	—	—	76,263	69,761
Depreciation, depletion and amortization ($ in thousands) (1)	$6,904	$6,755	$7,763	$5,674	$1,043	$1,273	$15,710	$13,702
Capital expenditures	2,585	3,060	2,926	2,791	1,797	2,303	7,308	8,154
The sum of individual amounts set forth above may not agree to the condensed consolidated financial statements included herein due to rounding

Sales and Costs of Products Sold

	Three months ended September 30,
In thousands	2021	2020	Change
Net sales	$279,651	$233,473	$46,178
Costs of products sold	241,294	195,222	46,072
Gross profit	$38,357	$38,251	$106
Gross profit as a percent of Net sales	13.7%	16.4%
The following table sets forth the contribution to consolidated net sales by each segment:

	Three months ended September 30,
Percent of Total	2021	2020
Segment
Composite Fibers	49.4%	56.7%
Airlaid Materials	50.6	43.3
Total	100.0%	100.0%
Net sales Consolidated net sales for the three months ended September 30, 2021 totaled $279.7 million, compared with $233.5 million for the same period in 2020. On a constant currency basis, net sales for Composite Fibers and Airlaid Materials (including Mount Holly) increased by 3.4% and 39.5%, respectively.
Composite Fibers’ net sales increased $5.7 million or 4.3% in the third quarter of 2021, compared to the year-ago quarter, mainly driven by higher selling prices of $5.8 million and favorable currency translation of $1.2 million. Overall, shipments were 6.5% lower primarily due to wallcover products. In Q3 2020, wallcover had a strong rebound in demand after volume dropped sharply in the second quarter of 2020 due to the pandemic, making for a challenging year-over-year comparison. In addition, a few wallcover customers took unexpected downtime in late August, 2021.
Composite Fibers’ operating income for the third quarter of 2021 totaled $5.8 million compared with $10.5 million in the third quarter of 2020. Higher raw material and energy inflation of $12.4 million was partially offset by $5.8 million in higher selling prices, reducing earnings by net $6.6 million. Favorable mix driven by higher demand in composite laminates and food and beverage categories, coupled with strong production to meet customer demand, positively impacted results by $3.1 million. The impact of currency and related hedging activity negatively impacted earnings by $1.2 million mainly due to favorable hedging gains on our underlying positions last year. The primary drivers are summarized in the following chart (presented in millions):

Airlaid Materials’ net sales increased $40.5 million in the year-over-year comparison, driven by the first full quarter of sales from Mount Holly as well as higher selling prices from cost pass-through arrangements. Shipments were 25.2% higher driven by Mount Holly as well as improvements in demand for tabletop and wipes products, slightly offset by lower shipments of hygiene products. Currency translation was $0.5 million favorable.
Airlaid Materials’ third quarter of 2021 operating income of $14.7 million was $1.8 million higher when compared to the third quarter of 2020. Higher shipments positively impacted results by $7.3 million. Selling price increases of $11.6 million, primarily due to raw material cost pass-through provisions, were more than offset by higher raw material and energy prices of $13.4 million, reducing earnings by net $1.8 million. Most pass-through contracts do not include energy inflation which was $1.3 million during the quarter. Operations were unfavorable $2.5 million mainly due to lower production compared to a strong quarter last year and higher inflationary pressures experienced in the quarter. The impact of currency and related hedging activity negatively impacted earnings by $1.2 million. The primary drivers are summarized in the following chart (presented in millions):
Other and Unallocated The amount of operating expense not allocated to a segment in the table of Segment Financial Information totaled $6.0 million in the third quarter of 2021 compared with $9.4 million in the same period a year ago. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the third quarter of 2021 decreased $1.7 million compared to the third quarter of 2020.
Income Taxes In the third quarter of 2021, income from continuing operations totaled $11.6 million and income tax expense totaled $3.6 million. On adjusted pre-tax income of $12.9 million, income tax expense was $3.4 million in the third quarter of 2021. The comparable amounts in the same quarter of 2020 were $13.5 million and $6.4 million, respectively. The effective tax rate on adjusted earnings was 26.5% in the third quarter of 2021 and includes a $1.1 million reduction in our valuation allowance on deferred tax assets.

Foreign Currency For the three months ended September 30, 2021, the average currency exchange rate was 1.18 dollar/euro compared with 1.17 in the same period of 2020. The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the second quarter of 2021.

In thousands	Three months ended September 30, 2021
Favorable (unfavorable)
Net sales	$1,716
Costs of products sold	(3,919)
SG&A expenses	(217)
Income taxes and other	(38)
Net loss	$(2,458)
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
LIQUIDITY AND CAPITAL RESOURCES
Our business requires significant expenditures for new or enhanced equipment, to support our research and development efforts, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Nine months ended September 30,
In thousands	2021	2020
Cash, cash equivalents and restricted cash at the beginning of period	$111,665	$126,201
Cash provided (used) by
Operating activities	38,497	24,539
Investing activities	(186,003)	(19,178)
Financing activities	151,264	(60,963)
Effect of exchange rate changes on cash	(4,082)	2,361
Change in cash and cash equivalents from discontinued operations	(481)	(1,108)
Net cash used	(805)	(54,349)
Cash, cash equivalents and restricted cash at the end of period	110,860	71,852
Less: restricted cash in Prepaid and other current assets	(2,000)	(2,000)
Less: restricted cash in Other assets	(8,828)	(10,611)
Cash and cash equivalents at the end of period	$100,032	$59,241
At September 30, 2021, we had $100.0 million in cash and cash equivalents (“cash”) held by both domestic and foreign subsidiaries. Approximately 91% of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes. In addition to cash, as of September 30, 2021, $180.4 million was available under our existing revolving credit agreement.
Cash provided by operating activities in the first nine months of 2021 totaled $38.5 million compared with $24.5 million in the same period a year ago. The increase was primarily due to improved operating results and improved working capital usage. During the first quarter of 2021 we used $11.8 million related to value-added tax liabilities identified while reviewing certain customer sales arrangements. During the third quarter of 2021, we recovered the amounts from the respective customer.
Net cash used by investing activities was $186.0 million compared with $19.2 million in the same period a year ago. The increase was due to the Mount Holly acquisition. Capital expenditures totaled $18.5 million and $20.2 million for the nine months ended September 30, 2021 and 2020, respectively, and are expected to be $30 million to $35 million for the full year 2021.
Net cash provided by financing activities totaled $151.3 million in the first nine months of 2021 compared with a use of $61.0 million in the same period of 2020. The change in financing activities primarily reflects $160 million in additional borrowings under our revolving credit facility to fund the Mount Holly acquisition as well as miscellaneous term loan borrowing, the proceeds of which were used for general purposes.
As discussed in Item 1 - Financial Information, Note - 16, our Credit Agreement contains a number of customary compliance covenants. As of September 30, 2021, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 2.6x, well within the maximum limit allowed under our Credit Agreement. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.
The following table sets forth our outstanding long-term indebtedness:

In thousands	September 30, 2021	December 31, 2020
Revolving credit facility, due Feb. 2024	$200,527	$36,813
Term loan, due Feb. 2024	226,080	249,715
2.40% Term Loan, due Jun. 2022	1,241	2,629
2.05% Term Loan, due Mar. 2023	9,270	14,737
1.30% Term Loan, due Jun. 2023	2,895	4,382
1.55% Term Loan, due Sep. 2025	5,674	7,143
1.10% Term Loan, due Mar. 2024	10,527	—
Total long-term debt	456,214	315,419
Less current portion	(27,441)	(25,057)
Unamortized deferred issuance costs	(5,683)	(1,898)
Long-term debt, net of current portion	$423,090	$288,464
Financing activities include cash used for common stock dividends. In both the first nine months of 2021 and 2020, we used $18.2 million and $17.5 million, respectively, of cash for dividends on our common stock. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
On October 25, 2021, we completed the private placement of $500 million in aggregate principal amount of 4.750% senior notes due 2029 (the “Notes”). The net proceeds from the Notes offering, together with cash on hand, were used to pay the purchase price of the Jacob Holm, to repay certain indebtedness of Jacob Holm, to repay outstanding revolving borrowings under our Credit Agreement, and to pay estimated fees and expenses.
We are subject to various federal, state and local laws and regulations intended to protect the environment, as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.
At September 30, 2021, we had ample liquidity consisting of $100.0 million of cash on hand and $180.4 million of capacity under our revolving credit facility. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt.
Off-Balance-Sheet Arrangements As of September 30, 2021 and December 31, 2020, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					September 30, 2021
In thousands, except percentages	2021	2022	2023	2024	2025	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At variable interest rates	$423,423	$413,870	$401,133	$239,375	$200,527	$426,607	$426,607
At fixed interest rates – Term Loans	33,389	24,101	11,408	2,785	425	29,607	29,756
						$456,214	$456,363
Weighted-average interest rate
On variable rate debt	1.56%	1.56%	1.56%	1.56%	1.56%
On fixed rate debt – Term Loans	1.62%	1.60%	1.62%	1.49%	1.55%

Interest rate swap
Pay fixed/received variable (notional)	€180,000	€180,000	€180,000	—	—
Rate paid	0.0395%	0.0395%	0.0395%	—	—
Rate received	—	—	—	—	—
The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of September 30, 2021. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At September 30, 2021, we had $456.2 million of long-term debt, of which 93.5% was at variable interest rates. After giving effect to the interest rate swap agreement, approximately 47% of our debt was at variable interest rates. The fixed rate Term Loans and a portion of the variable rate debt are euro-based borrowings; thus the value of which is also subject to currency risk. Variable-rate debt represents borrowings under our credit agreement that accrues interest based on one-month U.S. Dollar LIBOR or one-month Euro LIBOR indexes, but in no event less than zero, plus the applicable margin. At September 30, 2021, the weighted-average interest rate paid was equal to 1.56%. A hypothetical 100 basis point increase in the interest rate on variable rate debt would increase annual interest expense by $1.9 million. In the event rates are 100 basis points lower, interest expense would be $0.1 million lower.
We entered into a €180 million notional value floating-to-fixed interest rate swap agreement with certain financial institutions. Under the terms of the swap, we will pay a fixed interest rate of 0.0395% on €180 million of the underlying variable rate term loan. We will receive the greater of 0.00% or EURIBOR.
As part of our overall risk management practices, we enter into financial derivatives primarily designed to either i) hedge foreign currency risks associated with forecasted transactions – “cash flow hedges”; or ii) mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and foreign currency denominated receivables and payables – “foreign currency hedges.” For a more complete discussion of this activity, refer to Item 1 – Financial Statements – Note 18.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures Our Chief Executive Officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended September 30, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1A. RISK FACTORS
The following additional risk factor updates, and should be considered in addition to, the risk factors set forth under Part I, Item 1A. Risk Factors in our 2020 Form 10-K. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our 2020 Form 10-K.
The risks described below and in our 2020 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and adversely affect our business, reputation, financial condition or results of operations. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.

Disruption of our global supply chain could adversely affect our business.
Our ability to manufacture, sell and distribute products is critical to our operations. Our products contain raw materials that we source globally from suppliers. If there is a shortage of a key material in our supply chain, and a replacement cannot be readily sourced from an alternative supplier, the shortage may disrupt our production. Likewise, disruptions in the transportation and delivery of products - both from suppliers to our production facilities, and from our production facilities to our customers - may impact our ability to sell product and deliver goods to our customers on time. In addition, the costs of transporting materials and products through our chain of sourcing and production may increase, and such increases could be significant. The failure of third parties on which we rely, including those third parties who supply our raw materials, packaging, capital equipment and other necessary operating materials, contract manufacturers, commercial transport, distributors, contractors, and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, may negatively impact our operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such disruptions, or to effectively manage such disruptions if they occur, could adversely affect our business and results of operations, as well as require additional resources to restore our global supply chain. Any of these factors could have a material adverse impact on our results of operations and financial condition.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished herewith or incorporated by reference as indicated.

Incorporated by reference to
2.1	Share Purchase Agreement, dated July 22, 2021, by and among Glatfelter, PHG Tea Leaves, Inc., Ammon Ammon AG and the ultimate owners of Ammon Ammon AG.	Ex. 2.1 to Form 8-K filed Jul. 23, 2021

10.1	Third Amendment to Third Amended and Restated Credit Agreement, dated August 11, 2021, by and among Glatfelter, PNC Bank National Association, and other lenders party thereto.	Ex. 10.1 to Form 8-K filed Aug. 12, 2021

10.2
Fourth Restatement Agreement, dated September 2, 2021, by and among Glatfelter, PNC Bank, National Association, and the other lenders party thereto (the Fourth Amended and Restated Credit Agreement is appended as Exhibit A to the Fourth Restatement Agreement).
Ex. 10.1 to Form 8-K filed Sep. 2, 2021

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

November 2, 2021

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)