Form 10-K
period 2021-12-31
Glatfelter Corp
filed 2022-02-25
CIK 41719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
Based on the closing price as of June 30, 2020, the aggregate market value of the Common Stock of the Registrant held by non‑affiliates was $509.1 million.
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Common Stock outstanding on February 18, 2022 totaled 44,627,704 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 5, 2022 are incorporated by reference into Part III.

GLATFELTER CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Year Ended
December 31, 2021

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
The following discussion of our Business sets forth an update of the material developments since our most recent full discussion included in Item 1 – “Business” of our 2020 Annual Report on Form 10-K filed with the SEC on February 25, 2021.
ITEM 1    BUSINESS
Overview Glatfelter is a leading global supplier of engineered materials. Our high-quality, innovative, and customizable solutions are found in tea and single-serve coffee filtration, personal hygiene, as well as in many diverse packaging, home improvement and industrial applications. Our annual net sales approximate $1.4 billion, on a pro forma basis giving effect to recently completed acquisitions, with customers in over 100 countries. Our operations utilize a variety of manufacturing technologies including airlaid, wetlaid and spunlace with sixteen manufacturing sites located in the United States, Canada, Germany, the United Kingdom, France, Spain, and the Philippines. We have sales offices in all major geographies serving customers under the Glatfelter and Sontara brands.
Glatfelter has undergone a strategic transformation focused on becoming a leading engineered materials company accelerating growth through innovation and sustainability. The transformation includes unlocking value through the realignment of our product portfolio, investing in strategic growth opportunities, delivering shareholder distributions, and creating financial capacity for strategic flexibility. Our portfolio now consists of leading positions serving markets growing at or above gross domestic product rates, a predictable cash flow profile, and improved adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”).
We manage our business and make investment decisions under a functional operating model with three distinct reporting segments: Composite Fibers, Airlaid Materials and Spunlace. These segments serve growing global customers and markets providing innovative and customizable solutions, ultimately delivering high-quality engineered materials. As a leading global supplier of engineered materials for consumer and industrial applications, we partner with leading consumer product companies and other market leaders to provide innovative solutions delivering outstanding performance to meet market requirements. Over the past several years, we have divested non-strategic assets and made investments to increase production capacity and improve our technical capabilities to ensure we are best positioned to serve the market demands and grow our sales. We are committed to growing with our key markets and will make appropriate investments to support our customers and satisfy market demands.
In 2021, we completed two significant acquisitions to further our business transformation and in alignment with our stated strategy. On May 13, 2021, we completed the acquisition of all the outstanding equity interests of Georgia-Pacific Mt. Holly LLC, Georgia-Pacific’s U.S. nonwovens business (“Mount Holly”), for $170.9 million. This business includes the Mount Holly, NC manufacturing facility and an R&D center and pilot line for nonwovens product development in Memphis, TN. The Mount Holly facility produces high-quality airlaid products for the wipes, hygiene, and other nonwoven materials markets, competing in the marketplace with nonwoven technologies and substrates, as well as other materials focused primarily on consumer based end-use applications. Mount Holly had net sales of approximately $100 million in 2020. The Mount Holly acquisition expanded our footprint and income generation in the U.S. and balanced our sales mix between the Airlaid Materials and Composite Fibers segments.
On October 29, 2021, we completed the acquisition of PMM Holding (Luxembourg) AG, and its wholly-owned subsidiaries (“Jacob Holm”), a global leading manufacturer of premium quality spunlace nonwoven fabrics for critical cleaning, high-performance materials, personal care, hygiene and medical applications, for an enterprise value of approximately $304.0 million, including the extinguishment of debt. Jacob Holm's annual revenue approximates $400.0 million. We expect the combination to create an expanded portfolio of engineered specialty applications based on spunlace-based production assets with opportunities for long-term growth aligned with post-COVID lifestyle changes. Jacob Holm's results are reported prospectively from the date of acquisition as Spunlace, a newly established reporting segment.
Additional information related to these acquisitions is set forth in Item 8 – Financial Statements and Supplementary Data - Note 3 – “Acquisitions.”

GLATFELTER 2021 FORM 10-K	1

Our strategy focuses on:

Expanding our engineered materials business	•Investing in organic growth and strategic acquisitions to expand capabilities and broaden scale •Driving innovation and growth by leveraging market-leading capabilities and focusing on sustainability
Driving continuous improvement and cost optimization initiatives	•Achieving more consistent operational excellence across the Company through robust continuous improvement •Managing cost structure to increase margins and improve cash flow
Maintaining a healthy balance sheet and financial flexibility	•Applying a disciplined capital spending mindset •Funding organic and inorganic growth opportunities •Delivering shareholder distributions
Segments Consolidated net sales and the relative net sales contribution of each of our segments for the past three years are summarized below (the data includes the results of the recently completed acquisitions prospectively from the closing date):

Dollars in thousands	2021	2020	2019
Net sales	$1,084,694	$916,498	$927,673
Operating segment contribution
Composite Fibers	51.3%	57.3%	56.2%
Airlaid Materials	43.4	42.7	43.8
Spunlace	5.3	—	—
Total	100.0%	100.0%	100.0%
On a pro forma basis, assuming the acquisitions of Mount Holly and Jacob Holm had been completed on January 1, 2021, annual sales would have been approximately $1.4 billion and the operating segment contribution by Composite Fibers, Airlaid Materials and Spunlace would have been 39.2%, 35.3% and 25.5%, respectively.
Net tons sold by each segment for the past three years were as follows:

Metric tons	2021	2020	2019
Composite Fibers	132,196	134,758	133,473
Airlaid Materials	148,134	136,661	137,595
Spunlace	12,514
Total	292,844	271,419	271,068
COMPOSITE FIBERS Our Composite Fibers segment, with annual net sales of approximately $556.8 million, processes specialty long fibers, primarily from natural sources such as abaca, and other materials to create premium value-added products in the following categories:
•Food & Beverage filtration material primarily used for single-serve coffee and tea products;
•Wallcover base materials used by the world’s largest wallpaper manufacturers;
•Technical Specialties consists of a diverse line of specialty engineered products used in commercial and industrial applications such as electrical energy storage, home, hygiene, and other highly-engineered fiber-based applications;
•Composite Laminates decorative laminate solutions used in furniture, and household and commercial flooring, and other applications; and
•Metallized products used in labels, packaging liners, gift wrap, and other consumer product applications.
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
This segment’s net sales composition by categories is set forth in Item 8 – Financial Statements and Supplementary Data- Note 8 – “Revenue.”

Composite Fibers is comprised of five paper making facilities (Germany (3), France and England), a metallizing operation (Wales) and a pulp mill (the Philippines). The combined attributes of the facilities are summarized as follows (in metric tons):

Production Capacity	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM
147,000 lightweight and other paper	Abaca pulp	14,400
	Wood pulp	86,500
	Synthetic fiber	21,500
11,200 metallized	Base stock	11,000
12,000 abaca pulp	Abaca fiber	23,700
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
In addition to critical raw materials, Composite Fibers’ production cost is influenced by the price of electricity and natural gas. In 2021, Composite Fibers purchased approximately 77% of its electricity needs, the cost of which is influenced by the natural gas markets. In addition, the segment generates all the steam used in production by burning natural gas.
In Composite Fibers’ markets, competition is product line specific as the necessity for technical expertise and specialized manufacturing equipment limits the number of companies offering multiple product lines. In addition, Composite Fibers’ lightweight products are produced using highly specialized inclined wire paper machine technology. The following chart summarizes key competitors by market segment:

Market segment	Competitor
Single serve coffee & tea	Ahlstrom, Delfort Group AG, Purico, Miquel y Costas and Zhejiang Kan
Wallcovering	Mayak & Technocell JV, Neu Kaliss, Goznak, Kämmerer and Ahlstrom
Technical specialties	Nippon Kodoshi Corp ("NKK"), Kan Kyo Technology, Miquel y Costas, Burrows and Suominen Oyj
Composite laminates	Schweitzer-Maudit, Purico, Miquel y Costas, MB Papeles Especiales and Oi Feng
Metallized	AR Metallizing, Torras Papel Novelis, Vaassen, Galileo Nanotech, and Wenzhou Protec Vacuum Metallizing Co.
Our strategy in Composite Fibers is focused on:
•leveraging innovation resources to drive plastic free applications, and new product and new business development;
•optimizing our asset utilization and product portfolio while capitalizing on growing global markets in beverage filtration, electrical storage and consumer products trends;
•maximize continuous improvement methodologies to increase productivity, reduce costs and expand capacity; and
•ensuring readily available access to specialized raw material requirements or suitable alternatives to support projected growth.
AIRLAID MATERIALS Airlaid Materials, with annual net sales of approximately $470.3 million, is a leading global supplier of highly absorbent and engineered cellulose-based airlaid nonwoven materials, primarily used to manufacture consumer products for growing global end-user markets. Our products are composed of all-natural fluff pulp, which is sustainable by design. The categories served by Airlaid Materials include:
•feminine hygiene and other hygiene products;
•specialty wipes;
•tabletop;
•home care;
•adult incontinence; and
•other consumer and industrial products.
Airlaid Materials’ customers are industry leading consumer product companies, as well as private label converters. We believe this business holds a leading position in the majority of the markets it serves. Airlaid Materials has developed

GLATFELTER 2021 FORM 10-K	3

long-term customer relationships through superior quality, customer service, and a reputation for quickly bringing product and process innovations to market.
This segment’s net sales composition by categories is set forth in Item 8 – Financial Statements and Supplementary Data- Note 8 – “Revenue. “
The feminine hygiene category accounted for 44.0% and 52.1% of Airlaid Material’s net sales in 2021 and 2020, respectively. Most feminine hygiene sales are to a group of large, leading global consumer products companies. We believe these markets are growth oriented due to population growth in certain geographic regions and changing consumer preferences. In developing regions, demand is also influenced by increases in disposable income and cultural preferences.
Airlaid Materials operates state-of-the-art facilities in Falkenhagen and Steinfurt, Germany, Gatineau, Canada, Fort Smith, Arkansas and Mount Holly, North Carolina. The segment's five facilities operate with the following combined attributes (in metric tons):

Airlaid Production Capacity (metric tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
190,000	Fluff pulp	130,000
Key raw materials used in the airlaid production process other than fluff pulp include synthetic fibers, super absorbent polymers, and latex. The cost to produce is influenced by the cost of critical raw materials and energy prices. Airlaid Materials purchases substantially all the electricity and natural gas used in its operations. Approximately 79% of this segment’s net sales in 2021 was earned under contracts whose selling price is influenced by pass-through provisions directly related to the cost of certain key raw materials.
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
The following summarizes Airlaid Materials’ key competitors:

Market segment	Competitor
Hygiene and other absorbent products	Fitesa, McAirlaid's GmbH, Domtar, Suominen Oyj, Karweb Nonwovens, Gelok International
Tabletop	SharpCell, Rexcell AB, Ascutec, Karweb Nonwovens, Main SpA
Wipes	Suominen Oyj, Berry, Kimberly Clark, Spuntech Industries, AS Nonwovens
The global markets served by Airlaid Materials are characterized by attractive growth opportunities. To take advantage of this, our strategy is focused on:
•maintaining and expanding relationships with customers that are market-leading consumer product companies, as well as companies converting and distributing through private label arrangements;
•capitalizing on our product and process innovation capabilities, including developing plastic-free technologies;
•expanding geographic reach of markets served;
•optimizing the use of existing production capacity; and
•employing continuous improvement methodologies and initiatives to reduce costs, improve efficiencies and create additional capacity.

SPUNLACE Spunlace is a global leading specialty manufacturer of premium quality spunlace nonwovens for critical cleaning, high-performance materials, personal care, surface disinfecting wipes, hygiene, beauty care and medical applications. Spunlace, formed as a result of our Jacob Holm acquisition, is a global manufacturer with state of the art proprietary production technology, conversion capabilities and branded products. Spunlace serves the world's largest brands and focuses on quality, sustainability and innovation. The categories served by Spunlace include:
•critical cleaning;
•health care;
•high performance;
•beauty care;
•wipes; and
•feminine hygiene
Spunlace's products are used by a wide range of end users. The critical cleaning and high performance product categories are used in applications such as automotive refinishing, aerospace, cleanroom, automotive acoustics, fire blocking and filtration. It has long-standing relationships with its customers who are niche players with highly specialized requirements. Health and beauty care includes medical gowns and drapes, wound care, surgical towels, facial masks and face and body wipes. Customers in the wipes and feminine hygiene category consist of some of the world's largest consumer brands, retailers and converters.
The Spunlace segment results are included prospectively from October 29, 2021, the date of the acquisition. On a proforma basis, Jacob Holm operations had net sales of approximately $362.9 million for the full year 2021, of which $57.6 million is included in our results.
Spunlace’s operates four manufacturing facilities, two of which are located in the United States, and one each in France and Spain. In addition, Spunlace provides converting capabilities transforming semi-finished roll goods into finished products using various converting technologies. Spunlace production facilities have the following combined attributes (in metric tons):

Spunlace Production Capacity	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (metric tonnes)
91,000	Synthetic fibers	37,500
	Pulp-based fibers	32,750
	Fluff pulp	17,850
	Base paper	16,350
Key raw materials used in the spunlace production process include natural and synthetic fibers, pulps and paper stock. The spunlace production process utilized by Spunlace's facilities consumes a significant amount of water to facilitate the formation fibers into salable product. The cost to produce is influenced by the cost of critical raw materials and energy prices, including electricity and natural gas used in its operations. Approximately 40% of this segment’s net sales in 2021 was earned under contracts whose selling price is influenced by pass-through provisions directly related to the price indices of certain key raw materials.
The following summarizes Spunlace's key competitors:

Market segment	Competitor
Critical cleaning and high performance	Berry Plastics; Norafin; Kimberly Clark; Essity; Lydall; Fibertex
Feminine hygiene, Health and beauty care	Suominen Oyj, Kimberly Clark, Berry Plastics, Fibertex Personal Care
Our strategy in Spunlace is focused on:
•integrating its operations to maximize planned synergies;
•leading the industry transition in sustainability by leveraging our technological advantage;
•being the preferred co-innovator;
•optimizing the use of existing production capacity; and
•delivering operational excellence.
Concentration of Customers In each of the past three years, approximately 16% of our consolidated net sales were from sales to Procter & Gamble Company, a customer in the Airlaid Materials and Spunlace segments.

GLATFELTER 2021 FORM 10-K	5

Capital Expenditures Our business requires expenditures for equipment enhancements to support growth strategies, research and development initiatives, and for normal upgrades or replacements. Capital expenditures totaled $30.0 million, $28.1 million and $27.8 million in 2021, 2020 and 2019, respectively. Capital expenditures in 2022 are estimated to total between approximately $45 million and $50 million.
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
Human Capital Our business is guided by our Board of Directors and a diverse management team comprised of leaders with extensive business and industry experience. Additional information on our leadership team is set forth within this Form 10-K under the caption “Executive Officers.” As of December 31, 2021, we employed 3,235 people worldwide, the substantial majority of whom are skilled personnel responsible for the production and commercialization of our Composite Fibers, Airlaid Materials and Spunlace products. Our facilities are a continuous flow manufacturing operation with approximately 61% of our employees represented by local works councils or trade unions in Europe, the United Kingdom, Canada, and the Philippines.
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
Employee Training Training and professional growth are central to developing our workforce and driving long-term success for our organization. Global training encompasses a variety of programs, from apprenticeships and machine-specific skill development, grant-funded partnerships, Lean Six Sigma principles training, leadership development and compliance training. To ensure we continue to have the necessary resources with skills necessary to support the production of increasingly sophisticated engineered materials, we invest in the development of skills necessary to operate our machinery, including operational apprenticeship programs in many of our global locations.
Diversity, Equity and Inclusion We are a global company that encourages and embraces different cultures and backgrounds. Our employees, including our management team, are diverse – as our facilities hire locally for leadership positions, as well as salaried and production positions at all levels. We strive to create an inclusive culture and provide opportunities for people of all backgrounds to share their unique viewpoints and contribute to our success. The global nature of our business helps drive our inclusive corporate environment, as we regularly collaborate with colleagues who have different backgrounds, ethnicities and world views.
We are committed to ensuring our Company is a diverse and inclusive place to work, while also strengthening the communities in which we live.

Other Available Information The Corporate Governance page of our website includes our Governance Principles, Code of Business Conduct, and biographies of our Board of Directors and Executive Officers. In addition, the website includes charters of the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors. The Corporate Governance page also includes the Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter, our “whistle-blower” policy and other related material. We satisfy the disclosure requirement for any future amendments to, or waivers from, our Code of Business Conduct or Code of Business Ethics for the CEO and Senior Financial Officers by posting such information on our website. We will provide a copy of these documents, without charge, to any person who requests one by contacting Investor Relations at (717) 225-2746, ir@glatfelter.com or by mail to 4350 Congress Street, Suite 600, Charlotte, NC 28209.
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
On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic as the virus spread throughout the world. As the virus, and variants thereof, continued its rapid spread, a significant portion of the world’s economies was adversely impacted, and may continue to be so from time to time, by government mandates intending to slow or reduce the virus' reach such as i) reduced operation of “non-essential” businesses; ii) “social distancing”; and iii) vaccine mandates. The actions undertaken across the globe in an attempt to contain the spread of the virus have had an unprecedented and significant adverse impact on global economies in terms of reduced GDP, disruptions in global supply chains, increased unemployment, and insolvencies in a variety of industries and markets.
The majority of our product portfolios are considered to be “essential or life-sustaining” and we continued to produce products used in the global response effort to the pandemic. However, shortly after the pandemic began and through the first several months of 2021, our financial performance and results of operations were impacted by the pandemic, particularly by weaker demand for tabletop products used by restaurants, catering and similar venues, all of which were impacted by “lockdowns” throughout many regions of the world. In the event economic activity continues to be adversely impacted, or the impact intensifies, due to the spread of COVID-19 or due to actions to control the spread, we could be forced to curtail operations further due to reduced customer demand, compliance with government mandates or the inability to adequately staff production facilities due to a widespread or sustained outbreak of COVID-19 at one or more of our facilities. In addition, our global supply chain could be disrupted, demand for our products, or the prices the products are sold, could be adversely impacted if economic conditions in the target markets that we serve remain weak or weaken further. We also could face potential legal actions that could arise due to our operations during the pandemic. This economic environment may also cause customer insolvencies which may result in their inability to satisfy their financial obligations to us. The conditions are beyond our control and may have a significant impact on our sales and results of operations.
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
Approximately 52% of our net sales in 2021 was from shipments to customers in Europe, the demand for which is dependent on economic conditions in this area, or to the extent such customers do business outside of Europe, in other regions of the world. Uncertain economic conditions in this region may cause weakness in demand for our products, as well as volatility in our customers buying patterns.
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

GLATFELTER 2021 FORM 10-K	7

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
We require access to sufficient, and reasonably priced, quantities of pulps, pulp substitutes, abaca fiber, polyester or synthetic fibers, and certain other raw materials, as well as access to reliable and abundant supplies of water to support many of our production facilities. We require significant quantities of wood pulps and, therefore, the volatility of wood pulp prices can have a significant impact on our results of operations.
Our Philippine production site purchases abaca fiber to produce abaca pulp, a key material used to manufacture paper for single-serve coffee, tea, and technical specialty products at Composite Fibers’ facilities. At certain times, the supply of abaca fiber has been constrained or the quality diminished due to factors such as weather-related damage to the source crop, as well as decisions by landowners to produce alternative crops in lieu of those used to produce abaca fiber. These factors have contributed to volatility in fiber prices or limited available supply.
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
Although we have contractual arrangements with certain Airlaid Materials and Spunlace customers pursuant to which our product’s selling price is adjusted for changes in the cost of certain raw materials, we may not be able to fully pass increased raw materials or energy costs on to all customers if the market will not bear the higher price or if existing agreements limit price increases. If price adjustments significantly trail increases in raw materials, our operating results could be adversely affected.
Foreign currency exchange rate fluctuations could adversely affect our results of operations.
A significant proportion of our net sale and earnings is generated from operations outside of the United States. In addition, we own and operate manufacturing facilities in Canada, Germany, France, Spain, the United Kingdom, and the Philippines. A significant portion of our business is transacted in currencies other than the U.S. dollar including the euro, British pound, Canadian dollar, and Philippine peso, among others. Our euro denominated net sales exceeds euro expenses by an estimated €150 million. With respect to the British pound, Canadian dollar, and Philippine peso, we have greater outflows than inflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant.
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

The conflict between Russia and Ukraine could adversely affect our results of operations.
Approximately $95 million of our net sales in 2021 was earned from customers located in Russia and Ukraine. Uncertain geopolitical conditions, the invasion of Ukraine, sanctions, and other potential impacts on this region’s economic environment and currencies may cause demand for our products to be volatile, cause abrupt changes in our customers' buying patterns, interrupt our ability to supply products to this region or limit customers' access to financial resources and ability to satisfy obligations to us.
In addition, we operate manufacturing sites throughout Europe, including Germany, France, Spain and the United Kingdom. In many instances, these sites depend on the availability of natural gas for use in the production of products. The supply of a substantial portion of the natural gas used may originate from Russia.
In the event geopolitical tensions fail to abate or deteriorate further, additional governmental sanctions may be enacted adversely impacting this region's economy, its banking and monetary systems, markets or customers for our products, or the supply and cost of natural gas used by our sites.
Our industry is highly competitive and increased competition could reduce our sales and profitability.
The global markets in which we compete are served by a variety of competitors and a variety of substrates. As a result, our ability to compete is sensitive to, and may be adversely impacted by:
•the entry of new competitors into the markets we serve;
•the aggressiveness of our competitors’ pricing strategies, which could force us to decrease prices in order to maintain market share;
•our failure to anticipate and respond to changing customer preferences; and
•technological advances or changes that impact production or cost competitiveness of our products.
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
Our business strategy is market focused and includes investments in developing new products to meet the changing needs of our customers, serve new customers and to maintain our market share. Our success will depend, in part, on our ability to develop and introduce new and enhanced products that keep pace with introductions by our competitors and changing customer preferences. If we fail to anticipate or respond adequately to these factors, we may lose opportunities for business with both current and potential customers. The success of our new product offerings will depend on several factors, including our ability to:
•anticipate and properly identify our customers' needs and industry trends;
•develop and commercialize new products and applications in a timely manner;
•price our products competitively;
•differentiate our products from our competitors' products; and
•invest efficiently in research and development activities.
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
We generate a substantial portion of Airlaid Materials' and Spunlace's net sales from one customer serving the hygiene products market, the loss of which could have a material adverse effect on our results of operations.
Airlaid Materials and Spunlace derive approximately 44% and 6% respectively, of their annual net sales from sales to the feminine hygiene market. In addition, one customer accounted for 36% of Airlaid Materials' and 11% of

GLATFELTER 2021 FORM 10-K	9

Spunlace's sales. The balance is concentrated with a small group of large customers. The loss of this one large customer or a decline in sales of hygiene products could have a material adverse effect on these segment's operating results. Our ability to effectively compete could be affected by technological production alternatives which could provide substitute products into this market segment. Customers in the airlaid and spunlace nonwoven fabric material market, including the hygiene market, may also switch to less expensive products, change preferences or otherwise reduce demand for our products, thus reducing the size of the markets in which the segments currently sell their products. Any of the foregoing could have a material adverse effect on our financial performance and business prospects.
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
In addition, many of our operations require a reliable and abundant supply of water. Such sites rely on local bodies of water or water sources for their production needs and, therefore, are particularly sensitive to drought conditions or other natural or man-made interruptions to water supplies. Any interruption or curtailment of operations at any of our production facilities due to drought or low flow conditions at the principal water source or another cause could materially and adversely affect our operating results and financial condition.
Our pulp facility in Lanao del Norte on the Island of Mindanao in the Republic of the Philippines is located along the Pacific Rim, one of the world’s hazard belts. By virtue of its geographic location, this site is subject to similar types of natural disasters discussed above, cyclones, typhoons, and volcanic activity. Moreover, the area of Lanao del Norte has been a target of suspected terrorist activities. Our pulp mill in Mindanao is located in a rural portion of the island and is susceptible to attacks and/or power interruptions. The Mindanao site supplies the abaca pulp used by Composite Fibers to manufacture paper for single serve coffee and tea products and certain technical specialties products. Any interruption, loss, or extended curtailment of operations at our Mindanao site could affect our ability to meet customer demands for our products and materially affect our operating results and financial condition.
We have operations in a potentially politically and economically unstable location.
Our pulp facility in the Philippines is located in a region that is unstable and subject to political unrest. As discussed above, our Philippine pulp facility produces abaca pulp, a significant raw material used by Composite Fibers and is currently our main source of abaca pulp. There are limited suitable alternative sources of readily available abaca pulp in the world. In the event of a disruption in supply from our Philippine site, there is no guarantee that we could obtain adequate amounts of abaca pulp, if at all, from alternative sources at a reasonable price. Further, there is no assurance the performance of such alternative materials will satisfy customer performance requirements. As a consequence, any civil disturbance, unrest, political instability, or other event that causes a disruption in supply could limit the availability of abaca pulp and would increase our cost of obtaining abaca pulp. Such occurrences could adversely impact our sales volumes, net sales, and operating results.
Our international operations pose certain risks that may adversely impact sales and earnings.
We have significant operations and assets located in Canada, Germany, France, Spain, the United Kingdom, and the Philippines. Our international sales and operations are subject to a number of unique risks, in addition to the risks in our domestic sales and operations, including, but not limited to, economic and trade disruptions resulting from geopolitical developments, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, differing regulatory environments, difficulty in managing widespread operations and political instability. These factors may adversely affect our future profits. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. Any such limitations would restrict our flexibility in using funds generated in those jurisdictions.

We are subject to cyber-security risks related to unauthorized or malicious access to sensitive customer, vendor, company, or employee information, as well as to the technology that supports our operations and other business processes.
Our business operations rely upon secure systems for site operations, and data capture, processing, storage, and reporting. Although we maintain appropriate data security and controls, our information technology systems, and those of our third-party providers, could become subject to cyberattacks. Systems such as ours are inherently exposed to cyber-security risks and potential attacks. The result of such attacks could result in a breach of data security and controls. Such a breach of our network, systems, applications or data could result in operational disruptions or damage or information misappropriation including, but not limited to, interruption to systems availability, denial of access to and misuse of applications required by our customers to conduct business with us, denial of access to the applications we use to plan our operations, procure materials, manufacture and ship products and account for orders, theft of intellectual know-how and trade secrets, and inappropriate disclosure of confidential company, employee, customer or vendor information, could stem from such incidents.
Any of these operational disruptions and/or misappropriation of information could adversely affect our results of operations, create negative publicity, and could have a material effect on our business.
We operate in and are subject to taxation from numerous U.S. and foreign jurisdictions.
The multinational nature of our business subjects us to taxation in the U.S. and numerous foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions are subject to significant change. Our effective tax rates could be affected by changes in tax laws or their interpretation, changes in the mix of earnings in jurisdictions with differing statutory tax rates, and changes in the valuation of deferred tax assets and liabilities. Also, many jurisdictions continue to adopt tax policies in response to the Organization for Economic Co-operation and Development’s (“OECD”) anti-Base Erosion and Profit Shifting (“BEPS”) project. For example, in July of 2021, 130 countries agreed in principle to a framework of international taxation proposed by the OECD that would change the rules of how profit is allocated among countries and impose a global minimum tax rate. These and other developments could significantly negatively impact the Company’s overall tax expense, results of operations, and future cash flows.
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
We may not realize the growth opportunities and operational synergies that are anticipated from the Jacob
Holm acquisition and the Mount Holly acquisition.
The benefits that we expect to result from the Jacob Holm acquisition and the Mount Holly acquisition will depend, in part, on our ability to realize anticipated growth opportunities and operational synergies. Our success in realizing these growth opportunities and operational synergies, and the timing of this realization, will depend in part on the successful integration of the Mount Holly and Jacob Holm businesses.
There is a significant degree of difficulty and management distraction inherent in the process of integrating acquisitions as sizable as the Jacob Holm acquisition and the Mount Holly acquisition. The process of integrating operations could cause an interruption of, or loss of momentum in, our Mount Holly’s or Jacob Holm’s business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our company, service existing customers, attract new customers and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.
We cannot assure you that we will successfully or cost-effectively integrate Mount Holly’s or Jacob Holm’s business or at all. The failure to do so could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to integrate Mount Holly’s or Jacob Holm’s business successfully, this integration may not result in the realization of the growth opportunities and operational synergies that we currently expect from this integration, and we cannot guarantee that these benefits will be achieved within anticipated timeframes or at all.

GLATFELTER 2021 FORM 10-K	11

We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and make payments on the notes.
As of December 31, 2021, we had approximately $787.4 million of senior unsecured debt and $118.3 million of revolving commitments available under our Credit Facility (after giving effect to $6.7 million of outstanding undrawn letters of credit). We are able to, and may, incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to holders of our indebtedness, including:
•making it more difficult for us to satisfy our obligations with respect to our long-term debt;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and our ability to satisfy our obligations with respect to the notes in the future;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•increasing our vulnerability to general adverse economic and industry conditions;
•exposing us to the risk of increased interest rates as certain of our borrowings, including under the Credit Facility, are at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt and more favorable terms and thereby affecting our ability to compete; and
•increasing our cost of borrowing.

Although our borrowing arrangements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the related risks that we face would increase, and we may not be able to meet all our debt obligations, including the repayment of the notes.

ITEM 1B    UNRESOLVED STAFF COMMENTS
None.
ITEM 2    PROPERTIES
We own substantially all the land and buildings comprising our manufacturing facilities located in Arkansas; Canada; the United Kingdom; Germany; France; Spain and the Philippines; as well as substantially all of the equipment used in our manufacturing and related operations. Certain of our operations are under lease arrangements, including our metallized paper production facility located in Caerphilly, Wales, land at our Mount Holly site, office and various warehouse space in the United States, Canada, Europe, Russia, China and our corporate offices in Charlotte, NC. All our properties, other than those that are leased, are free from any material liens or encumbrances. We consider all our buildings to be in good structural condition and well maintained and our properties to be suitable and adequate for present operations.
ITEM 3    LEGAL PROCEEDINGS
We are involved in various lawsuits that we consider to be ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be predicted with certainty; however, we do not expect such lawsuits, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, liquidity, or results of operations.

EXECUTIVE OFFICERS
The following table sets forth certain information with respect to our executive officers and other senior management members of February 25, 2022.

Name	Age	Office with the Company
Dante C. Parrini	57	Chairman and Chief Executive Officer
Christopher W. Astley	49	Senior Vice President, Chief Commercial Officer
Samuel L. Hillard	40	Senior Vice President, Chief Financial Officer
Wolfgang Laures	52	Senior Vice President, Integrated Global Supply Chain & Information Technology
Eileen L. Beck	59	Vice President, Human Resources and Administration
David C. Elder	53	Vice President, Finance and Chief Accounting Officer
Ramesh Shettigar	46	Vice President, ESG, Investor Relations and Corporate Treasurer
Jill L. Urey	55	Vice President, Deputy General Counsel & Corporate Secretary
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
Christopher W. Astley was named Senior Vice President, Chief Commercial Officer in September 2019. Previously he was Senior Vice President & Business Unit President, Airlaid Materials a position he held since January 2015. He joined us in August 2010 as Vice President, Corporate Strategy and was promoted to Senior Vice President in February 2014. Prior to joining us, he was an entrepreneur leading a privately held business from 2004 until 2010. Prior to that, Mr. Astley held positions with Accenture, a global management consulting firm, and The Coca-Cola Company.
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
Ramesh Shettigar was promoted to Vice President, ESG, Investor Relations and Corporate Treasurer in September 2021. He joined us in July 2014 as Vice President and Treasurer. Prior to joining us, Mr. Shettigar was Director of Treasury at Quest Diagnostics with responsibility for a broad range of corporate finance activities including cash management, global liquidity, FX, debt/equity financing and capital planning. Prior to joining Glatfelter, Mr. Shettigar held treasury and related positions with Praxair Inc, Delphi Corporation an McDermott International.
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
ITEM 4    MINE SAFETY DISCLOSURES
Not Applicable

GLATFELTER 2021 FORM 10-K	13

PART II
ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “GLT”
Our Board of Directors declared quarterly cash dividends of $0.14 per common share beginning with the second quarter of 2021 and declared a $0.13 per share dividend in the first quarter of 2020 and a $0.135 per share dividend in each of the following four quarters.
As of February 18, 2022, we had 874 shareholders of record.

STOCK PERFORMANCE GRAPH
The following stock performance graph compares the cumulative 5-year total return of our common stock with the cumulative total returns of both a broad market index and a peer group. We compare our stock performance to the S&P Small Cap 600 index and to the S&P Small Cap 600 Paper Products index comprised of us, Clearwater Paper Corp., Mercer International, Inc., Neenah, Inc., and Schweitzer-Mauduit International.
The following graph assumes $100 was invested in our common stock and in each index (including reinvestment of dividends) on December 31, 2016 and charts the performance through December 31, 2021.

COMPARISON of 5-YEAR CUMULATIVE TOTAL RETURN
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Glatfelter
S&P Smallcap 600
S&P Smallcap 600 Paper Products

ITEM 6    [RESERVED]

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this annual report. Our discussion and analysis of 2021 compared to 2020 is included herein. For discussion and analysis of 2020 compared to 2019, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the United States Securities and Exchange Commission on February 25, 2021 and is incorporated herein by reference.
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
xii.the gain or loss of significant customers and/or on-going viability of such customers;
xiii.the impact of war and terrorism;
xiv.the impact of unfavorable outcomes of audits by various state, federal or international tax authorities or changes in pre-tax income and its impact on the valuation of deferred taxes;
xv.enactment of adverse state, federal or foreign tax or other legislation or changes in government legislation, policy or regulation; and
xvi.our ability to finance, consummate and integrate acquisitions, including our acquisitions of Mount Holly and Jacob Holm.

GLATFELTER 2021 FORM 10-K	15

Introduction We manufacture a wide array of engineered materials and manage our company along three operating segments:
•Composite Fibers with sales of single-serve tea and coffee filtration papers, wallcovering base materials, composite laminate papers, technical specialties including substrates for electrical applications, and metallized products;
•Airlaid Materials with sales of airlaid nonwoven fabric-like materials used in feminine hygiene products, adult incontinence products, tabletop, specialty wipes, home care products and other airlaid applications; and
•Spunlace with sales of premium quality spunlace nonwovens for critical cleaning, high-performance materials, personal care, hygiene and medical applications.
COVID-19 Pandemic On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic as the virus spread throughout the world. The COVID-19 pandemic and the actions undertaken throughout the world in an attempt to contain the virus have had an unprecedented and significant impact on global economies in terms of reduced GDP, inflation, volatile energy prices, disruptions in global supply chains, increased unemployment, and insolvencies in a variety of industries and markets. As a result, we have experienced and may continue to experience weaker or volatile demand for certain of our products due to the effects of the pandemic. Shortly after the pandemic began and through the first several months of 2021, our financial performance and results of operations were adversely impacted by the pandemic, particularly by weaker demand for tabletop products used by restaurants, catering and similar venues, all of which were impacted by “lockdowns” throughout many regions of the world. However, demand is improving as restaurants around the world begin to reopen. The majority of our other product portfolios are considered to be “essential or life-sustaining” and we continued to produce products used in the global response effort to the pandemic. We believe demand for certain of our products, such as Composite Fibers’ food and beverage filtration products and Airlaid Materials’ personal hygiene and wipes, will remain stable. The following discussion and analysis primarily focus on the financial results of operations and financial condition of our continuing operations.
Acquisition As discussed in Item 8 - Financial Statements and Supplementary Data, Note 3 “Acquisitions,” we completed our acquisitions of Georgia-Pacific's U.S. nonwovens business (“Mount Holly”) on May 13, 2021 for $170.9 million and the acquisition of all outstanding equity of PMM Holdings (Luxembourg) AG ("Jacob Holm") on October 29, 2021 for $304.0 million. Refer to Note 3 - "Acquisitions" for additional information about these transactions.
RESULTS OF OPERATIONS
2021 versus 2020
Overview For the year ended December 31, 2021, we reported income from continuing operations of $6.7 million, or $0.15 per share compared with $20.8 million and $0.47 per share in 2020. The following table sets forth summarized GAAP-based consolidated results of operations:

	Year ended December 31,
In thousands, except per share	2021	2020
Net sales	$1,084,694	$916,498
Gross profit	144,795	147,869
Operating income	28,614	49,156
Continuing operations:
Income	6,721	20,783
Earnings per share	0.15	0.47
Discontinued operations:
Income	216	515
Earnings per share	—	0.01
Net income	6,937	21,298
Earnings per share	$0.15	$0.48
We generated $71.0 million of cash from operations in 2021 compared with $109.0 million a year ago. During 2021 and 2020, capital expenditures totaled $30.0 and $28.1 million, respectively. Refer to Liquidity and Capital Resources for additional discussion of our sources and uses of cash.
The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect a number of significant actions we undertook, including strategic initiatives, corporate headquarters relocation, cost optimization and the restructuring and consolidation of our metallized business, among others. Excluding these items from reported results, adjusted earnings, a non-GAAP measure, was $27.6 million, or $0.61 per diluted share 2021, compared with $37.4 million, or $0.84 per diluted share, a year ago. The weaker financial performance largely reflects the adverse impact of significantly higher raw material and energy prices. Operating income for our Composite Fibers segment was $14.7 million lower in 2021 compared with 2020 and Airlaid Materials’ operating income was $4.1 million lower. Spunlace, our new segment created in connection with the Jacob Holm acquisition, lost $1.3 million for the two months since the acquisition was completed. In addition to the results reported in accordance with GAAP, we evaluate our performance using adjusted earnings and adjusted earnings per diluted share. We disclose this information to allow investors to evaluate our performance exclusive of certain items that impact the comparability of results from period to period and we believe it is helpful in understanding underlying operating trends and cash flow generation.
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
Strategic initiatives. These adjustments primarily reflect professional, investment banker and legal fees incurred directly related to evaluating and executing certain strategic initiatives, including costs associated with acquisitions, related integrations and charges incurred to step-up acquired inventory to fair-value.
Corporate headquarters relocation. These adjustments reflect costs incurred in connection with the strategic relocation of the Company’s corporate headquarters to Charlotte, NC. The costs are primarily related to employee relocation costs and exit costs at the former corporate headquarters.
Restructuring charge – Metallized operations. This adjustment represents charges incurred in 2020 in connection with the decision to restructure a portion of the Composite Fibers segment, primarily consisting of the consolidation of our metallizing operation from Gernsbach, Germany to Caerphilly, UK.
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
COVID-19 incremental costs. This adjustment represents incremental cash costs incurred directly related to the COVID-19 pandemic such as employee incentive payments, enhanced hygiene protocols, safety and supplies, and professional fees primarily associated with the CARES Act benefit.
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
Other tax adjustments. In 2021, these adjustments primarily reflect the tax impact related to the reversal of the permanent reinvestment assertion for certain foreign jurisdictions and a foreign tax benefit related to the establishment of a center of excellence. In 2020, a tax benefit was recorded in connection with passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) related to provisions that modified the “net operating loss” provisions of previous law to allow certain losses to be carried back five years.

GLATFELTER 2021 FORM 10-K	17

These adjustments are each unique and not considered to be on-going in nature. The transactions are irregular in timing and amount and may significantly impact our operating performance. As such, these items may not be indicative of our past or future performance and therefore are excluded for comparability purposes.
Adjusted earnings and adjusted earnings per diluted share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP. The following table sets forth the reconciliation of net income to adjusted earnings for the periods presented:

	Year ended December 31,
	2021		2020
In thousands, except per share	Amount	EPS	Amount	EPS

Net income	$6,937	$0.15	$21,298	$0.48
Exclude: Income from discontinued operations, net of tax	(216)	—	(515)	(0.01)
Income from continuing operations	6,721	0.15	20,783	0.47
Adjustments (pre-tax):
Strategic initiatives	30,928		1,567
Corporate headquarters relocation	585		1,053
Restructuring charge - Metallized operations	—		11,111
Cost optimization actions	885		5,979
Pension settlement expenses, net	—		6,154
COVID-19 incremental costs	—		2,715
Asset impairment charge	—		900
Timberland sales and related costs	(5,239)		(1,382)
Total adjustments (pre-tax)	27,159		28,097
Income taxes (1)	415		(5,405)
Other tax adjustments (2)	(6,696)		(6,082)
Total after-tax adjustments	20,878	0.46	16,610	0.37
Adjusted earnings from continuing operations	$27,599	$0.61	$37,393	$0.84
(1)Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated.
(2)In 2021, reflects the tax impact related to the reversal of permanent reinvestment assertion for certain foreign jurisdictions and a foreign tax benefit related to the establishment of a center of excellence. In 2020, a tax benefit was recorded in connection with passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) related to provisions that modified the “net operating loss” provisions of previous law to allow certain losses to be carried back five years.

Segment Financial Performance

	Year ended December 31,
In thousands, except tons	2021	2020
Net Sales by Segment
Composite Fibers	$556,807	$525,089
Airlaid Material	470,250	391,409
Spunlace	57,637	—
Total	$1,084,694	$916,498

Operating income by Segment
Composite Fibers	$37,422	$52,094
Airlaid Material	42,244	46,304
Spunlace	(1,338)	—
Other and unallocated	(49,714)	(49,242)
Total	$28,614	$49,156

Depreciation and amortization
Composite Fibers	$27,690	$26,175
Airlaid Material	28,101	22,416
Spunlace	1,693	—
Other and unallocated	3,937	8,009
Total	$61,421	$56,600

Capital expenditures
Composite Fibers	$11,912	$13,262
Airlaid Material	8,431	9,311
Spunlace	3,810	—
Other and unallocated	5,884	5,563
Total	$30,037	$28,136

Tons shipped (metric)
Composite Fibers	132,196	134,758
Airlaid Material	148,134	136,661
Spunlace	12,514	—
Total	292,844	271,419

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

GLATFELTER 2021 FORM 10-K	19

Sales and Costs of Products Sold

	Year ended December 31
In thousands	2021	2020	Change
Net sales	$1,084,694	$916,498	$168,196
Costs of products sold	939,899	768,629	171,270
Gross profit	$144,795	$147,869	$(3,074)
Gross profit as a percent of Net sales	13.3%	16.1%
The following table sets forth the contribution to consolidated net sales by each segment:

	Year ended December 31
Percent of Total	2021	2020
Segment
Composite Fibers	51.3%	57.3%
Airlaid Materials	43.4	42.7
Spunlace	5.3	—
Total	100.0%	100.0%
Net sales on a consolidated basis totaled $1,084.7 million and $916.5 million in 2021 and 2020, respectively. The $168.2 million increase was primarily driven by $60.6 million from the Mount Holly acquisition and $57.6 million from the Jacob Holm acquisition. In addition, higher average selling prices favorably impacted the comparison by $50.6 million and shipping volumes decreased 3.6% on an organic basis.
Composite Fibers’ net sales increased $31.7 million or 6.0% in 2021 compared to 2020 driven by favorable currency translation of $18.5 million and $17.0 million from higher selling prices. During 2021, we announced price increases of 8% and 12% in response to significantly higher input costs. Overall shipments decreased 1.9% in the year-to-year comparison.
Composite Fibers’ 2021 operating income of $37.4 million was $14.7 million lower than 2020. The decline in operating results reflects the adverse impact of significantly higher costs for raw materials, primarily woodpulp, and higher energy prices in Europe, which increased $36.4 million in the aggregate. The adverse impact of inflation more than outpaced the $17.0 million increase in selling prices. The primary drivers are summarized in the following chart (in millions):

Airlaid Materials’ net sales increased $78.8 million, in the comparison of 2021 to 2020, and shipments increased 8.4% each driven by the addition of Mount Holly, which is included prospectively from the May 13, 2021 closing of the transaction. Mount Holly is estimated to generate approximately $100.0 million of net sales on an annual basis. The Airlaid Materials' net sales were impacted by lower shipments in the hygiene and wipes categories (excluding volumes added by Mount Holly). Currency translation was $6.5 million favorable.

Airlaid Materials’ 2021 operating income of $42.3 million was $4.0 million lower than 2020. Higher shipments positively impacted results by $10.2 million. Selling price increases of $33.6 million, primarily due to raw material cost-pass through provisions and an energy surcharge, were more than offset by higher input costs. Operations were unfavorable $7.3 million as a result of higher spending and inflationary pressures. The impact of currency and related hedging negatively impacted earnings by $2.8 million. The primary drivers are summarized in the following chart (in millions):

Spunlace Spunlace net sales totaled $57.6 million and operating loss totaled $1.3 million for the period October 29, 2021 to December 31, 2021. Shipments were adversely affected by a larger customer's actions to recalibrate orders for wipes to manage year-end inventory, in addition to production delays that were impacted by raw material availability. These factors, combined with unfavorable mix, negatively impacted profitability by approximately $0.7 million. In addition, raw material inflation, particularly on synthetic fibers, coupled with higher than anticipated energy costs, lowered profits by approximately $1.5 million. Operations further negatively impacted results by $1.4 million from lower production, higher than anticipated waste rates and COVID-related labor challenges. The preliminary purchase price allocation resulted in depreciation and amortization of approximately $1.7 million after including the acquisition step-up to fixed and intangible assets.
Other and Unallocated The amount of net operating expenses not allocated to an operating segment and reported as “Other and Unallocated” in our table of Segment Financial Performance, totaled $49.7 million for 2021 compared with $49.2 million in 2020. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the comparison increased $1.3 million.
Gain on Sales of Plant, Equipment and Timberlands, net During each of the past two years, we sold certain assets, primarily timberlands. For a summary of these transactions, refer to Item 8 - Financial Statements and Supplementary Data, Note 7 - "Gain on Dispositions of Plant Equipment and Timberlands."
Interest expense, net For the year ended December 31, 2021, interest expense, net totaled $12.3 million compared with $6.6 million for 2020. The increase reflects additional net borrowings totaling $497.3 million incurred to finance the two acquisitions completed in May 2021 and October 2021. In addition, in connection with the October 2021 issuance of our 4.750% senior notes to finance the Jacob Holm acquisition, we refinanced the amounts outstanding under our variable-rate revolving credit facility which averaged approximately 1.6% at the time they were refinanced, with the proceeds of the fixed-rate notes.
Income taxes For the year ended December 31, 2021, we recorded a $7.0 million income tax provision on a pretax income of $13.7 million from continuing operations. The comparable amounts for 2020 were $11.6 million income tax provision on a pre-tax income of $32.4 million. During 2021, the effective tax rate reflects the impact of $3.6 million of tax expense related to the reversal of a permanent reinvestment assertion for certain foreign jurisdictions and a foreign tax benefit of $10.7 million related to the establishment of a center of excellence. The income tax expense in 2020 includes the impact of nondeductible excise tax totaling $8.3 million partially offset by a $6.1 million benefit recorded in connection with passage of the CARES Act. This Act, which was signed into law on March 27, 2020, modified the “net operating loss” provisions of previous law to allow certain losses to be carried back five years. These amounts are excluded from net income when arriving at adjusted earnings.

GLATFELTER 2021 FORM 10-K	21

On adjusted pre-tax income of $40.8 million, income tax expense was $13.2 million in 2021. The comparable amounts in 2020 were $60.5 million and $23.1 million, respectively. The effective tax rate on adjusted earnings was 32.4% in the 2021 compared to 38.2% in 2020.
Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom, Spain and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany, France and Spain it is the euro, in the UK, it is the British pound sterling, and in the Philippines the functional currency is the peso. On an annual basis, our euro denominated net sales exceeds euro expenses by an estimated €150 million. For 2021 compared to 2020, the average currency exchange rate of the euro strengthened relative to the U.S. dollar by approximately 3.7% , and the British pound sterling to the dollar strengthened by approximately 7.2%. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the period indicated.

In thousands	Year ended December 31,2021
Favorable (unfavorable)
Net sales	$25,015
Costs of products sold	(28,698)
SG&A expenses	(1,726)
Income taxes and other	(1,537)
Net income	$(6,946)
The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2021 were the same as 2020, or “constant currency.” It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.
Discontinued Operations We completed the sale of our Specialty Papers business on October 31, 2018. Its results of operations are reported as discontinued operations for all periods presented. There was an immaterial amount of activity in results of discontinued operations for 2021 and 2020.
LIQUIDITY AND CAPITAL RESOURCES
Our business requires expenditures for new or enhanced equipment, research and development efforts, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Year ended December 31,
In thousands	2021	2020
Cash and cash equivalents at beginning of period	$99,581	$126,201
Cash provided (used) by
Operating activities	70,977	108,993
Investing activities	(489,766)	(26,773)
Financing activities	462,352	(100,306)
Effect of exchange rate changes on cash	(5,418)	5,163
Change in cash and cash equivalents from discontinued operations	(996)	(1,613)
Net cash provided (used)	37,149	(14,536)
Cash, cash equivalents and restricted cash at the end of period	148,814	111,665
Less: restricted cash in Prepaid and other current assets	(2,000)	(2,000)
Less: restricted cash in Other assets	(8,378)	(10,084)
Cash and cash equivalents at end of period	$138,436	$99,581
At December 31, 2020, we had $138.5 million in cash and cash equivalents (“cash”), of which approximately 90% was held by foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated without incurring a significant amount of additional taxes. In addition to cash, as of December 31, 2021, $118.3 million was available under our existing revolving credit agreement.

Cash provided by operating activities totaled $71.0 million in 2021 compared with $109.0 million a year ago. The cash from operations includes $22.9 million of cash payments related to strategic initiatives and a $20.4 million tax refund in 2020 associated with the CARES Act. Working capital benefits from accounts payable were largely offset by uses of working capital for accounts receivable and inventory. Operating cash flow in 2021 only includes the EBITDA of the two acquisitions prospectively from their date of acquisition. Operating cash flow in 2020 includes $5.3 million of outflows associated with the metallized restructuring and $6.2 million related to the pension settlement. The following table sets forth a measure of "Adjusted EBITDA" a non-GAAP financial measure used by management to assess the cash generated by our core business operations. Pro forma Adjusted EBITDA presents this measure adjusted to include the historical results of the Mount Holly and Jacob Holm acquisitions for 2021 which aligns with the definition of this measure in accordance with our credit agreement for calculation of covenant compliance.

Adjusted EBITDA	Year ended December 31,
In thousands	2021	2020
Net income	$6,937	$21,298
Exclude: Income from discontinued operations, net of tax	(216)	(515)
Add back: Taxes on Continuing operations	6,956	11,576
Depreciation and amortization	61,421	56,600
Interest expense, net	12,280	6,623
EBITDA	87,378	95,582
Adjustments:
Strategic initiatives	30,928	1,567
Share-based compensation	5,063	5,655
Cost optimization actions	885	5,979
COVID-19 incremental costs	—	2,715
Corporate headquarters relocation	585	871
Restructuring charge - Metallized operations	—	7,211
Asset impairment charge	—	900
Pension settlement expenses, net	—	6,154
Timberland sales and related costs	(5,239)	(1,382)
Adjusted EBITDA	119,600	125,252
Pro forma - Mount Holly (1)	2,088	—
Pro forma - Jacob Holm (2)	18,291	—
Pro forma Adjusted EBITDA	$139,979	$125,252
(1)Represents pro forma Mount Holly EBITDA for the period January 1, 2021 through the May 13, 2021 acquisition date, adjusted to eliminate certain corporate cost overhead allocated to Mount Holly during its period of ownership by its previous parent.
(2)Represents pro forma Jacob Holm EBITDA for the period January 1, 2021 through the October 29, 2021 acquisition date.

EBITDA is a measure used by management to assess our operating performance and is calculated using income (loss) from continuing operations and excludes interest expense, interest income, income taxes and depreciation and amortization. Adjusted EBITDA is calculated using EBITDA and further excludes certain items management considers to be unrelated to the company’s core operations. The adjustments include the costs of strategic initiatives, certain cost optimization and restructuring activities, certain COVID-19 costs, corporate headquarters relocation expenses, pension settlement expenses, asset impairment charge, share-based compensation expense and debt refinancing, as well as the elimination of gains from sales of timberlands. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing operating performance.
Net cash used by investing activities reflects the $464.9 million combined purchase price, net of cash acquired, of the two acquisitions completed in 2021. Capital expenditures totaled $30.0 million in 2021 compared with $28.1 million in 2020. Capital expenditures are expected to total between $45 million and $50 million in 2022.
Net cash provided by financing activities totaled $462.4 million in 2021 compared with a use of $100.3 million in 2020. The change in the year-to-year comparison primarily reflects the issuance of bonds to finance our acquisitions in 2021.

GLATFELTER 2021 FORM 10-K	23

Details of our outstanding long-term indebtedness are set forth under Item 8 - Financial Statements and Supplementary Data – Note 20 -“Long-Term Debt."
In October 2021, we issued $500 million aggregate principal amount of 4.750% senior notes due 2029 (the “Notes”). The net proceeds from the offering of the Notes, together with cash on hand, were used to pay the purchase price of the Jacob Holm acquisition, certain indebtedness of Jacob Holm, outstanding borrowings under the Revolving Credit Facility including amounts previously borrowed to purchase Mount Holly, and to pay fees and expenses.
Our revolving credit facility due in September 2026, contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 5.25x at the end of 2021. As of December 31, 2021, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 3.8x, within the limits set forth in our credit agreement.
Financing activities includes cash used for common stock dividends. In 2021, we used $24.5 million of cash for dividends on our common stock compared with $23.5 million in 2020. In the second quarter of 2021, we increased the quarterly cash dividend by 3.7%. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
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
Off-Balance-Sheet Arrangements As of December 31, 2021 and 2020, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the consolidated balance sheets included herein in Item 8 – Financial Statements and Supplementary Data.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	For the year Ended December 31					December 31, 2021
In thousands, except percentages	2022	2023	2024	2025	2026	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At variable interest rates	$228,026	$218,682	$206,223	$47,999	$6,740	$228,026	$228,026
At fixed interest rates – Term Loans	538,106	523,918	502,421	500,417	500,000	547,915	564,880
						$775,941	$792,906
Weighted-average interest rate
On variable rate debt	1.79%	1.79%	1.79%	1.79%	1.79%
On fixed rate debt – Term Loans	4.48%	4.57%	4.73%	4.75%	4.75%

Interest rate swap
Pay fixed/received variable (notional)	€180,000	€180,000	€180,000	—	—
Rate paid	0.0395%	0.0395%	0.0395%	—	—
Rate received	—	—	—	—	—
The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of December 31, 2021. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At December 31, 2021, we had $775.9 million of long-term debt, net of deferred debt issuance costs. After giving effect to the interest rate swap agreement, approximately 3.1% of our debt was at variable interest rates. The fixed-rate Term Loans are euro-based borrowings and thus the value of which is also subject to currency risk. Variable-rate debt outstanding represents borrowings under our revolving credit agreement and a euro-denominated term loan which accrue interest based on one-month LIBOR plus a margin. At December 31, 2021, the contractual interest rate paid was 1.79%. A hypothetical 100 basis point increase interest rates would increase annual interest expense by $0.2 million and a hypothetical decrease in rates would have virtually no impact on interest expense.
We entered into a €180 million notional value floating-to-fixed interest rate swap agreement. Under the terms of the swap, we will pay a fixed interest rate of the applicable margin determined in accordance with our revolving credit agreement plus 0.0395% on €180 million of the underlying variable rate term loan. We will receive the greater of 0.00% or EURIBOR. As of the end of 2021, EURIBOR was (0.572)%.
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
Critical Accounting Policies and Estimates The preceding discussion and analysis of our consolidated financial position and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to long-lived assets, environmental liabilities, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

GLATFELTER 2021 FORM 10-K	25

We believe the following represent the most significant and subjective estimates used in the preparation of our consolidated financial statements.
Long- and indefinite-lived Assets We evaluate the recoverability of our long- and indefinite-lived assets, including plant, equipment, timberlands, goodwill, and other intangible assets periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Goodwill and non-amortizing tradename intangible assets are reviewed for impairment annually, during the fourth quarter, or more frequently if impairment indicators are present.
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

GLATFELTER 2021 FORM 10-K	27

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
As of December 31, 2021, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We excluded from our assessment the internal control over financial reporting at Glatfelter Mt. Holly LLC ("Mount Holly") and PMM Holding (Luxembourg) AG ("Jacob Holm"), which were acquired on May 13, 2021 and October 29, 2021, respectively, and whose financial statements constitute 11.4% and 19.6%, respectively, of total assets, and 5.6% and 5.3%, respectively, of total net sales of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2021.
Management has determined that the Company’s internal control over financial reporting as of December 31, 2021, is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.
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
The Company’s internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Glatfelter Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Glatfelter Corporation and subsidiaries (the “Company'’) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Georgia-Pacific Mt. Holly LLC (“Mount Holly”) and PMM Holding (Luxembourg) AG (“Jacob Holm”), which were acquired on May 13, 2021 and October 29, 2021, respectively, and whose financial statements constitute 11.4% and 19.7%, respectively, of total assets, and 5.6% and 5.3%, respectively, of total net sales of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Mount Holly and Jacob Holm.
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
/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 25, 2022

GLATFELTER 2021 FORM 10-K	29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Glatfelter Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Glatfelter Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company reviews goodwill for impairment at least annually or more frequently if impairment indicators are present. The fair value of goodwill is determined using a market approach and a discounted cash flow model. These approaches incorporate several assumptions, including estimates of future cash flows expected to be generated from the use of the underlying assets. For goodwill, impairment losses, if any, are recognized for the amount by which the carrying value of the reporting unit exceeds its fair value. The goodwill balance was $236.2 million as of December 31, 2021, of which $78.4 million was allocated to the Composite Fibers operating segment, which is also a reporting unit. The fair value of the Composite Fibers reporting unit exceeded its carrying value and, therefore, no impairment was recognized.
Given the significant estimates and assumptions management makes to estimate the fair value of the Composite Fibers reporting unit and the sensitivity of the reporting unit’s operations to market conditions, such as higher raw materials and energy prices, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures over management’s estimates of future cash flows expected to be generated from the use of the underlying assets used to value the Composite Fibers reporting unit, included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over management’s development of the estimates of future cash flows used to value the reporting unit.
•We evaluated management’s historical ability to accurately forecast financial results by comparing management’s projections reflected in the prior period reporting unit forecast to actual results.
•We evaluated the reasonableness of management’s current reporting unit forecast by comparing the forecast to:
•Historical results.
•Internal communications to management and the Board of Directors.
•Forecasted information included in industry reports for the Company and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation assumptions, including testing the underlying source information supporting the assumptions and the mathematical accuracy of the calculations.
/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 25, 2022
We have served as the Company’s auditor since at least 1940; however, an earlier year could not be reliably determined.

GLATFELTER 2021 FORM 10-K	31

GLATFELTER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year ended December 31,
In thousands, except per share	2021	2020	2019
Net sales	$1,084,694	$916,498	$927,673
Costs of products sold	939,899	768,629	780,131
Gross profit	144,795	147,869	147,542
Selling, general and administrative expenses	121,250	100,045	94,967
Gains on dispositions of plant, equipment and timberlands, net	(5,069)	(1,332)	(2,060)
Operating income	28,614	49,156	54,635
Non-operating income (expense)
Interest expense	(12,353)	(7,022)	(10,408)
Interest income	73	399	1,123
Pension settlement	—	(6,154)	(75,326)
Other, net	(2,657)	(4,020)	(4,477)
Total non-operating expense	(14,937)	(16,797)	(89,088)
Income (loss) before income taxes	13,677	32,359	(34,453)
Income tax provision (benefit)	6,956	11,576	(9,242)
Income (loss) from continuing operations	6,721	20,783	(25,211)

Discontinued operations:
Income before income taxes	216	544	1,284
Income tax provision (benefit)	—	29	(2,386)
Income from discontinued operations	216	515	3,670
Net income (loss)	$6,937	$21,298	$(21,541)

Basic earnings (loss) per share
Income (loss) from continuing operations	$0.15	$0.47	$(0.57)
Income from discontinued operations	—	0.01	0.08
Basic earnings per share	$0.15	$0.48	$(0.49)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.15	$0.47	$(0.57)
Income from discontinued operations	—	0.01	0.08
Diluted earnings per share	$0.15	$0.48	$(0.49)

Weighted average shares outstanding
Basic	44,551	44,339	44,132
Diluted	44,924	44,614	44,132
The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
In thousands	2021	2020	2019

Net income (loss)	$6,937	$21,298	$(21,541)

Foreign currency translation adjustments	(27,232)	33,821	(6,724)
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $(1,866), $2,507, and $(737), respectively	4,484	(6,812)	2,117
Unrecognized retirement obligations, net of taxes of $(111), $158, and $(22,927), respectively	1,097	(7,766)	64,151
Other comprehensive income (loss)	(21,651)	19,243	59,544
Comprehensive income (loss)	$(14,714)	$40,541	$38,003
The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER 2021 FORM 10-K	33

GLATFELTER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
In thousands	2021	2020
Assets
Cash and cash equivalents	$138,436	$99,581
Accounts receivable (less allowance for doubtful accounts: 2021 - $2,731; 2020 - $2,093)	170,212	122,817
Inventories	279,520	196,230
Prepaid expenses and other current assets	48,398	34,297
Total current assets	636,566	452,925

Plant, equipment and timberlands, net	758,812	543,267
Goodwill	236,165	164,369
Intangible assets, net	156,304	81,835
Other assets	92,760	44,485

Total assets	$1,880,607	$1,286,881

Liabilities and Shareholders' Equity

Current portion of long-term debt	$26,437	$25,057
Short-term debt	22,843	—
Accounts payable	214,015	127,505
Dividends payable	6,237	5,988
Environmental liabilities	2,200	3,700
Other current liabilities	99,438	71,093
Total current liabilities	371,170	233,343

Long-term debt	738,075	288,464
Deferred income taxes	87,285	77,131
Other long-term liabilities	141,315	110,011
Total liabilities	1,337,845	708,949

Commitments and contingencies	—	—

Shareholders’ equity
Common stock, $0.01 par value; authorized - 120,000,000; issued - 54,361,980 (including treasury shares: 2021 - 9,812,841; 2020 - 9,994,144)	544	544
Capital in excess of par value	64,779	63,261
Retained earnings	705,600	723,365
Accumulated other comprehensive loss	(80,304)	(58,653)
	690,619	728,517
Less cost of common stock in treasury	(147,857)	(150,585)
Total shareholders’ equity	542,762	577,932
Total liabilities and shareholders’ equity	$1,880,607	$1,286,881
The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
In thousands	2021	2020	2019
Operating activities
Net income (loss)	$6,937	$21,298	$(21,541)
Income from discontinued operations, net of tax	(216)	(515)	(3,670)

Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	61,421	56,600	50,820
Amortization of debt issue costs and original issue discount	865	590	1,672
Pension settlement charge	—	—	75,326
Asset impairment charge	—	900	—
Deferred income tax benefit	(13,619)	(2,071)	(22,971)
Gains on dispositions of plant, equipment and timberlands, net	(5,069)	(1,332)	(2,060)
Share-based compensation	5,063	5,655	3,583
Change in operating assets and liabilities
Accounts receivable	(14,794)	9,563	(5,473)
Inventories	(40,019)	6,860	(17,387)
Prepaid and other current assets	5,770	1,679	(2,833)
Accounts payable	65,828	(7,234)	10,337
Accruals and other current liabilities	(4,165)	12,143	(19,536)
Pension assets received	—	—	53,401
Other	2,975	4,857	3,167
Net cash provided by operating activities	70,977	108,993	102,835
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(30,037)	(28,136)	(27,765)
Proceeds from disposals of plant, equipment and timberlands, net	5,567	1,413	2,198
Acquisitions, net of cash acquired	(464,856)	—	(1,383)
Other investing	(440)	(50)	(163)
Net cash used by investing activities	(489,766)	(26,773)	(27,113)
Financing activities
Proceeds from note offerings	500,000	—	—
Proceeds from term loans	46,849	—	248,644
Repayment of term loans	(26,088)	(23,246)	(16,660)
Repayments of note offerings	—	—	(250,000)
Net repayments under revolving credit facility	(23,481)	(53,392)	(28,062)
Payments of borrowing costs	(10,132)	(39)	(2,204)
Payments of dividends	(24,458)	(23,492)	(22,936)
Proceeds from government grants	479	358	—
Payments related to share-based compensation awards and other	(817)	(495)	(1,556)
Net cash provided (used) by financing activities	462,352	(100,306)	(72,774)
Effect of exchange rate changes on cash	(5,418)	5,163	(269)
Net increase (decrease) in cash, cash equivalents and restricted cash	38,145	(12,923)	2,679
Change in cash and cash equivalents from discontinued operations	(996)	(1,613)	(19,163)
Cash, cash equivalents and restricted cash at the beginning of period	111,665	126,201	142,685
Cash, cash equivalents and restricted cash at the end of period	148,814	111,665	126,201
Less: restricted cash in Prepaid and other current assets	(2,000)	(2,000)	—
Less: restricted cash in Other assets	(8,378)	(10,084)	—
Cash and cash equivalents at the end of period	$138,436	$99,581	$126,201
Supplemental cash flow information
Cash paid (refunded) for:
Interest, net of amounts capitalized	$6,957	$6,180	$10,208
Income taxes, net	$15,500	$(9,993)	$14,242
The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER 2021 FORM 10-K	35

GLATFELTER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2021, 2020 and 2019

In thousands	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2019	$544	$62,239	$770,305	$(137,440)	$(156,750)	$538,898
Net loss			(21,541)			(21,541)
Other comprehensive income				59,544		59,544
Comprehensive loss						38,003
Cash dividends declared ($0.52 per share)			(22,969)			(22,969)
Share-based compensation expense		3,583				3,583
Delivery of treasury shares:
RSUs and PSAs		(3,625)			2,833	(792)
Employee stock options exercised — net		(2,297)			1,533	(764)
Balance at December 31, 2019	544	59,900	725,795	(77,896)	(152,384)	555,959

Net income			21,298			21,298
Other comprehensive income				19,243		19,243
Comprehensive income						40,541
Cash dividends declared ($0.535 per share)			(23,728)			(23,728)
Share-based compensation expense		5,655				5,655
Delivery of treasury shares:
RSUs and PSAs		(2,077)			1,657	(420)
Employee stock options exercised — net		(217)			142	(75)
Balance at December 31, 2020	544	63,261	723,365	(58,653)	(150,585)	577,932

Net income			6,937			6,937
Other comprehensive loss				(21,651)		(21,651)
Comprehensive loss						(14,714)
Cash dividends declared ($0.555 per share)			(24,702)			(24,702)
Share-based compensation expense		5,063				5,063
Delivery of treasury shares:
RSUs and PSAs		(3,538)			2,723	(815)
Employee stock options exercised — net		(7)			5	(2)
Balance at December 31, 2021	$544	$64,779	$705,600	$(80,304)	$(147,857)	$542,762
The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    ORGANIZATION
Glatfelter Corporation and subsidiaries (“Glatfelter”) produce and supply high quality, technology-driven, innovative, and customizable nonwovens solutions can be found in products that are Enhancing Everyday Life®. These include personal care and hygiene products, food and beverage filtration, critical cleaning products, medical and personal protection, packaging products, as well as home improvement and industrial applications. Headquartered in Charlotte, NC, annualized net sales approximate $1.4 billion with approximately 3,300 employees worldwide. Glatfelter’s operations utilize a variety of manufacturing technologies including airlaid, wetlaid and spunlace with sixteen manufacturing sites located in the United States, Canada, Germany, the United Kingdom, France, Spain, and the Philippines. The Company has sales offices in all major geographies serving customers under the Glatfelter and Sontara brands. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to Glatfelter Corporation and subsidiaries unless the context indicates otherwise.
2.    ACCOUNTING POLICIES
Principles of Consolidation The consolidated financial statements include the accounts of Glatfelter and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
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
Goodwill and indefinite-lived intangible assets are not amortized and, therefore, are reviewed for impairment annually, during the fourth quarter, or more frequently if impairment indicators are present.
The fair value of our reporting units, which are also our operating segments, is determined using a market approach and a discounted cash flow model. The fair value of non-amortizing tradename intangible assets is determined using a discounted cash flow model and requires the use and analysis of significant assumptions including among others,

GLATFELTER 2021 FORM 10-K	37

estimated cash flows consistent with our long-term strategic plan, perpetuity growth rates, capital expenditures, and discount rates. In addition, the discounted cash flow model requires the use of significant judgement to assess the potential impact of macroeconomic conditions including higher energy prices in Europe, raw material inflation in all three segments, logistics costs, competition and similar factors. For goodwill, impairment losses, if any, are recognized for the amount by which the carrying value of the reporting unit exceeds its fair value. The carrying value of a reporting unit is defined using an enterprise premise which is generally determined by the difference between the unit’s assets and operating liabilities. With respect to non-amortizing tradenames, impairment losses, if any, are recognized for the amount by which the carrying value of the tradename exceeds its fair value. For additional information, refer to Note 6 – “Asset Impairment.“
Income Taxes Income taxes are determined using the asset and liability method of accounting for income taxes in accordance with FASB ASC 740 Income Taxes (“ASC 740”). Under ASC 740, tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Tax credits and other incentives reduce tax expense in the year the credits are claimed. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported in deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. We establish a valuation allowance for deferred tax assets for which realization is not more likely than not.
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
The gain or loss on those derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows related to forecasted transactions is deferred and reported as a component of accumulated other comprehensive income (loss). Deferred gains or losses are reclassified to our results of operations at the time the hedged forecasted transaction is recorded in our results of operations. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. If the instrument matures, is de-designated, becomes ineffective or it becomes probable that the originally forecasted transaction will not occur, the related change in fair value of the derivative instrument is also reclassified from accumulated other comprehensive income (loss) and recognized in earnings. For additional information, refer to Note 22 - "Financial Derivatives and Hedging Activities."
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
Recently Issued Accounting Pronouncements
In December 2020, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update eliminates, clarifies, and modifies certain guidance related to the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020. We adopted this standard in the first quarter of 2021, but it did not have a material impact on our financial statements.

GLATFELTER 2021 FORM 10-K	39

3.    ACQUISITIONS
On May 13, 2021, we completed the acquisition of all the outstanding equity interests in Georgia-Pacific Mt. Holly LLC, Georgia-Pacific's U.S. nonwovens business ("Mount Holly") for $170.9 million. This business includes the Mount Holly, NC manufacturing facility with annual production capacity of approximately 37,000 metric tons and an R&D center and pilot line for nonwovens product development in Memphis, TN. The Mount Holly facility produces high-quality airlaid products for the wipes, hygiene, and other nonwoven materials markets, competing in the marketplace with nonwoven technologies and substrates, as well as other materials focused primarily on consumer based end-use applications. The facility employs approximately 140 people. Mount Holly’s results are reported prospectively from the acquisition date as part of our Airlaid Materials segment. Mount Holly had annual net sales of approximately $100 million in 2020.
The Mount Holly acquisition was financed through a combination of cash on hand and borrowings under our revolving credit facility.
On October 29, 2021, we completed the acquisition of PMM Holding (Luxembourg) AG, the owner of all of the equity interest in Jacob Holm, a global leading manufacturer of premium quality spunlace nonwoven fabrics for critical cleaning, high-performance materials, personal care, hygiene and medical applications, for approximately $304.0 million for all outstanding shares and the extinguishment of Jacob Holm’s debt.
Jacob Holm’s broad product offerings and blue-chip customer base expands our portfolio to include surgical drapes and gowns, wound care, face masks, facial wipes and cosmetic masks. The acquisition of Jacob Holm’s Sontara brand, a leading producer of finished products for critical cleaning wipes and medical apparel, enhances our technological capabilities. Jacob Holm has approximately 760 employees, operates production facilities in the United States, France and Spain, and its revenue in 2020 totaled approximately $400 million. The results of Jacob Holm's operations are reported as Spunlace, a newly formed segment, prospectively from the acquisition date.
The Jacob Holm acquisition was financed with the proceeds of a private placement of $500.0 million of senior notes discussed in Note 17 - "Long-term Debt."
The following table sets forth information related to the consideration exchanged for each acquisition.

In thousands	Mount Holly	Jacob Holm	Total
Total consideration	$170,919	$303,952	$474,871
Less: Debt repaid	—	(148,000)	(148,000)
Cash consideration	$170,919	$155,952	$326,871
The preliminary purchase price allocations set forth in the following table are based on all information available to us at the present time and is subject to change. With respect to the Mount Holly acquisition, the purchase price allocation is complete. However, the Jacob Holm purchase price allocation is preliminary as we are in the process of finalizing our analysis of certain matters, primarily related to the assessment potential tax liabilities associated with the acquired entities. In the event new information becomes available, the measurement of the amount of goodwill reflected may be affected.

In thousands	Mount Holly	Jacob Holm	Total
Assets
Cash and cash equivalents	$—	$11,426	$11,426
Accounts receivable	11,599	30,271	41,870
Inventory	7,031	45,340	52,371
Prepaid and other current assets	11	6,727	6,738
Plant, equipment and timberlands	100,498	158,612	259,110
Intangible assets	20,000	70,240	90,240
Goodwill	35,793	48,855	84,648
Other assets	8,041	26,929	34,970
Total assets	182,973	398,400	581,373
Liabilities
Short-term debt		14,081	14,081
Accounts payable	2,321	25,264	27,585
Other current liabilities	1,868	21,763	23,631
Other long-term liabilities	7,865	33,340	41,205
Total liabilities	12,054	94,448	106,502
Total preliminary purchase price	$170,919	$303,952	$474,871
The preliminary purchase price allocations set forth in the table above are based on all information available to us at the present time and is subject to change. In the event new information becomes available, primarily related to the finalization of post-closing working capital adjustments, the measurement of the amount of goodwill reflected may be affected. For purposes of allocating the total purchase price, assets acquired and liabilities assumed are recorded at their estimated fair market values. The allocations set forth above are based on management’s estimate of the fair value using valuation techniques such as discounted cash flow models, appraisals and similar methodologies.
Acquired property, plant and equipment in both acquisitions are being depreciated on a straight-line basis with estimated remaining lives ranging from five years to 35 years. Intangible assets recorded in connection with the Mount Holly acquisition consist of customer relationships and are being amortized on a straight-line basis (11 years). With respect to the Jacob Holm acquisition, identifiable intangible assets consist of trade and product names (15 to 20-year life), technical know-how (8 to 20-year life) and customer relationships (20-year life). These assets are being amortized on a straight-line basis. The goodwill arising from the acquisitions largely relates to strategic benefits, product and market diversification, assembled workforce, and similar factors. Goodwill recorded in connection with the Mount Holly transaction is deductible for federal tax purposes over 15 years. Additional information is discussed in Note 16 - "Goodwill and Intangible Assets."
In connection with the Jacob Holm acquisition and as provided for in the underlying Share Purchase Agreement, we recorded a $17.3 million indemnification asset related to certain potential tax liabilities. The indemnification asset is presented above under the caption "Other assets."
The following table sets forth information related to amounts of net sales, operating income (loss) of the acquired businesses included in our results of operations prospectively from the date of acquisition and amounts of legal and professional fees directly related to the transaction included in our results of operations for the year ended December 31, 2021:

In thousands	Mount Holly	Jacob Holm
Net sales	$60,599	$57,637
Operating income (loss)	6,205	(1,338)
Legal and professional fees included in SG&A	3,421	16,336
For purposes of presenting the pro forma financial information, the legal and professional costs directly related to the acquisitions have been eliminated. The following table summarizes annual unaudited pro forma financial information as

GLATFELTER 2021 FORM 10-K	41

if the acquisition occurred as of January 1, 2020:

	2021	2020
In thousands, except per share	(unaudited)
Net sales	$1,400,901	$1,421,578
Income (loss) from continuing operations	14,677	23,055
For purposes of presenting the above pro forma financial information, the legal and professional costs directly related to the acquisitions have been eliminated. This unaudited pro forma financial information presented in this section is not necessarily indicative of what the operating results would have been had the acquisition been completed at the beginning of the respective period nor is it indicative of future results.
4.    DISCONTINUED OPERATIONS
In 2018, we completed the sale of the Specialty Papers business on a cash free and debt free basis to Pixelle Specialty Solutions LLC, an affiliate of Lindsay Goldberg (the “Purchaser”) for $360.0 million. The sale of the business was in connection with the strategic focus on our more growth oriented Composite Fibers and Airlaid Materials.
The following table sets forth a summary of discontinued operations included in the consolidated statements of income (loss):

	Year ended December 31,
In thousands	2021	2020	2019
Net sales	$—	$—	$—
Energy and related sales, net	—	—	—
Total revenues	—	—	—
Costs of products sold	—	—	—
Gross profit	—	—	—
Selling, general and administrative expenses	(216)	(544)	109
(Gains) losses on dispositions of plant, equipment and timberlands, net	—	—	—
Operating income (loss)	216	544	(109)
Non-operating income (expense)
Interest expense	—	—	—
Other, net	—	—	1,393
Impairment charge	—	—	—
Income (loss) before income taxes	216	544	1,284
Income tax provision (benefit)	—	29	(2,386)
Income from discontinued operations	$216	$515	$3,670
The amount set forth above in 2021 primarily represents reversal of sales and use tax reserves due to the expiration of statutes of limitation partially offset by legal costs incurred to pursue certain legal claims. In 2020, the amount set forth above primarily represents the settlement of a sales and use tax audit.
The following table sets forth a summary of cash flows from discontinued operations which is included in the consolidated statements of cash flows:

	Year ended December 31,
In thousands	2021	2020	2019
Net cash used by operating activities	$(996)	$(1,613)	$(10,942)
Net cash used by investing activities	—	—	(8,221)
Net cash provided by financing activities	—	—	—
Change in cash and cash equivalents from discontinued operations	$(996)	$(1,613)	$(19,163)

5.    RESTRUCTURING
In the first quarter of 2020, we announced restructuring actions within the Composite Fibers operating segment. The actions primarily consisted of the consolidation of our metallizing operation from Gernsbach, Germany to our Caerphilly, U.K. site.

In thousands	Year ended December 31, 2020
Severance and benefit continuation	$6,143
Accelerated depreciation	3,900
Inventory and spare parts	977
Other	91
Total	$11,111
The restructuring charge is recorded under the caption “Costs of product sold” in the accompanying consolidated statements of income for the year ended December 31, 2020. With the exception of the severance and benefit continuation amounts, all other amounts accrued represent accelerated non-cash asset write-downs. As of December 31, 2021, the accrued and unpaid restructuring charge totaled approximately $0.3 million.
6.    ASSET IMPAIRMENT
During the second quarter of 2020, in connection with an assessment of potential impairment of indefinite-lived intangible assets, we recorded a $0.9 million non-cash asset impairment charge related to a trade name intangible asset acquired in connection with our Composite Fibers segment’s 2013 Dresden acquisition. The charge was due to a change in the estimated fair value of the trade name, primarily driven by lower forecasted wallcover net sales associated with economic instability in Russia and Ukraine together with the impact of the COVID-19 pandemic on this business. The charge is recorded in the accompanying consolidated statement of income for 2020 under the caption “Selling, general and administrative expenses.” The fair value of the asset was estimated using a discounted cash flow model (Level 3 fair value classification).
7.    GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS
During 2021, 2020 and 2019, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2021
Timberlands	1,796	$5,567	$5,239
Other	n/a	—	(170)
Total		$5,567	$5,069
2020
Timberlands	461	$1,413	$1,381
Other	n/a	—	(49)
Total		$1,413	$1,332
2019
Timberlands	1,996	$1,705	$1,572
Other	n/a	493	488
Total		$2,198	$2,060

GLATFELTER 2021 FORM 10-K	43

8.    REVENUE
The following table sets forth disaggregated information pertaining to our net sales from contracts with customers:

	Year ended December 31,
In thousands	2021	2020	2019
Revenue by product category
Composite Fibers
Food & beverage	$298,859	$285,665	$278,786
Wallcovering	88,057	79,346	81,679
Technical specialties	92,351	84,320	79,535
Composite laminates	43,438	36,856	35,274
Metallized	34,102	38,902	46,392
	556,807	525,089	521,666
Airlaid Materials
Feminine hygiene	207,116	204,085	207,301
Specialty wipes	110,201	74,942	70,149
Tabletop	76,904	45,314	66,486
Home care	25,575	25,040	17,266
Adult incontinence	22,034	21,825	25,233
Other	28,420	20,203	19,572
	470,250	391,409	406,007
Spunlace
Consumer wipes	23,937	—	—
Critical cleaning	16,871	—	—
Health care	10,785	—	—
Hygiene	3,428	—	—
High performance	1,483	—	—
Beauty care	1,133	—	—
	57,637	—	—
Total	$1,084,694	$916,498	$927,673

Revenue by geography
Composite Fibers
Europe, Middle East and Africa	$333,608	$315,881	$312,218
Americas	134,753	128,385	132,845
Asia Pacific	88,446	80,823	76,603
	556,807	525,089	521,666
Airlaid Materials
Europe, Middle East and Africa	223,718	204,728	220,924
Americas	237,808	174,606	179,067
Asia Pacific	8,724	12,075	6,016
	470,250	391,409	406,007
Spunlace
Europe, Middle East and Africa	19,990	—	—
Americas	30,815	—	—
Asia Pacific	6,832	—	—
	57,637	—	—
Total	$1,084,694	$916,498	$927,673

9.    EARNINGS PER SHARE
The following table sets forth the details of basic and diluted earnings (loss) per share (EPS):

	Year ended December 31,
In thousands, except per share	2021	2020	2019
Net income (loss)	$6,937	$21,298	$(21,541)

Weighted average common shares outstanding used in basic EPS	44,551	44,339	44,132
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	373	275	—
Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,924	44,614	44,132

Earnings (loss) per share
Continuing operations	$0.15	$0.47	$(0.57)
Discontinued operations	—	0.01	0.08
The following table sets forth the potential common shares outstanding for stock options that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	Year ended December 31,
In thousands	2021	2020	2019
Potential common shares	1,079	1,082	1,233
10.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three years ended December 31, 2021, 2020 and 2019.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2021	$(42,525)	$(2,496)	$(12,844)	$(788)	$(58,653)
Other comprehensive income (loss) before reclassifications (net of tax)	(27,232)	4,759	611	(79)	(21,941)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(275)	751	(186)	290
Net current period other comprehensive income (loss)	(27,232)	4,484	1,362	(265)	(21,651)
Balance at December 31, 2021	$(69,757)	$1,988	$(11,482)	$(1,053)	$(80,304)

Balance at January 1, 2020	$(76,346)	$4,316	$(7,253)	$1,387	$(77,896)
Other comprehensive income (loss) before reclassifications (net of tax)	33,821	(2,840)	(6,202)	(878)	23,901
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(3,972)	611	(1,297)	(4,658)
Net current period other comprehensive income (loss)	33,821	(6,812)	(5,591)	(2,175)	19,243
Balance at December 31, 2020	$(42,525)	$(2,496)	$(12,844)	$(788)	$(58,653)

Balance at January 1, 2019	$(69,622)	$2,199	$(71,431)	$1,414	$(137,440)
Other comprehensive income (loss) before reclassifications (net of tax)	(6,724)	6,800	8,730	826	9,632
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(4,683)	55,448	(853)	49,912
Net current period other comprehensive income (loss)	(6,724)	2,117	64,178	(27)	59,544
Balance at December 31, 2019	$(76,346)	$4,316	$(7,253)	$1,387	$(77,896)

GLATFELTER 2021 FORM 10-K	45

The following table sets forth the amounts reclassified from accumulated other comprehensive income (losses) for the years indicated.

	Year ended December 31,
In thousands	2021	2020	2019
Description				Line Item in Statements of Income
Cash flow hedges (Note 22)
Gains on cash flow hedges	$(382)	$(5,503)	$(6,468)	Costs of products sold
Tax expense	22	1,448	1,785	Income tax provision (benefit)
Net of tax	(360)	(4,055)	(4,683)

Loss on interest rate swaps	85	83	—	Interest expense
Tax expense	—	—	—	Income tax provision (benefit)
Net of tax	85	83	—
Total cash flow hedges	(275)	(3,972)	(4,683)
Retirement plan obligations (Note 13)
Amortization of defined benefit pension plan items
Prior service costs	47	48	216	Other, net
Actuarial losses	792	651	2,842	Other, net
Pension settlement	—	—	75,326
	839	699	78,384
Tax benefit	(88)	(88)	(22,936)	Income tax provision (benefit)
Net of tax	751	611	55,448
Amortization of defined benefit other plan items
Prior service costs	(233)	(463)	(10)	Other, net
Actuarial gains	47	(834)	(852)	Other, net
	(186)	(1,297)	(862)
Tax expense	—	—	9	Income tax provision (benefit)
Net of tax	(186)	(1,297)	(853)
Total reclassifications, net of tax	$290	$(4,658)	$49,912

11.    INCOME TAXES
Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
The provision for (benefit from) income taxes from continuing operations consisted of the following:

	Year ended December 31,
In thousands	2021	2020	2019
Current taxes
Federal	$(570)	$(4,989)	$(419)
State	584	166	134
Foreign	20,561	18,470	14,014
	20,575	13,647	13,729
Deferred taxes and other
Federal	(1,159)	540	(20,448)
State	234	(1,183)	(4,105)
Foreign	(12,694)	(1,428)	1,582
	(13,619)	(2,071)	(22,971)
Income tax provision (benefit)	$6,956	$11,576	$(9,242)
The following are the domestic and foreign components of pretax income (loss) from continuing operations:

	Year ended December 31,
In thousands	2021	2020	2019
United States	$(44,682)	$(35,696)	$(107,455)
Foreign	58,359	68,055	73,002
Total pretax income (loss)	$13,677	$32,359	$(34,453)
The following table sets forth a reconciliation of the statutory federal income tax rate to our actual effective tax rate for continuing operations.

	Year ended December 31,
	2021	2020	2019

Federal income tax provision at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	2.7	0.6	3.7
Foreign income tax rate differential	(3.3)	3.4	2.0
Tax effect of tax credits	(0.1)	(10.2)	8.2
Provision for (resolution of) tax matters	23.6	12.4	(8.0)
Rate changes due to enacted legislation	15.3	0.7	0.1
Change in reinvestment assertion	26.4	—	—
Effect of U.S. tax law change	2.8	(21.5)	—
Global Intangible Low-Taxed Income	18.7	7.1	(9.4)
Stock-based compensation	3.9	1.4	(1.0)
Nondeductible officer's compensation	3.9	1.0	(0.7)
Valuation allowance	(3.1)	11.7	4.3
Recognition of non-U.S. intangible tax basis	(78.1)	—	—
Capitalized transaction costs	8.9	—	—
Pension termination, settlement and related	—	5.4	5.0
Prior year adjustments	7.1	4.5	1.8
Other	1.2	(1.7)	(0.2)
Actual tax rate	50.9%	35.8%	26.8%
The effective income tax rate for the year ended December 31, 2021 was unfavorably impacted by operating losses in the U.S. which generated no tax benefit, $25.6 million of restructuring and other non-recurring costs for which no tax benefit was recorded, and a $3.6 million tax charge related to unremitted earnings of a foreign subsidiary, offset in part by a $10.7 million benefit recorded in connection with the recognition of an intangible asset at a foreign subsidiary.

GLATFELTER 2021 FORM 10-K	47

The sources of deferred income taxes were as follows at December 31:

In thousands	2021	2020

Reserves	$1,060	$685
Environmental	3,970	4,481
Compensation	1,920	2,415
Pension	4,479	4,279
Post-retirement benefits	1,210	1,388
Research & development expenses	4,239	3,092
Tax carryforwards	45,729	16,703
Other	2,444	5,714
Deferred tax assets	65,051	38,757
Valuation allowance	(24,526)	(23,305)
Net deferred tax assets	40,525	15,452
Property	(93,164)	(70,492)
Intangible assets	(14,063)	(18,808)
Inventories	(37)	—
Other	(5,201)	(3,282)
Deferred tax liabilities	(112,465)	(92,582)
Net deferred tax liabilities	$(71,940)	$(77,130)
Non-current deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31,
In thousands	2021	2020
Other assets	$15,345	$1
Deferred income taxes	87,285	77,131
At December 31, 2021, we had federal, state and foreign tax net operating loss (“NOL”) carryforwards of $98.7 million, $198.8 million, and $40.2 million, respectively. These NOL carryforwards are available to offset future taxable income, if any. $6.2 million of the federal NOL carryforward expires in 2037; the residual $92.5 million of the federal NOL never expires. The state NOL carryforwards expire at various times and in various amounts beginning in 2022. Certain foreign NOL carryforwards begin to expire after 2025.
The federal and state NOL carryforwards on the income tax returns filed included unrecognized tax benefits taken in prior years. The deferred tax assets recognized for financial statement purposes for such NOL carryforwards are presented net of these unrecognized tax benefits.
In addition, we had various federal tax credit carryforwards totaling $14.2 million which begin to expire after 2034 and state tax credit carryforwards totaling $3.4 million, which begin to expire in 2028.
As of December 31, 2021 and 2020, we had a valuation allowance of $24.5 million and $23.3 million, respectively, against net deferred tax assets, primarily due to uncertainty regarding the ability to utilize federal, state and foreign tax NOL carryforwards and certain state tax credits. In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of available evidence indicated it is more likely than not that the deferred tax assets will not be realized.
Tax credits and other incentives reduce tax expense in the year the credits are claimed. We recorded tax credits of $0.0 million, $3.3 million and $2.8 million in 2021, 2020 and 2019, respectively, related to research and development credits.
At December 31, 2021 and 2020, unremitted earnings of certain subsidiaries outside the United States deemed to be indefinitely reinvested totaled $107.0 million and $109.0 million, respectively. Because the unremitted earnings of those subsidiaries are deemed to be indefinitely reinvested as of December 31, 2021 and because we have no need for or plans to repatriate such earnings, no deferred tax liability has been recognized in our consolidated financial statements with regard to those subsidiaries. During 2021, we designated unremitted earnings of a subsidiary as not indefinitely reinvested, and as a result, recorded a $3.6 million deferred tax charge with regard to the unremitted earnings of that subsidiary.

As of December 31, 2021, 2020 and 2019, we had $55.7 million, $46.3 million and $30.5 million of gross unrecognized tax benefits, respectively. As of December 31, 2021, if such benefits were to be recognized, approximately $51.1 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

In thousands	2021	2020	2019
Balance at January 1	$46,259	$30,458	$29,620
Increases in tax positions for prior years	38	13,866	2,803
Decreases in tax positions for prior years	(638)	(72)	(2,892)
Acquisition related:
Purchase Accounting	12,718	—	—
Increases in tax positions for current year	3,683	4,400	4,552
Settlements	—	(1,101)	(309)
Lapse in statutes of limitation	(6,400)	(1,292)	(3,316)
Balance at December 31	$55,660	$46,259	$30,458
We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2014, 2015; 2018 - 2021	N/A
State	2017 - 2021	N/A
Canada(1)	2014 - 2018; 2021	2019 - 2020
Germany(1)	2020 - 2021	2016 - 2019
France	2019 - 2021	N/A
United Kingdom	2020 - 2021	N/A
Philippines	2020 - 2021	2018, 2019
(1)Includes provincial or similar local jurisdictions, as applicable.
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
We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions. $3.0 million of penalty accruals and $1.2 million of interest accruals were recorded in 2021 through purchase accounting:

	As of or for the year ended December 31,
In thousands	2021	2020	2019
Accrued interest payable	$3,947	$1,792	$424
Interest expense (income)	974	927	(649)
Penalties	3,020	—	—

GLATFELTER 2021 FORM 10-K	49

12.    STOCK-BASED COMPENSATION
Our Amended and Restated Long-Term Incentive Plan (the “LTIP”) provides for the issuance of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. As of December 31, 2021, there were 1,628,094 shares of common stock available for future issuance under the LTIP.
Pursuant to the terms of the LTIP, we have issued to eligible participants restricted stock units, performance share awards and stock only stock appreciation rights (“SOSARs”).
Restricted Stock Units (“RSUs”) and Performance Share Awards (“PSAs”) Awards of RSUs and PSAs are made under our LTIP. The vesting of RSUs is generally based on the passage of time, generally over a three-year period or in certain instances the RSUs were issued with five-year cliff vesting. PSAs are issued to members of management and vesting is based on achievement of cumulative financial performance targets covering a two-year period followed by an additional one-year service period. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial Performance. In addition, beginning in 2019, PSA awards include a modifier based on the three-year total shareholder return relative to a broad market index. For RSUs, the grant date fair value of the awards, or the closing price per common share on the date of the award, is used to determine the amount of expense to be recognized over the applicable service period. For PSAs, the grant date fair value is estimated using a lattice model. The significant inputs include the stock price, volatility, dividend yield, and risk-free rate of return. Settlement of RSUs and PSAs will be made in shares of our common stock currently held in treasury.
The following table summarizes RSU and PSA activity during the past three years:

Units	2021	2020	2019
Balance at January 1,	1,071,652	896,463	756,786
Granted	374,931	400,854	600,820
Forfeited	(103,499)	(89,483)	(223,677)
Shares delivered	(231,702)	(136,182)	(237,466)
Balance at December 31,	1,111,382	1,071,652	896,463

In thousands	2021	2020	2019
Compensation expense	$5,063	$5,655	$3,543
The amount granted in 2021, 2020 and 2019 includes 162,480, 171,150 and 218,422 PSAs, respectively, exclusive of reinvested dividends. The weighted average grant date fair value per unit for awards in 2021, 2020 and 2019 was $16.71, $16.65 and $15.86, respectively. As of December 31, 2021, unrecognized compensation expense for outstanding RSUs and PSAs totaled $3.6 million. The weighted average remaining period over which the expense will be recognized is 1.4 years.

Stock Only Stock Appreciation Rights	The following table sets forth information related to outstanding SOSARs:

	2021		2020		2019
SOSARs	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	1,082,413	$20.40	1,291,947	$20.05	2,334,742	$18.08
Granted	—	—	—	—	—	—
Exercised	(3,300)	15.61	(58,460)	12.85	(596,360)	15.56
Canceled / forfeited	—	—	(151,074)	20.25	(446,435)	21.06
Outstanding at December 31,	1,079,113	$20.42	1,082,413	$20.40	1,291,947	$20.05
Exercisable at December 31,	1,079,113	20.42	1,082,413	20.40	1,291,947	20.05
Vested and expected to vest	1,079,113		1,082,413		1,291,947
Compensation expense (in thousands)	$—		$—		$40
Under terms of the SOSAR, the recipients receive the right to receive a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three-year period. No SOSARs were issued during any of the past three years. As of December 31, 2021, the intrinsic value of SOSARs vested and expected to vest totaled $0.2 million and the remaining weighted average contractual life of outstanding SOSARs was 2.5 years.

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
As a result of terminating the qualified plan and settling the associated liabilities, as of December 31, 2020, $53.4 million of assets remained in the pension trust and was included in cash and cash equivalents in the accompanying consolidated balance sheet based on the nature of the underlying assets. In addition, during 2020, we received $2.3 million as a post-settlement adjustment with the third party. After transferring $14.1 million to a suspense account to fund future 401(k) contributions and paying $8.3 million of excise taxes, approximately $33.3 million was available for general corporate purposes.
In December 2019, our Board of Directors approved the freezing of benefit accruals in the non-qualified pension plan for active participants effective December 31, 2019. As of January 1, 2020, each active participant’s frozen non-qualified pension benefit was transferred to a newly approved Deferred Compensation Plan non-qualified benefit plan and will earn interest credits going forward.
The Deferred Compensation Plan also provides for employer contributions and, beginning in 2022, the Plan may provide for elective employee deferrals. Under the Deferred Compensation Plan, participants are eligible to receive annual Company contributions that such participants would have received under our 401(k) Savings Plan, but for certain limitations imposed by the Internal Revenue Code on 401(k) plan contributions (“Company Contributions”). Unless otherwise determined by the Compensation Committee, Company Contributions under the Deferred Compensation Plan will not exceed 7% of a participant’s annual eligible compensation that is in excess of the Internal Revenue Code compensation limit for 401(k) plans.
As of December 31, 2021 and 2020, the remaining non-contributory pension plans are unfunded non-qualified plans. Non-U.S. benefits were based on average salary and years of service. We use a December 31-measurement date for all of our defined benefit plans.
We also provide certain health care benefits to eligible U.S.-based retired employees. Participation in the plan is closed to any salaried employees hired after December 31, 2006. These benefits include a comprehensive medical plan for retirees prior to age 65 and a fixed payment to certain retirees over age 65 to help defray the costs of Medicare. Claims are paid as reported.

GLATFELTER 2021 FORM 10-K	51

All information presented in the following tables represents amounts attributable to continuing operations.

	Pension Benefits		Other Benefits
In thousands	2021	2020	2021	2020
Change in Benefit Obligation
Balance at beginning of year	$47,333	$45,714	$5,967	$6,511
Service cost	—	—	29	—
Interest cost	974	1,210	127	184
Benefits paid	(2,247)	(2,420)	(1,078)	(1,611)
Participant contributions	—	—	—	—
Plan amendments	—	—	6	—
Actuarial (gain)/loss	(203)	1,749	79	883
Effect of currency rate changes	(972)	1,080	—	—
Balance at end of year	$44,885	$47,333	$5,130	$5,967

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$53,401	$—	$—
Reversion of excess plan assets	—	(53,401)	—	—
Total contributions	2,247	2,420	1,078	1,611
Benefits paid	(2,247)	(2,420)	(1,078)	(1,611)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(44,885)	$(47,333)	$(5,130)	$(5,967)
As of December 31, 2021, the non-qualified plans have an unfunded projected benefit obligation of $44.9 million.
Amounts recognized in the consolidated balance sheets consist of the following as of December 31:

	Pension Benefits		Other Benefits
In thousands	2021	2020	2021	2020
Current liabilities	$(2,096)	$(2,271)	$(852)	$(1,167)
Other long-term liabilities	(42,789)	(45,062)	(4,278)	(4,800)
Net amount recognized	$(44,885)	$(47,333)	$(5,130)	$(5,967)
The components of amounts recognized as “Accumulated other comprehensive income” consist of the following on a pre-tax basis:

	Pension Benefits		Other Benefits
In thousands	2021	2020	2021	2020
Prior service credit (cost)	$(172)	$(226)	$(125)	$108
Net actuarial gain (loss)	(14,189)	(15,612)	(382)	(350)
The weighted-average assumptions used in computing the benefit obligations above were as follows:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Discount rate – benefit obligation	2.42%	2.17%	2.70%	2.30%
The discount rates set forth above were estimated based on the modeling of expected cash flows for each of our benefit plans and selecting a portfolio of high-quality debt instruments with maturities matching the respective cash flows of each plan. The resulting discount rates as of December 31, 2021 ranged from 1.10% to 2.88% for pension plans and was 2.70% for the other benefit plans.
Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

In thousands	2021	2020
Projected benefit obligation	$44,885	$47,333
Accumulated benefit obligation	44,885	47,333
Fair value of plan assets	—	—

Net periodic benefit (income) expense includes the following components:

	Year Ended December 31,
In thousands	2021	2020	2019
Pension Benefits
Service cost	$—	$—	$1,269
Interest cost	974	1,210	11,495
Expected return on plan assets	—	—	(13,724)
Amortization of prior service cost	48	48	246
Amortization of actuarial loss	790	655	2,759
Termination benefits	—	—	1,259
One-time settlement charge	—	—	75,356
Total net periodic benefit expense	$1,812	$1,913	$78,660

Other Benefits
Service cost	$29	$—	$—
Interest cost	127	184	313
Amortization of prior service credit	(233)	(458)	—
Amortization of actuarial loss (gain)	47	(834)	(892)
Total net periodic benefit income	$(30)	$(1,108)	$(579)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Year Ended December 31,
In thousands	2021	2020
Pension Benefits
Actuarial (gain) loss	$(203)	$1,750
Recognized prior service costs	(48)	(48)
Recognized actuarial losses	(790)	(655)
Total recognized in other comprehensive (income) loss	(1,041)	1,047
Total recognized in net periodic benefit cost and other comprehensive loss	$771	$2,960
Other Benefits
Actuarial loss	$79	$883
Amortization of actuarial gain (loss)	(47)	834
Total recognized in other comprehensive loss	32	1,717
Total recognized in net periodic benefit cost and other comprehensive loss	$2	$609

The weighted-average assumptions used in computing the net periodic benefit expense information above were as follows:

	Year Ended December 31,
	2021	2020	2019
Pension Benefits
Discount rate – benefit expense	2.17%	2.70%	4.34%
Future compensation growth rate	—	—	2.50%
Expected long-term rate of return on plan assets	—	—	4.50%

Other Benefits
Discount rate – benefit expense	2.30%	3.11%	4.19%
For 2019, the development of the expected long-term rate of return assumption was based on the historical returns and expected future returns for each asset class, as well as the target asset allocation of the pension portfolio.

GLATFELTER 2021 FORM 10-K	53

Assumed health care cost trend rates used to determine benefit obligations at December 31 were as follows:

	2021	2020
Health care cost trend rate assumed for next year	5.30%	5.30%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate rate	2037	2037
Cash Flow Benefit payments expected to be made under our non-qualified pension plans and other benefit plans are summarized below:

In thousands	Pension Benefits	Other Benefits
2022	$2,096	$852
2023	2,057	582
2024	2,013	468
2025	1,968	436
2026	1,909	427
2027 through 2031	17,208	1,471
Defined Contribution Plans We maintain 401(k) plans for substantially all U.S.-based employees. Employees may contribute up to 50% of their earnings, subject to certain restrictions. Through the end of May 2019, the Company matched a portion of the employees’ contribution in cash. We currently provide a minimum company contribution equal to 7% of eligible compensation. In addition, we have provided discretionary contributions resulting in total contributions equal to 10% and 11% of compensation in 2021 and 2020, respectively. The expense associated with our 401(k) plan was $2.4 million, $2.0 million and $1.9 million in 2021, 2020 and 2019, respectively.
14.    INVENTORIES
Inventories, net of reserves were as follows:

	December 31,
In thousands	2021	2020
Raw materials	$87,448	$55,466
In-process and finished	139,058	97,109
Supplies	53,014	43,655
Total	$279,520	$196,230
15.    PLANT, EQUIPMENT AND TIMBERLANDS
Plant, equipment and timberlands at December 31 were as follows:

In thousands	2021	2020
Land and buildings	$236,347	$173,646
Machinery and equipment	838,999	754,737
Furniture, fixtures, and other	219,111	160,922
Accumulated depreciation	(591,803)	(569,386)
	702,654	519,919
Construction in progress	56,156	23,330
Timberlands, less depletion	2	18
Total	$758,812	$543,267
As of December 31, 2021 and 2020, we had $7.1 million and $3.1 million, respectively, of accrued capital expenditures.

16.    GOODWILL AND INTANGIBLE ASSETS
The following table sets forth information with respect to goodwill and other intangible assets:

In thousands	December 31, 2020	Acquisitions	Amortization	Translation	December 31, 2021
Goodwill
Composite Fibers	$84,586	$—	$—	$(6,148)	$78,438
Airlaid Materials	79,783	35,793	—	(6,090)	109,486
Spunlace	—	48,855		(614)	48,241
Total	$164,369	$84,648	$—	$(12,852)	$236,165

Other Intangible Assets
Composite Fibers
Tradename - non-amortizing	$3,902	$—	$—	$(301)	$3,601

Technology and related	41,578	—	—	(2,964)	38,614
Accumulated amortization	(18,636)	—	(1,845)	1,257	(19,224)
Net	22,942	—	(1,845)	(1,707)	19,390

Customer relationships and related	37,535	—	—	(2,796)	34,739
Accumulated amortization	(21,290)	—	(2,478)	1,664	(22,104)
Net	16,245	—	(2,478)	(1,132)	12,635

Airlaid Materials
Tradename	3,960	—	—	525	4,485
Accumulated amortization	(456)	—	(190)	43	(603)
Net	3,504	—	(190)	568	3,882

Technology and related	20,053	—	—	(2,228)	17,825
Accumulated amortization	(3,591)	—	(1,268)	307	(4,552)
Net	16,462	—	(1,268)	(1,921)	13,273

Customer relationships and related	26,636	20,000	—	(2,051)	44,585
Accumulated amortization	(7,856)	—	(3,249)	593	(10,512)
Net	18,780	20,000	(3,249)	(1,458)	34,073

Spunlace
Products and Tradenames	—	27,649	—	(26)	27,623
Accumulated amortization	—	—	(253)	—	(253)
Net	—	27,649	(253)	(26)	27,370

Technology and related	—	14,561	—	(14)	14,547
Accumulated amortization	—	—	(202)	—	(202)
Net	—	14,561	(202)	(14)	14,345

Customer relationships and related	—	28,030	—	(27)	28,003
Accumulated amortization	—	—	(268)	—	(268)
Net	—	28,030	(268)	(27)	27,735

Total intangibles	133,664	90,240	—	(9,882)	214,022
Total accumulated amortization	(51,829)	—	(9,753)	3,864	(57,718)
Net intangibles	$81,835	$90,240	$(9,753)	$(6,018)	$156,304

The following table sets forth information pertaining to amortization of intangible assets:

GLATFELTER 2021 FORM 10-K	55

In thousands	2021	2020	2019
Aggregate amortization expense:	$9,753	$8,014	$7,986
Estimated amortization expense:
2022	13,966
2023	13,966
2024	13,966
2025	13,966
2026	13,966
Intangible assets are amortized on a straight-line basis, except for Composite Fiber's indefinite life tradename. We amortize trade and product names over 14 years to 20 years; technical know-how over 7 years to 20 years; and customer relationships over 11 years to 20 years. The remaining weighted average useful life of intangible assets was 13.2 years at December 31, 2021.
17.    OTHER LONG-TERM ASSETS
Other long-term assets consist of the following:

	December 31,
In thousands	2021	2020
Right-of-use asset operating leases	$27,186	$11,789
Deferred taxes	15,345	2
Restricted cash	8,378	10,084
Other	41,851	22,610
Total	$92,760	$44,485
18.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 31,
In thousands	2021	2020
Accrued payroll and benefits	$25,572	$21,726
Other accrued compensation and retirement benefits	5,633	9,376
Income taxes payable	11,746	4,781
Accrued rebates	6,327	4,002
Other accrued expenses	50,160	31,208
Total	$99,438	$71,093
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

The following table sets forth information related to our leases as of the periods indicated.

	December 31,
Dollars in thousands	2021	2020
Right of use asset	$27,186	$11,789
Weighted average discount rate	3.31%	2.94%
Weighted average remaining maturity (years)	26.0	5.5
The following table sets forth operating lease expense for the periods indicated:

	December 31,
In thousands	2021	2020
Operating lease expense	$5,742	$5,876
The following table sets forth required minimum lease payments for the years indicated:

In thousands
2022	$6,479
2023	3,921
2024	3,028
2025	2,618
2026	2,541
Thereafter	38,588
20.    LONG-TERM DEBT
Long-term debt is summarized as follows:

	December 31,
In thousands	2021	2020
Revolving credit facility, due Sep. 2026	$10,000	$36,813
4.750% Senior Notes, due Oct. 2029	500,000	—
Term loan, due Feb 2024	218,026	249,715
2.40% Term Loan, due Jun 2022	809	2,629
2.05% Term Loan, due Mar 2023	7,556	14,737
1.30% Term Loan, due Jun 2023	2,427	4,382
1.55% Term Loan, due Sep 2025	5,204	7,143
1.10% Term Loan, due Mar 2024	9,267	—
0.57% Term Loan, due Jul 2023	22,652	—
Total long-term debt	775,941	315,419
Less current portion	(26,437)	(25,057)
Unamortized deferred issuance costs	(11,429)	(1,898)
Long-term debt, net of current portion	$738,075	$288,464
On September 2, 2021, we entered into a restatement agreement as part of a Fourth Amended and Restated $400 million Revolving Credit Facility and a €220.0 million Term Loan (collectively, the “Credit Facility ”) which matures September 6, 2026 and February 8, 2024, respectively. Revolving Loans borrowings are available in U.S. Dollars, Euros, British Pound Sterling, and Canadian Dollars and the borrowing of Term Loans are available in Euros. The principal amount of the Term Loan amortizes in consecutive quarterly installments of principal, with each such quarterly installment to be in an amount equal to 1.25% of the Term Loan funded.
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

GLATFELTER 2021 FORM 10-K	57

The Credit Agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. The Credit Agreement also specifies a maximum ratio of consolidated total net debt to consolidated adjusted EBITDA, also known as the leverage ratio. Subsequent to the Jacob Holm acquisition, we must maintain a maximum leverage ratio of no more than 5.25 to 1.00, which steps down to 4.00 to 1.00 after 24 months of the Jacob Holm acquisition. The Credit Agreement also contains covenants requiring a minimum interest coverage ratio and provisions limiting our ability to, among other things, (i) incur debt and guaranty obligations, (ii) incur liens, (iii) make loans, advances, investments and acquisitions, (iv) merge or liquidate, or (v) sell or transfer assets. In addition, the Credit Agreement provides that if, and for so long as, the Debt Rating (as defined in the Credit Agreement) is below “BB” by Standard & Poor’s or below “Ba2” by Moody’s, obligations under the Credit Agreement will be secured by substantially all domestic assets of the Company and the guarantors, subject to certain exceptions and limitations.
All remaining principal outstanding and accrued interest under the Revolving Credit Facility and the Term Loan will be due and payable on September 2, 2026 and February 8, 2024, respectively.
As of December 31, 2021, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 3.8x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which is the termination of the agreement.
On October 25, 2021, we issued $500 million aggregate principal amount of 4.750% senior notes due 2029 (the “Notes”). The Notes are guaranteed on a senior unsecured basis, jointly and severally, by each of our existing and future domestic restricted subsidiaries that guarantees our obligations under the Credit Agreement, and/or certain other indebtedness (the “Guarantees”).
The Notes were issued pursuant to an indenture dated as of October 25, 2021 (the “Base Indenture”), as supplemented by the supplemental indenture dated as of October 25, 2021 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”) among the Company, certain subsidiaries of the Company party thereto (the “Guarantors”) and Wilmington Trust, National Association, as trustee.
The net proceeds from the offering of the Notes, together with cash on hand, were used to pay the purchase price of the Jacob Holm acquisition, to repay certain indebtedness of Jacob Holm, to repay outstanding revolving borrowings under the Revolving Credit Facility, and to pay estimated fees and expenses.
The Notes will mature on November 15, 2029. Interest on the Notes accrues at the rate of 4.750% per annum and is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2022.
The Notes are redeemable, in whole or in part, at any time at the redemption prices specified in the underlying indenture. Prior to November 15, 2024, we may redeem some or all of the Notes at a "make-whole" premium as specified.
The Notes contain various covenants customary to indebtedness of this nature, including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Credit Agreement at maturity or a default under the Credit Agreement that accelerates the debt outstanding thereunder. As of December 31, 2021, we met all of the requirements of our debt covenants.
Glatfelter Gernsbach GmbH (“Gernsbach”), a wholly-owned subsidiary of ours, entered into a series of borrowing agreements with IKB Deutsche Industriebank AG, Düsseldorf (“IKB”). Each of the borrowings require quarterly repayments of principal and interest and provide for representations, warranties and covenants customary for financings of these types. The financial covenants contained in each of the IKB loans, which relate to the minimum ratio of consolidated EBITDA to consolidated interest expense and the maximum ratio of consolidated total net debt to consolidated adjusted EBITDA, will be calculated by reference to our Credit Agreement.
In 2021, Gernsbach also entered into two fixed-rate non-amortizing term loans with certain financial institutions. Similar to the IKB loans discussed above, the financial covenants of these borrowings are calculated by reference to the Credit Agreement.
Aggregated unamortized deferred debt issuance costs incurred in connection with all of our outstanding debt totaled $11.4 million at December 31, 2021. The deferred costs are being amortized on a straight-line basis over the life of the underlying instruments. Amortization expense related to deferred debt issuance costs totaled $0.9 million in 2021.

The following schedule sets forth the amortization of our term loan agreements together with the maturity of our other long-term debt during the indicated year.

In thousands
2022	$26,438
2023	42,938
2024	195,525
2025	1,040
2026	10,000
Thereafter	500,000
Glatfelter Corporation guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.
As of December 31, 2021 and 2020, we had $6.7 million and $7.3 million, respectively, of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our revolving credit facility, provide financial assurances for the performance of long-term monitoring activities associated with the Fox River environmental matter and for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.
21.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth the carrying value and fair value of long-term debt as of December 31:

	2021		2020
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$10,000	$10,000	$36,813	$36,813
4.750% Senior Notes, due Oct. 2029	500,000	516,875	—	—
Term loan, due Feb. 2024	218,026	218,026	249,715	249,715
2.40% Term Loan	809	813	2,629	2,651
2.05% Term Loan	7,556	7,616	14,737	14,873
1.30% Term Loan	2,427	2,433	4,382	4,384
1.55% Term Loan	5,204	5,234	7,143	7,210
1.10% Term Loan	9,267	9,252	—	—
0.57% DZ Bank	22,652	22,657	—	—
Total	$775,941	$792,906	$315,419	$315,646
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

GLATFELTER 2021 FORM 10-K	59

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
We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

	December 31,
In thousands	2021	2020
Derivative
Sell/Buy - sell notional
Euro / British Pound	18,823	18,638
Philippine Peso / Euro	—	18,522
U.S. Dollar / British Pound	16,205	—
U.S. Dollar / Euro	658	1,041
Canadian Dollar / U.S. Dollar	—	70

Sell/Buy - buy notional
Euro / Philippine Peso	896,291	853,686
British Pound / Philippine Peso	1,121,183	1,081,791
Euro / U.S. Dollar	108,467	69,324
U.S. Dollar / Canadian Dollar	36,904	34,847
These contracts have maturities of eighteen months or less.
In October 2019, we entered into a €180 million notional value floating-to-fixed interest rate swap agreement with certain financial institutions and designated the swap as a hedge of interest expense on our €180 million Term loan. Under the terms of the swap, we will pay a fixed interest rate of the applicable margin plus 0.0395% on €180 million of the underlying variable rate term loan. We will receive the greater of 0.00% or EURIBOR.
Derivatives Designated as Hedging Instruments – Net Investment Hedge The €220 million Term Loan discussed in Note 20 – “Long-Term Debt” is designated as a net investment hedge of our Euro functional currency foreign subsidiaries. During 2021, we recognized a pre-tax gain of $18.6 million and in 2020 a pre-tax loss of $21.1 million on the remeasurement of the term loan from changes in currency exchange rates. Such amounts are recorded as a component of Other Comprehensive Income (Loss).
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

	December 31,
In thousands	2021	2020
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	26,600	25,250
Euro / British Pound	—	600
British Pound / Euro	3,400	1,900
U.S. Dollar / Swiss Franc	2,180	—
British Pound / Swiss Franc	1,025	—
Euro / Swiss Franc	2,750	—
Euro / U.S. Dollar	11,000	—

Sell/Buy - buy notional
Euro / U.S. Dollar	20,900	7,500
British Pound / Euro	5,300	—
These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements
The following table summarizes the fair values of derivative instruments as of December 31 for the year indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	December 31,		December 31,
In thousands	2021	2020	2021	2020
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$3,197	$577	$288	$4,342
Interest rate swap	—	—	44	136
Not designated as hedging:
Forward foreign currency exchange contracts	701	456	116	118
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
The following table summarizes the amount of income or loss from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying consolidated statements of income (loss) where the results are recorded:

	Year ended December 31,
In thousands	2021	2020	2019
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$382	$5,503	$6,468
Interest expense	85	83	—
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	2,666	1,679	300
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
A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2021	2020
Balance at January 1,	$(3,460)	$5,859
Deferred (losses) gains on cash flow hedges	6,646	(3,899)
Reclassified to earnings	(297)	(5,420)
Balance at December 31,	$2,889	$(3,460)
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

GLATFELTER 2021 FORM 10-K	61

23.    SHAREHOLDERS’ EQUITY
The following table summarizes outstanding shares of common stock:

	Year ended December 31,
In thousands	2021	2020	2019
Shares outstanding at beginning of year	44,368	44,248	43,959
Treasury shares issued for:
Restricted stock awards	181	110	188
Employee stock options exercised	—	10	101
Shares outstanding at end of year	44,549	44,368	44,248
24.    COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS
Contractual Commitments The following table summarizes the minimum annual payments due on noncancellable operating leases and other similar contractual obligations having initial or remaining terms in excess of one year:

In thousands	Leases	Other
2022	$6,479	$—
2023	3,921	19,154
2024	3,028	—
2025	2,618	—
2026	2,541	—
Thereafter	38,588	—
Other contractual obligations primarily represent unconditional purchase obligations under energy supply contracts. At December 31, 2021, required minimum annual payments due under operating leases and other similar contractual obligations aggregated $57.2 million and $19.2 million, respectively.
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
Cost estimates Our remaining obligations under the OU1 consent decree consist of long-term monitoring and maintenance. Furthermore, we are primarily responsible for long-term monitoring and maintenance in OU2-OU4a over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. In 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. We are obligated to make the regular payments under that fixed-price contract until the remaining amount due is less than the OU1 escrow account balance. We are permitted to pay for this contract using the remaining balance of the escrow account established by us and WTM I Company (“WTM I”) another PRP, under the OU1 consent decree during any period that the balance in the escrow account exceeds the amount due under our fixed-

price contract. As of December 31, 2021, the escrow account balance, which is included in the consolidated balance sheet under the caption “Other assets” totaled $8.7 million which is less than amounts due under the fixed-price contract by approximately $1.7 million. Our obligation to pay this difference is secured by a letter of credit.
Under the consent decree, we are responsible for reimbursement of government oversight costs paid from October 2018 and later over approximately the next 30 years. We anticipate that oversight costs will decline as activities at the site transition from remediation to long-term monitoring and maintenance.
Reserves for the Site Our reserve for past and future government oversight costs and long-term monitoring and maintenance is set forth below:

	Year ended December 31,
In thousands	2021	2020
Balance at January 1,	$18,455	$21,870
Payments	(2,458)	(3,622)
Accretion	203	207
Balance at December 31,	$16,200	$18,455
The payments set forth above represent payments for government oversight costs for amounts due under the long-term monitoring and maintenance agreement. Of our total reserve for the Fox River, $2.2 million is recorded in the accompanying December 31, 2021, consolidated balance sheet under the caption “Environmental liabilities” and the remaining $14.0 million is recorded under the caption “Other long-term liabilities.”
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

GLATFELTER 2021 FORM 10-K	63

25.    SEGMENT AND GEOGRAPHIC INFORMATION
The following table sets forth net sales, profitability and other information by segment:

	Year ended December 31,
In thousands, except per share	2021	2020	2019

Net Sales
Composite Fibers	$556,807	$525,089	$521,666
Airlaid Material	470,250	391,409	406,007
Spunlace	57,637	—	—
Total	$1,084,694	$916,498	$927,673

Operating income (loss)
Composite Fibers	$37,422	$52,094	$47,883
Airlaid Material	42,244	46,304	41,118
Spunlace	(1,338)	—	—
Other and unallocated	(49,714)	(49,242)	(34,366)
Total	$28,614	$49,156	$54,635

Depreciation and amortization
Composite Fibers	$27,690	$26,175	$26,153
Airlaid Material	28,101	22,416	21,136
Spunlace	1,693	—	—
Other and unallocated	3,937	8,009	3,531
Total	$61,421	$56,600	$50,820

Capital expenditures
Composite Fibers	$11,912	$13,262	$11,972
Airlaid Material	8,431	9,311	13,667
Spunlace	3,810	—	—
Other and unallocated	5,884	5,563	2,126
Total	$30,037	$28,136	$27,765

Tons shipped (metric)
Composite Fibers	132,196	134,758	133,473
Airlaid Material	148,134	136,661	137,595
Spunlace	12,514	—	—
Total	292,844	271,419	271,068

Plant, equipment and timberlands, net
Composite Fibers	$202,445	$225,444	$222,710
Airlaid Material	371,324	295,806	293,779
Spunlace	161,478	—	—
Other and unallocated	23,565	22,017	20,932
Total	$758,812	$543,267	$537,421

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
Our Composite Fibers segment serves customers globally and focuses on higher value-added products in the following categories:
•Food & Beverage;
•Wallcovering;
•Technical Specialties;
•Composite Laminate; and
•Metallized products.
The Airlaid Materials segment is a leading global supplier of highly absorbent cellulose-based airlaid nonwoven materials used in the following categories:
•Feminine hygiene and other hygiene applications;
•Specialty wipes;
•Tabletop;
•Home care;
•Adult incontinence; and
•Other consumer and industrial products.
The Spunlace segment is a global leading specialist manufacturer of premium quality spunlace nonwovens for critical cleaning, high-performance materials, personal care, hygiene and medical applications. The categories served by Spunlace include:
•Critical cleaning;
•Health care;
•High performance;
•Beauty care;
•Wipes; and
•Feminine hygiene.
Disaggregated net sales by categories and geographic region for the segments is presented in Item 8 Financial Statements and Supplementary Data, Note 8 – “Revenue.”
In each of the past three years ended December 31, 2021, approximately 16% of our consolidated net sales were from sales to Procter & Gamble Company, a customer of the Airlaid Materials and Spunlace segments.
Our net sales to external customers and location of net plant, equipment and timberlands are summarized below. Net sales are attributed to countries based upon origin of shipment.

	2021		2020		2019
In thousands	Net sales	Plant, Equipment and Timberlands – Net	Net sales	Plant, Equipment and Timberlands – Net	Net sales	Plant, Equipment and Timberlands – Net
United States	$255,086	$326,668	$166,131	$103,570	$167,887	$105,763
Germany	513,043	251,375	489,655	286,591	504,012	274,146
United Kingdom	82,144	50,420	73,604	50,140	70,018	52,039
Canada	120,808	65,291	112,128	68,975	121,789	72,436
Other	113,613	65,057	74,980	33,991	63,967	33,037
Total	$1,084,694	$758,812	$916,498	$543,267	$927,673	$537,421

GLATFELTER 2021 FORM 10-K	65

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our chief executive officer and our chief financial officer have, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2021, concluded that, as of the evaluation date, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 – Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
We completed the acquisition of Mount Holly and Jacob Holm on May 13, 2021 and October 29, 2021, respectively. We are in the process of incorporating Mount Holly's and Jacob Holm's internal controls into our control structure. The ongoing integration of each entity is considered a material change in our internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended December 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B    OTHER INFORMATION

None.

ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.
PART III
ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors The information with respect to directors required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 31, 2022. Our board of directors has determined that, based on the relevant experience of the members of the Audit Committee, four of the five members are audit committee financial experts as this term is set forth in the applicable regulations of the SEC.
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

ITEM 11    EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 31, 2022.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 31, 2022.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 31, 2022.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 31, 2022.
Our Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

GLATFELTER 2021 FORM 10-K	67

PART IV
ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.		Our Consolidated Financial Statements as follows are included in Part II, Item 8:
		i.	Consolidated Statements of Income (Loss) for the years ended December 31, 2021, 2020 and 2019
		ii.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019
		iii.	Consolidated Balance Sheets as of December 31, 2021 and 2020
		iv.	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
		v.	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2021, 2020 and 2019
		vi.	Notes to Consolidated Financial Statements
(a)	2.		Financial Statement Schedules (Consolidated) included in Part IV:
		i.	Schedule II ‑Valuation and Qualifying Accounts - for years ended December 31, 2021, 2020 and 2019
(a)	3.		Exhibits
See Index to Exhibits
ITEM 16    FORM 10-K SUMMARY
None
Index to Exhibits
Item 15(a)(3)

Exhibit			Incorporated by Reference to
Number	Description of Documents	Exhibit	Filing

2.1	Share Purchase Agreement, dated July 22, 2021, by and among Glatfelter Corporation, PHG Tea Leaves, Inc., Ammon Ammon AG and the ultimate owners of Ammon Ammon AG ‡	2.1	Form 8-K filed July 23, 2021
2.2	Share Purchase Agreement, dated January 5, 2021, by and between GPPC Equity Holdings LLC and Glatfelter Corporation †	2.3	Form 10-K filed Feb. 25, 2021
3.1	Articles of Amendment to Articles of Incorporation, effective October 1, 2020.	3.1	Form 8-K filed Oct. 1, 2020
3.2	Articles of Incorporation, as amended through December 20, 2007.	3.1	Form 10-K filed Feb. 26, 2020
3.2	Amended and Restated By-laws of Glatfelter Corporation, dated May 6, 2021.	3.1	Form 8-K filed May 6, 2021
4.1	Indenture, dated as of October 25, 2021, among Glatfelter Corporation, the subsidiaries of Glatfelter Corporation party thereto and Wilmington Trust, National Association, as trustee.	4.1	Form 8-K filed Oct. 25, 2021
4.2	Supplemental Indenture, dated as of October 25, 2021, among Glatfelter Corporation, the subsidiaries of Glatfelter Corporation party thereto and Wilmington Trust, National Association, as trustee.	4.2	Form 8-K filed Oct. 25, 2021
4.3	Form of 4.750% Senior Note due 2029 (included as Exhibit A to the Supplemental Indenture filed as Exhibit 4.2).	4.2	Form 8-K filed Oct. 25, 2021
4.4	Description of securities.	4.1	Form 10-K filed Feb. 26, 2020
10.1	Fourth Restatement Agreement, dated September 2, 2021, by and among Glatfelter Corporation, PNC Bank National Association, and the other lenders party thereto (the Fourth Amended and Restated Credit Agreement is appended as Exhibit A to the Fourth Restatement Agreement).	10.1	Form 8-K filed Sep. 2, 2021
10.2	Loan Agreement, dated April 11, 2013, by and among Glatfelter Gernsbach GmbH & Co. KG. and IKB Deutsche Industriebank AG, Düsseldorf.	10.1	Form 10-Q filed May 9, 2013
10.3	Guaranty, dated April 17, 2013, executed by the P. H. Glatfelter Company (as Guarantor) in favor of IKB Deutsche Industriebank AG.	10.2	Form 10-Q filed May 9, 2013
10.4	P. H. Glatfelter Company Amended and Restated Long-Term Incentive Plan, as amended and restated effective February 23, 2017. **	10.1	Form 8-K filed May 4, 2017
10.5	P. H. Glatfelter Company Amended and Restated 2005 Management Incentive Plan, effective January 1, 2015. **	10.1	Form 8-K filed May 8, 2015

10.6	P. H. Glatfelter Company Supplemental Long Term Disability Plan, dated February 25, 2014, between P. H. Glatfelter Company and certain employees. **	10.1	Form 10-Q filed May 2, 2014
10.7	P. H. Glatfelter Company Supplemental Management Pension Plan (amended and restated effective January 1, 2008). **	10(d)	Form 10-K filed Mar. 8, 2013
10.8	P. H. Glatfelter Company Supplemental Executive Retirement Plan (Amended and Restated). **	10.1	Form 10-Q filed Jul. 30, 2019
10.9	Amendment No. 2019-1 to the P. H. Glatfelter Company Supplemental Management Pension Plan. **	10.2	Form 10-Q filed Jul. 30, 2019
10.10	Glatfelter Switzerland Sàrl Retirement Pension Plan for management employees. **	10.12	Form 10-K filed Feb. 26, 2020
10.11	Form of Non-Employee Director Restricted Stock Unit Award Certificate (form effective May 4, 2017). **	10.4	Form 8-K filed May 4, 2017
10.12	Form of Stock-Only Stock Appreciation Right Award Certificate (form effective February 26, 2014). **	10.3	Form 10-Q filed May 2, 2014
10.13	Form of Performance Share Award Certificate (form effective February 23, 2017). **	10.2	Form 8-K filed May 4, 2017
10.14	Form of Performance Share Award Certificate (form effective February 26, 2014). **	10.2	Form 10-Q filed May 2, 2014
10.15	Form of Restricted Stock Unit Award Certificate (form effective as of February 23, 2017). **	10.3	Form 8-K filed May 4, 2017
10.16	Form of Restricted Stock Unit Award Certificate (form effective as of December 13, 2013). **	10(l)	Form 10-K filed Mar. 3, 2014
10.17	Non-Competition and Non-Solicitation Agreement by and between P. H. Glatfelter Company and Dante C. Parrini, dated July 2, 2010. **	10.1	Form 8-K filed Jul. 6, 2010
10.18	Restricted Stock Unit Award Certificate for Dante C. Parrini, dated as of November 13, 2019. **	10.1	Form 8-K filed Nov. 18, 2019
10.19	Long Term Employment Contract between Glatfelter Switzerland Gmbh, a wholly-owned subsidiary, and Wolfgang Laures, effective January 1, 2020. **	10.21	Form 10-K filed Feb. 26, 2020
10.20	Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees (form effective as of March 7, 2008). **	10(j)	Form 10-K filed Mar. 13, 2009
10.21	Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees (form effective as of August 5, 2013). **	10(q)	Form 10-K filed Mar. 3, 2014
10.22	Schedule of Change in Control Employment Agreements, filed herewith. **
10.23	Summary of Non-Employee Director Compensation, effective January 1, 2020. **	10.25	Form 10-K filed Feb. 26, 2020
10.24	P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of January 1, 2007. **	10(k)	Form 10-K filed Mar. 8, 2013
10.25	Form of Director’s and Officer’s Indemnification Agreement. **	10.1	Form 8-K filed Dec. 19, 2017
10.26	Guidelines for Executive Severance. **	10.2	Form 8-K filed . Jul. 6, 2010
10.32	Consent Decree between P. H. Glatfelter Company, Georgia-Pacific Consumer Products LP, the United States of America and the State of Wisconsin, dated March 14, 2019.	10.2	Form 10-Q filed Apr. 30, 2019
14.1	Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter, filed herewith.	14	Form 10-K filed Feb. 26, 2020
21.1	Subsidiaries of Glatfelter Corporation, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Samuel L. Hillard, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.
32.2
Certification of Samuel L. Hillard, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.

GLATFELTER 2021 FORM 10-K	69

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Extension Definition Linkbase Document.
101.LAB	Inline XBRL Extension Label Linkbase Document.
101.PRE	Inline XBRL Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as an inline XBRL and contained in Exhibit 101).
________________________________
‡     Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Glatfelter Corporation agrees to furnish supplementally a copy of such schedules, or any section thereof, to the SEC upon request.
†Portions of this exhibit and the exhibits and schedules thereto, marked by brackets, have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
**Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLATFELTER CORPORATION (Registrant)
February 25, 2022
	By	/s/ Dante C. Parrini
Dante C. Parrini
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Date	Signature	Capacity

February 25, 2022	/s/ Dante C. Parrini	Principal Executive Officer and Director
Dante C. Parrini Chairman and Chief Executive Officer
February 25, 2022	/s/ Samuel L. Hillard	Principal Financial Officer
Samuel L. Hillard Senior Vice President and Chief Financial Officer
February 25, 2022	/s/ David C. Elder	Principal Accounting Officer
David C. Elder Vice President, Finance and Chief Accounting Officer
February 25, 2022	/s/ Bruce Brown	Director
Bruce Brown
February 25, 2022	/s/ Kathleen A. Dahlberg	Director
Kathleen A. Dahlberg
February 25, 2022	/s/ Kevin M. Fogarty	Director
Kevin M. Fogarty
February 25, 2022	/s/ Marie T. Gallagher	Director
Marie T. Gallagher
February 25, 2022	/s/ Darrel Hackett	Director
Darrel Hackett
February 25, 2022	/s/ J. Robert Hall	Director
J. Robert Hall
February 25, 2022	/s/ Lee C. Stewart	Director
Lee C. Stewart

GLATFELTER 2021 FORM 10-K	71

Schedule II
GLATFELTER CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
For each of the three years ended December 31, 2021
Valuation and Qualifying Accounts

	Allowance for
In thousands	Doubtful Accounts			Sales Discounts and Deductions
	2021	2020	2019	2021	2020	2019
Balance, beginning of year	$2,093	$1,682	$1,661	$791	$578	$832
Provision	469	488	720	1,649	1,516	1,440
Write-offs, recoveries and discounts allowed	(10)	(114)	(678)	(1,493)	(1,291)	(1,526)
Other (1)	179	37	(21)	(122)	(12)	(168)
Balance, end of year	$2,731	$2,093	$1,682	$825	$791	$578
The provision for doubtful accounts is included in selling, general and administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.
(1)Relates primarily to changes in currency exchange rates.