Form 10-Q
period 2022-03-31
Glatfelter Corp
filed 2022-05-10
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
Common Stock outstanding on May 4, 2022 totaled 44,720,442 shares.

GLATFELTER CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarterly Period Ended
March 31, 2022

PART I
Item 1 – Financial Statements
GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended March 31,
In thousands, except per share	2022	2021

Net sales	$381,680	$225,674
Costs of products sold	350,015	186,378
Gross profit	31,665	39,296
Selling, general and administrative expenses	33,166	22,827
Goodwill and other asset impairment charges	117,349	—
Gains on dispositions of plant, equipment and timberlands, net	(2,961)	(850)
Operating income (loss)	(115,889)	17,319
Non-operating income (expense)
Interest expense	(7,862)	(1,531)
Interest income	17	20
Other, net	(1,340)	(224)
Total non-operating expense	(9,185)	(1,735)
Income (loss) from continuing operations before income taxes	(125,074)	15,584
Income tax provision (benefit)	(16,784)	7,190
Income (loss) from continuing operations	(108,290)	8,394

Discontinued operations:
Loss before income taxes	(37)	—
Income tax provision	—	—
Loss from discontinued operations	(37)	—
Net income (loss)	$(108,327)	$8,394

Basic earnings per share
Income from continuing operations	$(2.42)	$0.19
Loss from discontinued operations	—	—
Basic earnings per share	$(2.42)	$0.19

Diluted earnings per share
Income from continuing operations	$(2.42)	$0.19
Loss from discontinued operations	—	—
Diluted earnings per share	$(2.42)	$0.19

Weighted average shares outstanding
Basic	44,709	44,450
Diluted	44,709	44,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,
In thousands	2022	2021
Net income (loss)	$(108,327)	$8,394

Foreign currency translation adjustments	(10,915)	(13,193)
Net change in:
Deferred gains (losses) on derivatives, net of taxes of $(600) and $(1,301), respectively	(357)	3,261
Unrecognized retirement obligations, net of taxes of $(160) and $(73), respectively	152	92
Other comprehensive loss	(11,120)	(9,840)
Comprehensive loss	$(119,447)	$(1,446)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

In thousands	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$80,452	$138,436
Accounts receivable, net	221,228	170,212
Inventories	292,096	279,520
Prepaid expenses and other current assets	55,069	48,398
Total current assets	648,845	636,566

Plant, equipment and timberlands, net	716,567	758,812
Goodwill	177,063	236,165
Intangible assets, net	116,722	156,304
Other assets	89,841	92,760
Total assets	$1,749,038	$1,880,607

Liabilities and Shareholders' Equity
Current portion of long-term debt	$25,516	$26,437
Short-term debt	25,448	22,843
Accounts payable	210,514	214,015
Dividends payable	6,261	6,237
Environmental liabilities	2,400	2,200
Other current liabilities	98,044	99,438
Total current liabilities	368,183	371,170

Long-term debt	758,263	738,075
Deferred income taxes	64,925	87,285
Other long-term liabilities	140,934	141,315
Total liabilities	1,332,305	1,337,845

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	61,873	64,779
Retained earnings	591,012	705,600
Accumulated other comprehensive loss	(91,424)	(80,304)
	562,005	690,619
Less cost of common stock in treasury	(145,272)	(147,857)
Total shareholders’ equity	416,733	542,762
Total liabilities and shareholders’ equity	$1,749,038	$1,880,607
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
In thousands	2022	2021
Operating activities
Net income (loss)	$(108,327)	$8,394
Loss from discontinued operations, net of taxes	37	—
Adjustments to reconcile to net cash provided by continuing operations:
Depreciation, depletion and amortization	18,484	13,733
Amortization of debt issue costs and original issue discount	452	153
Goodwill and other asset impairment charges	117,349	—
Inventory and accounts receivable charges	3,948	—
Deferred income tax benefit	(21,227)	(410)
Gains on dispositions of plant, equipment and timberlands, net	(2,961)	(850)
Share-based compensation	909	1,208
Change in operating assets and liabilities:
Accounts receivable	(53,318)	(7,002)
Inventories	(17,699)	(13,248)
Prepaid and other current assets	(5,946)	167
Accounts payable	1,776	(7,460)
Accruals and other current liabilities	949	(3,447)
Other	(666)	2,716
Net cash used by operating activities from continuing operations	(66,240)	(6,046)
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(12,349)	(5,379)
Proceeds from disposals of plant, equipment and timberlands, net	3,160	876
Acquisition, net of cash acquired	1,413	—
Other	(25)	(100)
Net cash used by investing activities from continuing operations	(7,801)	(4,603)
Financing activities
Proceeds from term loans	—	11,725
Repayment of term loans	(6,712)	(6,136)
Net borrowings under revolving credit facility	31,019	1,151
Payments of borrowing costs	(559)	(35)
Payments of dividends	(6,237)	(5,990)
Payments related to share-based compensation awards and other	(1,230)	(536)
Net cash provided by financing activities from continuing operations	16,281	179
Effect of exchange rate changes on cash	(748)	(2,213)
Net decrease in cash, cash equivalents and restricted cash	(58,508)	(12,683)
Decrease in cash, cash equivalents and restricted cash from discontinued operations	(108)	(78)
Cash, cash equivalents and restricted cash at the beginning of period	148,814	111,665
Cash, cash equivalents and restricted cash at the end of period	90,198	98,904
Less: restricted cash in Prepaid expenses and other current assets	(2,000)	(2,000)
Less: restricted cash in Other assets	(7,746)	(9,538)
Cash and cash equivalents at the end of period	$80,452	$87,366

Supplemental cash flow information
Cash paid for:
Interest	$1,494	$1,408
Income taxes, net	8,245	3,493
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

In thousands	Common stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2022	$544	$64,779	$705,600	$(80,304)	$(147,857)	$542,762
Net loss			(108,327)			(108,327)
Other comprehensive loss				(11,120)		(11,120)
Comprehensive loss						(119,447)
Cash dividends declared ($0.14 per share)			(6,261)			(6,261)
Share-based compensation expense		909				909
Delivery of treasury shares
RSUs and PSAs		(3,815)			2,585	(1,230)
Balance at March 31, 2022	$544	$61,873	$591,012	$(91,424)	$(145,272)	$416,733

Balance at January 1, 2021	$544	$63,261	$723,365	$(58,653)	$(150,585)	$577,932
Net income			8,394			8,394
Other comprehensive loss				(9,840)		(9,840)
Comprehensive loss						(1,446)
Cash dividends declared $0.135 per share)			(6,003)			(6,003)
Share-based compensation expense		1,208				1,208
Delivery of treasury shares
RSUs and PSAs		(1,893)			1,263	(630)
Balance at March 31, 2021	$544	$62,576	$725,756	$(68,493)	$(149,322)	$571,061
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.ORGANIZATION
Glatfelter Corporation and subsidiaries ("Glatfelter") is a leading global supplier of engineered materials with a strong focus on innovation and sustainability. Glatfelter's high quality, technology-driven, innovative, and customizable nonwovens solutions can be found in products that are Enhancing Everyday Life®. These include personal care and hygiene products, food and beverage filtration, critical cleaning products, medical and personal protection, packaging products, as well as home improvement and industrial applications. Headquartered in Charlotte, NC, the Company’s 2021 net sales were $1.1 billion with approximately 3,250 employees worldwide. Glatfelter’s operations utilize a variety of manufacturing technologies including airlaid, wetlaid and spunlace with sixteen manufacturing sites located in the United States, Canada, Germany, the United Kingdom, France, Spain, and the Philippines. The Company has sales offices in all major geographies serving customers under the Glatfelter and Sontara brands. Additional information about Glatfelter may be found at www.glatfelter.com. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to Glatfelter Corporation and subsidiaries unless the context indicates otherwise.

2. ACCOUNTING POLICIES
Basis of Presentation The unaudited condensed consolidated financial statements (“financial statements”) include the accounts of Glatfelter and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
We prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. In our opinion, the financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. When preparing these financial statements, we have assumed you have read the audited consolidated financial statements included in our 2021 Annual Report on Form 10-K.
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
Inventories Our inventories are stated at the lower of cost or net realizable value. Raw materials, in-process and finished goods inventories are valued principally using the average-cost method.

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
For the quarter ended March 31, 2022, there were no changes to the preliminary purchase price allocation related to the Jacob Holm acquisition.

The following table sets forth information related to amounts of net sales and operating income (loss) of the acquired businesses included in our results of operations in the first quarter of 2022:

Three months ended March 31,
In thousands	2022
Mount Holly
Net sales	$27,304
Operating income	2,723
Jacob Holm
Net sales	96,387
Operating loss	(1,572)
The following table summarizes annual unaudited pro forma financial information as if the acquisition occurred as of January 1, 2021:

(unaudited)		Three months ended March 31,
In thousands, except per share	0	2021
Pro forma
Net sales		$342,553
Operating income		23,438
The pro forma financial information set forth above for the three months ended March 31, 2021 includes $0.6 million of one-time costs directly related to the Mount Holly transaction. Such costs are presented under the caption “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income.

4.REVENUE
The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended March 31,
In thousands	2022	2021
Revenue by product category
Composite Fibers
Food & beverage	$75,223	$76,953
Wallcovering	15,831	22,629
Technical specialties	23,136	23,495
Composite laminates	11,297	9,809
Metallized	10,342	8,363
	135,829	141,249
Airlaid Materials
Feminine hygiene	59,312	47,641
Specialty wipes	37,095	15,916
Tabletop	30,747	6,863
Food pads	3,476	2,357
Home care	6,285	3,923
Adult incontinence	6,729	4,678
Other	5,820	3,047
	149,464	84,425
Spunlace
Consumer wipes	46,157	—
Critical cleaning	24,278	—
Health care	13,605	—
Hygiene	5,913	—
High performance	4,112	—
Beauty care	2,322	—
	96,387	—
Total	$381,680	$225,674

Revenue by geography
Composite Fibers
Europe, Middle East and Africa	$73,604	$86,945
Americas	37,976	31,841
Asia Pacific	24,249	22,463
	135,829	141,249
Airlaid Materials
Europe, Middle East and Africa	63,136	45,072
Americas	80,913	37,485
Asia Pacific	5,415	1,868
	149,464	84,425
Spunlace
Europe, Middle East and Africa	29,825	—
Americas	55,484	—
Asia Pacific	11,078	—
	96,387	—
Total	$381,680	$225,674

5.GAINS ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS
The following table sets forth sales of timberlands and other assets completed during the first three months of 2022 and 2021:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2022
Timberlands	790	$3,130	$2,962
Other	n/a	30	(1)
Total		$3,160	$2,961

2021
Timberlands	358	$876	$850
Other	n/a	—	—
Total		$876	$850

6.GOODWILL AND OTHER ASSET IMPAIRMENT

During the first quarter of 2022, in connection with an assessment of potential impairment of long-lived and indefinite lived intangible assets stemming from the compounding impacts resulting from the Russia/Ukraine military conflict and related sanctions, we recorded a $117.3 million non-cash asset impairment charge related to Composite Fibers' Dresden facility and an impairment of Composite Fibers' goodwill. Dresden is a single-line facility that produces wallcover base paper, the majority of which is sold into the Russian and Ukrainian markets. As a direct result of the economic impacts from the conflict, and the disruptions in the underlying financial systems and restrictions on our ability to export wallcover base paper to Russia due to related sanctions, management expects a significant reduction in wallcover revenues and associated cash flows for the foreseeable future. In addition, the conflict is expected to also impact other Composite Fibers products that are also subject to export sanctions into this region, and is expected to continue to significantly impact energy prices. Accordingly, a charge was recorded to reduce the carrying value of the Dresden fixed assets and intangible assets (technological know-how, customer relationships, and an indefinite-lived trade name), along with Composite Fibers’ goodwill to fair value. The following table summarizes the impairment charge recorded in the accompanying condensed consolidated statements of income under the caption “Goodwill and other asset impairment charges:”

In thousands	Three months ended March 31, 2022
Machinery and equipment	$27,619
Technological know-how	18,443
Customer relationships	11,695
Tradename	3,530
Goodwill	56,062
Total	$117,349
The fair value of the underlying assets was estimated using discounted cash flow models, independent appraisals and similar methods, all of which are Level 3 fair value classification.

In addition, as a result of economic sanctions and disruptions to the financial markets, certain customers are not able to satisfy outstanding accounts receivables. As such, during the first quarter of 2022, we recognized bad debt expense of approximately $2.9 million directly related to Russian and Ukrainian customers. Furthermore, during the quarter, we increased inventory reserves by approximately $1.0 million, primarily related to wallcover products.

7.DISCONTINUED OPERATIONS
The following table sets forth a summary of cash flows from discontinued operations which is included in the condensed consolidated statements of cash flows:

	Three months ended March 31,
In thousands	2022	2021
Net cash used by operating activities	$(108)	$(78)
Net cash used by investing activities	—	—
Net cash provided by financing activities	—	—
Change in cash and cash equivalents from discontinued operations	$(108)	$(78)

8.EARNINGS PER SHARE
The following table sets forth the details of basic and diluted earnings per share (“EPS”) from continuing operations:

	Three months ended March 31,
In thousands, except per share	2022	2021
Income (loss) from continuing operations	$(108,290)	$8,394

Weighted average common shares outstanding used in basic EPS	44,709	44,450
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	—	419
Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,709	44,869

Earnings (loss) per share from continuing operations
Basic	$(2.42)	$0.19
Diluted	(2.42)	0.19
The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the periods indicated, because their effect would be anti-dilutive:

	Three months ended March 31,
In thousands	2022	2021
Potential common shares	934	1,082

9.ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months ended March 31, 2022 and 2021.

In thousands	Currency translation adjustments	Unrealized gain (loss) on derivatives	Change in pensions	Change in other postretirement defined benefit plans	Total

Balance at January 1, 2022	$(69,757)	$1,988	$(11,482)	$(1,053)	$(80,304)
Other comprehensive income (loss) before reclassifications (net of tax)	(10,915)	383	—	—	(10,532)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(740)	126	26	(588)
Net current period other comprehensive income (loss)	(10,915)	(357)	126	26	(11,120)
Balance at March 31, 2022	$(80,672)	$1,631	$(11,356)	$(1,027)	$(91,424)

Balance at January 1, 2021	$(42,525)	$(2,496)	$(12,844)	$(788)	$(58,653)
Other comprehensive income (loss) before reclassifications (net of tax)	(13,193)	3,274	—	—	(9,919)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(13)	138	(46)	79
Net current period other comprehensive income (loss)	(13,193)	3,261	138	(46)	(9,840)
Balance at March 31, 2021	$(55,718)	$765	$(12,706)	$(834)	$(68,493)

Reclassifications out of accumulated other comprehensive income and into the condensed consolidated statements of income were as follows:

	Three months ended March 31,
In thousands	2022	2021
Description			Line Item in Statements of Income
Cash flow hedges (Note 18)
Gains on cash flow hedges	$(1,072)	$24	Costs of products sold
Tax expense (benefit)	312	(51)	Income tax provision
Net of tax	(760)	(27)

Loss on interest rate swaps	20	21	Interest expense
Tax benefit	—	(7)	Income tax provision
Net of tax	20	14
Total cash flow hedges	(740)	(13)

Retirement plan obligations (Note 11)
Amortization of deferred benefit pension plans
Prior service costs	11	12	Other, net
Actuarial losses	167	199	Other, net
	178	211
Tax benefit	(52)	(73)	Income tax provision
Net of tax	126	138
Amortization of deferred benefit other plans
Prior service credits	26	(58)	Other, net
Actuarial losses (gains)	—	12	Other, net
	26	(46)
Tax expense	—	—	Income tax provision
Net of tax	26	(46)
Total reclassifications, net of tax	$(588)	$79

10.STOCK-BASED COMPENSATION
The P. H. Glatfelter Amended and Restated Long-Term Incentive Plan (the “LTIP”) provides for the issuance of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units.
Pursuant to terms of the LTIP, we have issued to eligible participants restricted stock units (“RSUs”), performance share awards (“PSAs”) and stock-only stock appreciation rights.
In 2022, we issued awards of RSUs and PSAs under our LTIP. In 2022, 40% of fair value of the awards granted were RSUs, which vest based on the passage of time, generally over a graded three-year period or, in certain instances, the RSUs were cliff vesting after one or three years. In addition, some awards vest over one year or less depending upon the retirement eligibility of the grantees in the LTIP. The remaining 60% of the fair value of the awards granted in 2022 were PSAs. The PSAs awarded in 2022 vest based on either the achievement of a cumulative financial performance target covering a two-year period followed by an additional one-year service period or based on the three-year total shareholder return relative to a broad market index. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. For RSUs, the grant date fair value of the awards, or the closing price per common share on the date of the award, is used to determine the amount of expense to be recognized over the applicable service period. For PSAs, the grant date fair value is estimated using a lattice model. The significant inputs include the stock price, volatility, dividend yield, and risk-free rate of return. Settlement of RSUs and PSAs will be made in shares of our common stock currently held in treasury.
The following table summarizes RSU and PSA activity during periods indicated:

Units	2022	2021
Balance at January 1,	1,111,382	1,071,652
Granted	528,011	287,805
Forfeited	(92,569)	(90,355)
Shares delivered	(250,301)	(123,038)
Balance at March 31,	1,296,523	1,146,064
The amount granted in 2022 and 2021 includes 299,993 and 161,453, respectively, of PSAs exclusive of reinvested dividends.
The following table sets forth aggregate RSU and PSA compensation expense included in continuing operations for the periods indicated:

	Three months ended March 31,
In thousands	2022	2021
Share-based compensation expense	$909	$1,208
Stock-Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. All SOSARs are vested and have a term of ten years. No SOSARs were awarded since 2016.
The following table sets forth information related to outstanding SOSARs:

	2022		2021
	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	1,079,113	$20.42	1,082,413	$20.40
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled / forfeited	(145,440)	15.61	—	—
Outstanding at March 31,	933,673	$21.17	1,082,413	$20.40

11.RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans included in continuing operations.

	Three months ended March 31,
In thousands	2022	2021
Pension Benefits
Service cost	$—	$—
Interest cost	235	250
Amortization of prior service cost	11	12
Amortization of actuarial loss	167	199
Total net periodic benefit expense	$413	$461

Other Benefits
Service cost	$—	$7
Interest cost	33	32
Amortization of prior service cost (credit)	26	(58)
Amortization of actuarial loss	—	12
Total net periodic benefit expense (income)	$59	$(7)
12.INCOME TAXES
Income taxes are recognized for the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
For the three months ended March 31, 2022, we had pretax loss from continuing operations of $125.1 million and income tax benefit of $16.8 million. The income tax benefit includes $19.2 million of deferred tax benefit associated with the asset impairment charge and related bad debt and inventory reserves (refer to Note 6). Absent these charges, the Company had pre-tax loss of $3.8 million and income tax expense of $2.4 million, which was unfavorably impacted by the jurisdictional mix of pretax results among the Company and its subsidiaries, primarily by the pretax losses in the U.S. which generated no tax benefit.
For the three months ended March 31, 2022, we recorded an increase in our federal valuation allowance of $2.6 million against our net deferred tax assets. In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of the evidence indicated it is more likely than not that the deferred assets will not be realized.
As of March 31, 2022 and December 31, 2021, we had $56.5 million and $55.7 million, respectively, of gross unrecognized tax benefits. As of March 31, 2022, if such benefits were to be recognized, approximately $52.6 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.
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

The following table summarizes information included in continuing operations related to interest on uncertain tax positions:

	Three months ended March 31,
In millions	2022	2021
Interest expense	$0.4	$0.2

	March 31, 2022	December 31, 2021
Accrued interest payable	$4.3	$3.9
Accrued penalties	3.0	3.0

13.INVENTORIES
Inventories, net of reserves, were as follows:

In thousands	March 31, 2022	December 31, 2021
Raw materials	$88,684	$87,448
In-process and finished	149,444	139,058
Supplies	53,968	53,014
Total	$292,096	$279,520

14.GOODWILL AND OTHER INTANGIBLE ASSETS
The following table sets forth changes in the amounts of goodwill and other intangible assets recorded by each of our segments during the periods indicated:

In thousands	December 31, 2021	Impairment	Amortization	Translation	March 31, 2022
Goodwill
Composite Fibers	$78,438	$(56,062)	$—	$(1,969)	$20,407
Airlaid Materials	109,486	—	—	(1,463)	108,023
Spunlace	48,241	—	—	392	48,633
Total	$236,165	$(56,062)	$—	$(3,040)	$177,063

Other Intangible Assets
Composite Fibers
Tradename - non-amortizing	$3,601	$(3,530)	$—	$(71)	$—

Technology and related	38,614	—	—	(791)	37,823
Accumulated amortization	(19,224)	(18,443)	(424)	268	(37,823)
Net	19,390	(18,443)	(424)	(523)	—

Customer relationships and related	34,739	—	—	(693)	34,046
Accumulated amortization	(22,104)	(11,695)	(587)	340	(34,046)
Net	12,635	(11,695)	(587)	(353)	—

Airlaid Materials
Tradename	4,485	—	—	(903)	3,582
Accumulated amortization	(603)	—	(45)	13	(635)
Net	3,882	—	(45)	(890)	2,947

Technology and related	17,825	—	—	377	18,202
Accumulated amortization	(4,552)	—	(301)	87	(4,766)
Net	13,273	—	(301)	464	13,436

Customer relationships and related	44,585	—	—	(489)	44,096
Accumulated amortization	(10,512)	—	(944)	253	(11,203)
Net	34,073	—	(944)	(236)	32,893

Spunlace
Products and Tradenames	27,623	—	—	(383)	27,240
Accumulated amortization	(253)	—	(361)	4	(610)
Net	27,370	—	(361)	(379)	26,630

Technology and related	14,547	—	—	(202)	14,345
Accumulated amortization	(202)	—	(297)	3	(496)
Net	14,345	—	(297)	(199)	13,849

Customer relationships and related	28,003	—	—	(388)	27,615
Accumulated amortization	(268)	—	(384)	4	(648)
Net	27,735	—	(384)	(384)	26,967

Total intangibles	214,022	(3,530)	—	(3,543)	206,949
Total accumulated amortization	(57,718)	(30,138)	(3,343)	972	(90,227)
Net intangibles	$156,304	$(33,668)	$(3,343)	$(2,571)	$116,722

15.LEASES
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
The following table sets forth information related to our leases as of the periods indicated.

Dollars in thousands	March 31, 2022	December 31, 2021
Right of use asset	$25,232	$27,186
Weighted average discount rate	2.95%	3.31%
Weighted average remaining maturity (years)	20.3	26.0
The following table sets forth operating lease expense for the periods indicated:

	Three months ended March 31,
In thousands	2022	2021
Lease expense	$1,421	$1,347
The following table sets forth required remaining future minimum lease payments during the years indicated:

In thousands
2022	$4,635
2023	3,690
2024	2,805
2025	2,387
2026	2,301
Thereafter	22,504

16.LONG-TERM DEBT
Long-term debt is summarized as follows:

In thousands	March 31, 2022	December 31, 2021
Revolving credit facility, due Sep 2026	$41,101	$10,000
4.750% Senior Notes, due Oct 2029	500,000	500,000
Term loan, due Feb 2024	210,641	218,026
2.40% Term Loan, due Jun 2022	396	809
2.05% Term Loan, due Mar 2023	5,925	7,556
1.30% Term Loan, due Jun 2023	1,982	2,427
1.55% Term Loan, due Sep 2025	4,761	5,204
1.10% Term Loan, due Mar 2024	8,073	9,267
0.57% Term Loan, due Jul 2023	22,202	22,652
Total long-term debt	795,081	775,941
Less current portion	(25,516)	(26,437)
Unamortized deferred issuance costs	(11,302)	(11,429)
Long-term debt, net of current portion	$758,263	$738,075

On September 2, 2021, we entered into a restatement agreement as part of a Fourth Amended and Restated $400 million Revolving Credit Facility and a €220.0 million Term Loan (collectively, the “Credit Agreement”) which matures September 6, 2026 and February 8, 2024, respectively.
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
As of March 31, 2022, the leverage ratio calculated in accordance with the definition in our Credit Agreement was 4.8x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Agreement, among which are the termination of the agreement and the repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement.
As discussed in Note 21 - “Subsequent Event,” on May 9, 2022, we amended our Credit Agreement to increase the maximum leverage ratio to 6.75 to 1.0 until the quarter ended December 31, 2023, after which the maximum ratio will step down to 4.0x.
Glatfelter Corporation guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these condensed consolidated financial statements.
Letters of credit issued to us by certain financial institutions totaled $6.7 million as of March 31, 2022 and December 31, 2021. The letters of credit, which reduce amounts available under our Revolving Credit Facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program and for performance of certain remediation activity related to the Fox River matter. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

17.FAIR VALUE OF FINANCIAL INSTRUMENTS
The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their respective fair value. The following table sets forth carrying value and fair value of long-term debt:

	March 31, 2022		December 31, 2021
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$41,101	$41,101	$10,000	$10,000
4.750% Senior Notes, due Oct. 2029	500,000	426,875	500,000	516,875
Term loan, due Feb. 2024	210,641	210,641	218,026	218,026
2.40% Term Loan	396	398	809	813
2.05% Term Loan	5,925	5,953	7,556	7,616
1.30% Term Loan	1,982	1,981	2,427	2,433
1.55% Term Loan	4,761	4,717	5,204	5,234
1.10% Term Loan	8,073	8,010	9,267	9,252
0.57% Term Loan	22,202	22,046	22,652	22,657
Total	$795,081	$721,722	$775,941	$792,906
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
Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of March 31, 2022, the maturity of currency forward contracts ranged from one month to 18 months.
We designate certain currency forward contracts as cash flow hedges of forecasted raw material purchases, certain production costs or capital expenditures with exposure to changes in foreign currency exchange rates. Changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is deferred as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. With respect to hedges of forecasted raw material purchases or production costs, the amount deferred is subsequently reclassified into costs of products sold in the period that, inventory produced using the hedged transaction, affects earnings. For hedged capital expenditures, deferred gains or losses are reclassified and included in the historical cost of the capital asset and subsequently affect earnings as depreciation is recognized.

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	March 31, 2022	December 31, 2021
Derivative
Sell/Buy - sell notional
Euro / British Pound	21,233	18,823
U.S. Dollar / British Pound	27,727	16,205
U.S. Dollar / Euro	2,722	658

Sell/Buy - buy notional
Euro / Philippine Peso	965,142	896,291
British Pound / Philippine Peso	1,262,480	1,121,183
Euro / U.S. Dollar	111,467	108,467
U.S. Dollar / Canadian Dollar	36,517	36,904
In October 2019, we entered into a €180 million notional value floating-to-fixed interest rate swap agreement with certain financial institutions. Under the terms of the swap, we will pay a fixed interest rate of the applicable margin plus 0.0395% on €180 million of the underlying variable rate term loan. We will receive the greater of 0.00% or EURIBOR.
Derivatives Designated as Hedging Instruments – Net Investment Hedge The €220 million Term Loan discussed in Note 16 – “Long-Term Debt” is designated as a net investment hedge of our Euro functional currency foreign subsidiaries. During the first quarter of 2022, we recognized a pre-tax gain of $2.4 million and in the same period of 2021 a pre-tax gain of $11.0 million on the remeasurement of the term loan from changes in currency exchange rates. Such amounts are recorded as a component of Other Comprehensive Income (Loss).
On March 3, 2022, we entered into cross-currency swaps with an aggregate notional value of $150.0 million. Pursuant to the terms of the swaps, we agreed to receive 4.750% interest denominated in U.S. dollars and we agreed to pay 3.06% interest denominated in euros. Interest is paid semi-annually on May 15 and November 15 and the swaps mature on May 15, 2025. We designated the cross-currency swaps as a hedge of our net investment in certain euro functional currency subsidiaries.
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
The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	March 31, 2022	December 31, 2021
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	24,150	26,600
British Pound / Euro	2,400	3,400
U.S. Dollar / Swiss Franc	11,200	2,180
British Pound / Swiss Franc	1,520	1,025
Euro / Swiss Franc	4,480	2,750
Euro / U.S. Dollar	3,800	11,000

Sell/Buy - buy notional
Euro / U.S. Dollar	2,800	20,900
British Pound / Euro	7,000	5,300

These contracts have maturities of one month from the date originally entered into.
Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$4,936	$3,197	$199	$288
Interest rate swap	18	—	—	44

Not designated as hedging:
Forward foreign currency exchange contracts	$408	701	$674	$116
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
The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended March 31,
In thousands	2022	2021
Designated as hedging:
Forward foreign currency exchange contracts:
Cost of products sold	$(1,072)	$(24)
Interest expense	20	21

Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$440	$270
The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance-sheet item.
A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss), before taxes, is as follows:

In thousands	2022	2021
Balance at January 1,	$2,889	$(3,460)
Deferred gains on cash flow hedges	1,076	4,558
Reclassified to earnings	1,052	3
Balance at March 31,	$5,017	$1,101

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
Cost estimates Our remaining obligations under the OU1 consent decree consist of long-term monitoring and maintenance. Furthermore, we are primarily responsible for long-term monitoring and maintenance in OU2-OU4a over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. In 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. We are obligated to make the regular payments under that fixed-price contract until the remaining amount due is less than the OU1 escrow account balance. We are permitted to pay for this contract using the remaining balance of the escrow account established by us and WTM I Company (“WTM I”) another PRP, under the OU1 consent decree during any period that the balance in the escrow account exceeds the amount due under our fixed-price contract. As of March 31, 2022, the balance in the escrow is less than amounts due under the fixed-price contract by approximately $1.3 million. Our obligation to pay this difference is secured by a letter of credit.
At March 31, 2022, the escrow account balance totaled $8.7 million which is included in the condensed consolidated balance sheet under the caption “Other assets.”
Under the consent decree, we are responsible for reimbursement of government oversight costs paid from October 2018 and later over approximately the next 30 years. We anticipate that oversight costs will decline as activities at the site have transitioned from remediation to long-term monitoring and maintenance.
Reserves for the Site Our reserve for past and future government oversight costs and long-term monitoring and maintenance totaled $14.9 million at March 31, 2022, of which $2.4 million is recorded in the accompanying March 31, 2022 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $12.5 million is recorded under the caption “Other long-term liabilities.”
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

20.SEGMENT INFORMATION
The following tables set forth financial and other information by segment for the period indicated:

	Three months ended March 31,
Dollars in thousands	2022	2021
Net Sales
Composite Fibers	$135,829	$141,249
Airlaid Material	149,464	84,425
Spunlace	96,387	—
Total	$381,680	$225,674

Operating income (loss)
Composite Fibers	$(335)	$16,065
Airlaid Material	12,221	7,197
Spunlace	(1,572)	—
Other and unallocated	(126,203)	(5,943)
Total	$(115,889)	$17,319

Depreciation and amortization
Composite Fibers	$6,519	$6,981
Airlaid Material	7,629	5,848
Spunlace	2,914	—
Other and unallocated	1,422	904
Total	$18,484	$13,733

Capital expenditures
Composite Fibers	$6,127	$2,773
Airlaid Material	3,468	1,739
Spunlace	2,085	—
Other and unallocated	668	867
Total	$12,348	$5,379

Tons shipped (metric)
Composite Fibers	28,211	34,140
Airlaid Material	43,052	28,864
Spunlace	20,736	—
Total	91,999	63,004
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

21.SUBSEQUENT EVENT

On May 9, 2022, we entered into an amendment to the Fourth Amended and Restated Credit Agreement which provides for a $400 million Revolving Credit Facility and a €220 million Term Loan (collectively, the “Credit Agreement”). The amendment: i) increases the permitted maximum ratio of consolidated total net debt to consolidated adjusted EBITDA (“leverage ratio”); ii) increases the maximum interest rate borrowing margin to be applied to the applicable index by 25 basis points; and iii) pledges as collateral substantially all domestic assets to secure obligations owed under the Credit Agreement. As amended, we are obligated to maintain a maximum ratio of consolidated total net debt to consolidated adjusted EBITDA of 6.75 to 1.0 during the period ending December 31, 2023, after which the maximum leverage ratio steps down to 4.00 to 1.0.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report on Form 10-K ("2021 Form 10-K").
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
i.risks related to the military conflict between Russia and Ukraine and the impact on our production, sales, cost/availability of energy and results of operation;
ii.risks associated with the impact of the COVID-19 pandemic, including global and regional economic conditions, changes in demand for our products, interruptions in our global supply chain, ability to continue production by our facilities, credit conditions of our customers or suppliers, or potential legal actions that could arise due to our operations during the pandemic;
iii.disruptions of our global supply chain, including the availability of key raw materials and transportation for the delivery of critical inputs and of products to customers, and the increase in the costs of transporting materials and products;
iv.variations in demand for our products, including the impact of unplanned market-related downtime, variations in product pricing, or product substitution;
v.the impact of competition, changes in industry production capacity, including the construction of new facilities or new machines, the closing of facilities and incremental changes due to capital expenditures or productivity increases;
vi.risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;
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

Acquisition As discussed in Item 1 - Financial Statements and Supplementary Data, Note 3 “Acquisitions,” we completed our acquisitions of Georgia-Pacific's U.S. nonwovens business (“Mount Holly”) on May 13, 2021 for $170.9 million and the acquisition of all outstanding equity of PMM Holdings (Luxembourg) AG ("Jacob Holm") on October 29, 2021 for $304.0 million. Refer to Note 3 - “Acquisitions"”for additional information about these transactions.
RESULTS OF OPERATIONS
Three months ended March 31, 2022 versus the three months ended March 31, 2021
Overview For the first three months of 2022, we reported loss from continuing operations of $108.3 million, or $2.42 per share compared with income of $8.4 million and $0.19 per diluted share in the year earlier period. The following table sets forth summarized consolidated results of operations:

	Three months ended March 31,
In thousands, except per share	2022	2021
Net sales	$381,680	$225,674
Gross profit	31,665	39,296
Operating income	(115,889)	17,319
Continuing operations
Income	(108,290)	8,394
Earnings per share	(2.42)	0.19
Net income	(108,327)	8,394
Earnings per share	(2.42)	0.19
The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect the impact of a number of significant items including a goodwill and other asset impairment charge related to our Dresden operations and Composite Fibers segment, strategic initiatives, corporate headquarters relocation and cost optimization, among others. On an adjusted earnings basis, a non-GAAP measure, we had a loss from continuing operations of $6.2 million, or $0.14 per share for the first three months of 2022, compared with income of $8.5 million, or $0.19 per diluted share, a year ago.
Our first quarter of 2022, operating results reflect: i) the Russia/Ukraine military conflict commencing on February 24, 2022 and the compounding impacts, adversely impacted sales, prices paid for energy, production and collection of receivables and resulted in the recording of a $117.3 million asset impairment charge; ii) the completion of two significant acquisitions in 2021, which collectively added $123.7 million of net sales; iii) the adverse impact of significant inflationary pressures, particularly energy costs, which outpaced our efforts to realize higher selling prices; and iv) interest expense increased reflecting the acquisition financing.
In addition to the results reported in accordance with GAAP, we evaluate our performance using adjusted earnings and adjusted earnings per diluted share. We disclose this information to allow investors to evaluate our performance exclusive of certain items that impact the comparability of results from period to period, and we believe it is helpful in understanding underlying operating trends and cash flow generation.
Adjusted earnings consists of net income determined in accordance with GAAP adjusted to exclude the impact of the following:
Strategic initiatives. These adjustments primarily reflect professional and legal fees incurred directly related to evaluating and executing certain strategic initiatives including costs associated with acquisitions, related integrations, and charges incurred to step-up acquired inventory to fair-value.
Corporate headquarters relocation. These adjustments reflect costs incurred in connection with the strategic relocation of the Company’s corporate headquarters to Charlotte, NC. The costs are primarily related to employee relocation costs and exit costs at the former corporate headquarters.
Cost optimization actions. These adjustments reflect charges incurred in connection with initiatives to optimize the cost structure of the Company, improve efficiencies or other objectives. Such actions may include asset rationalization, headcount reductions or similar actions. These adjustments, which have occurred at various times in the past, are irregular in timing and relate to specific identified programs to reduce or optimize the cost structure of a particular operating segment or the corporate function.
Goodwill and other asset impairment charges. This adjustment represents a non-cash charge recorded to reduce the carrying amount of certain long-lived assets, intangible assets and goodwill of our Dresden facility and the Composite Fibers reporting segment. The impairment was directly related to the adverse impact of the Russia/Ukraine military conflict on our projected revenue and EBITDA.
Russia/Ukraine conflict charges. This adjustment represents a non-cash charge recorded to reduce the carrying amount of accounts receivable and inventory directly related to the Russia/Ukraine military conflict.
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
The following table sets forth the reconciliation of net income to adjusted earnings for the period indicated:

	Three months ended March 31,
	2022		2021
In thousands, except per share	Amount	EPS	Amount	EPS
Net income (loss)	$(108,327)	$(2.42)	$8,394	$0.19
Exclude: Income from discontinued operations, net of tax	37	—	—	—
Income (loss) from continuing operations	(108,290)	(2.42)	8,394	0.19
Adjustments (pre-tax):
Goodwill and other asset impairment charges (1)	117,349		—
Russia/Ukraine conflict charges (2)	3,948		—
Strategic initiatives (3)	1,835		603
Corporate headquarters relocation	88		155
Cost optimization actions (4)	941		—
Timberland sales and related costs	(2,962)		(850)
Total adjustments (pre-tax)	121,199		(92)
Income taxes (5)	(19,147)		81
CARES Act of 2020 tax provision (6)	79		93
Total after-tax adjustments	102,131	2.28	82	—
Adjusted earnings	$(6,159)	$(0.14)	$8,476	$0.19
(1)Reflects goodwill impairment charge of $56.1 million and other asset impairment charges of $61.3 million. Refer to Note 6, Goodwill and Other Asset Impairment, for details of this item.
(2)Reflects bad debt expense charges of $2.9 million and inventory reserves charges $1.1 million. Refer to Note 6, Goodwill and Other Asset Impairment, for details of this item.
(3)For 2022, primarily reflects professional services fees (including legal, audit, valuation specialists and consulting) of $1.3 million, employee separation and other costs of $0.5 million and other costs all of which are directly related to acquisitions. For 2021, reflects professional services fees related to acquisitions (including legal, audit and valuation specialists).
(4)Primarily reflects employee separation costs of $0.4 million, equipment write-down of $0.4 million and other costs of $0.1 million directly associated with closure of synthetic fiber production facility in the U.K..
(5)Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated. For items originating in the U.S., no tax effect is recognized due to the previously established valuation allowance on the net deferred tax assets. No tax effects were recognized on the goodwill impairment as there were no related deferred taxes.
(6)Reflects the tax effect of applying certain provisions of the CARES Act of 2020.

Segment Financial Performance

	Three months ended March 31,
Dollars in thousands	2022	2021
Net Sales
Composite Fibers	$135,829	$141,249
Airlaid Material	149,464	84,425
Spunlace	96,387	—
Total	$381,680	$225,674

Operating income (loss)
Composite Fibers	$(335)	$16,065
Airlaid Material	12,221	7,197
Spunlace	(1,572)	—
Other and unallocated	(126,203)	(5,943)
Total	$(115,889)	$17,319

Depreciation and amortization
Composite Fibers	$6,519	$6,981
Airlaid Material	7,629	5,848
Spunlace	2,914	—
Other and unallocated	1,422	904
Total	$18,484	$13,733

Capital expenditures
Composite Fibers	$6,127	$2,773
Airlaid Material	3,468	1,739
Spunlace	2,085	—
Other and unallocated	668	867
Total	$12,348	$5,379

Tons shipped (metric)
Composite Fibers	28,211	34,140
Airlaid Material	43,052	28,864
Spunlace	20,736	—
Total	91,999	$63,004
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

Sales and Costs of Products Sold

	Three months ended March 31,
In thousands	2022	2021	Change
Net sales	$381,680	$225,674	$156,006
Costs of products sold	350,015	186,378	163,637
Gross profit	$31,665	$39,296	$(7,631)
Gross profit as a percent of Net sales	8.3%	17.4%
The following table sets forth the contribution to consolidated net sales by each segment:

	Three months ended March 31,
Percent of Total	2022	2021
Segment
Composite Fibers	35.6%	62.6%
Airlaid Materials	39.2	37.4
Spunlace	25.2	—
Total	100.0%	100.0%
Net sales totaled $381.7 million and $225.7 million in the first three months of 2022 and 2021, respectively. Net sales for Composite Fibers and Airlaid Materials (including Mount Holly) increased by 0.4% and 83.2%, respectively, on a constant currency basis. The Spunlace segment, formed in connection with the Jacob Holm acquisition, had net sales of approximately $96.4 million in the first quarter of 2022.
Composite Fibers’ net sales decreased $5.4 million or 3.8% in the first quarter of 2022, compared to the year-ago quarter. Higher selling prices of $17.6 million were more than offset by lower shipments of 17.4% and unfavorable currency translation of $6.0 million. Wallcover shipments were below prior year by 34% primarily due to lower shipments to customers in Russia and Ukraine, mostly resulting from the geopolitical conflict in this region.

Composite Fibers had an operating loss for the first quarter of $0.3 million compared with $16.1 million operating income in the first quarter of 2021. Energy, raw material and freight inflation of $29.1 million were only partially offset by $17.6 million in higher selling prices, reducing earnings by a net $11.5 million. Lower shipments negatively impacted results by $1.8 million and operations were unfavorable by $4.0 million, mainly driven by market downtime in wallcover production and general inflation. The impact of currency and related hedging positively impacted earnings by $0.9 million. The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart (presented in millions):

Airlaid Materials’ net sales increased $65.0 million in the year-over-year comparison driven by the Mount Holly acquisition, higher shipments in all major product categories, and higher selling prices from cost-pass-through arrangements with customers. Shipments were 49.2% higher driven by strong growth in the tabletop, wipes, and hygiene product categories. Currency translation was $5.2 million unfavorable.
Airlaid Materials’ first quarter operating income of $12.2 million was $5.0 million higher when compared to the first quarter of 2021. Higher shipments positively impacted results by $8.0 million. Selling price increases of $18.4 million fully offset the higher raw material prices, primarily due to raw material cost-pass-through provisions and recently implemented price increases. Existing energy surcharges were unable to fully offset elevated energy prices in Europe, reducing earnings by net $3.2 million. Operations were favorable $1.3 million driven by higher production, which offset general inflationary pressures. The impact of currency and related hedging negatively impacted earnings by $1.1 million. The primary drivers are summarized in the following chart (presented in millions):

Spunlace shipments for the first quarter were approximately 10% higher than expectations based on the two-month run rate from the previous quarter under Glatfelter ownership. An operating loss of $1.6 million was approximately $0.4 million favorable compared to our expectations, mainly driven by higher shipments in the consumer wipes category positively impacting results by approximately $0.8 million. Higher raw material and energy costs unfavorably impacted earnings by $2.9 million and were only partially offset by higher selling prices and energy surcharges of $2.3 million. All other costs combined were $0.5 million higher compared to the previous quarter.
Asset Impairment During the first quarter of 2022, in connection with an assessment of potential impairment of long-lived and indefinite-lived intangible assets stemming from the compounding impacts resulting from the Russia/Ukraine military conflict and related sanctions, we recorded a $117.3 million non-cash asset impairment charge related to Composite Fibers' Dresden facility and an impairment of Composite Fibers' goodwill. Dresden is a single-line facility that produces wallcover base paper, the majority of which is directly sold into the Russian and Ukrainian markets. As a direct result of the economic impacts from the conflict, and the disruptions in the underlying financial systems and restrictions on our ability to export wallcover base paper to Russia due to related sanctions, management expects a significant reduction in wallcover revenues and associated cash flows for the foreseeable future. In addition, the conflict is expected to also impact other Composite Fibers products that are also subject to export sanctions into this region, and is expected to continue to significantly impact energy prices. During the year ended December 31, 2021, we had total net sales of wallcover and other products to customers in Russia and Ukraine totaling approximately $95 million. We do not expect significant sales to customers in this region for the foreseeable future as a result of the military conflict, its impact on Ukrainian customers, and the economic sanctions on sales of certain products to customers in Russia. Accordingly, a charge was recorded to reduce the carrying value of the Dresden fixed assets and intangible assets (technological know-how, customer relationships, and an indefinite-lived trade name), along with Composite Fiber's goodwill to fair value.
In addition, as a result of economic sanctions and disruptions to the financial markets, certain customers are not able to satisfy outstanding accounts receivables. As such, during the first quarter of 2022, we recognized bad debt expense of approximately $2.9 million directly related to Russian and Ukrainian customers which is included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income. At March 31, 2022, we had accounts receivable, net of reserves, from customers in this region totaling approximately $5.0 million which we expect to collect in normal course. However, if circumstances change such that some customers are unable to satisfy their obligations, we may be required to recognize additional bad debt expense in future periods. Furthermore, during the quarter, we increased inventory reserves by approximately $1.0 million, primarily related to wallcover products. The charge related to inventory reserves is included in “Cost of products sold” in the accompanying condensed consolidated statements of income. Substantially all other products which we will no longer be able to export to Russia due to sanctions can be sold to existing customers outside the Russia/Ukraine region.
Other and Unallocated The amount of operating expense not allocated to a reporting segment in the Segment Financial Information totaled $126.2 million in the first quarter of 2022 compared with $5.9 million in the same period a year ago. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the first quarter of 2022 decreased $1.0 million compared to the first quarter of 2021.
Income taxes In the first quarter of 2022, our loss from continuing operations totaled $125.1 million and we recorded an income tax benefit of $16.8 million. On adjusted pre-tax loss of $3.9 million, income tax provision was $2.3 million in the first quarter of 2022, which primarily related to reserves for uncertain tax positions and valuation allowances for losses for which no tax benefit could be recognized. The comparable amounts in the same quarter of 2021 were adjusted pre-tax income of $15.5 million and income tax expense of $7.0 million, respectively.
Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom, Spain, and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany, France and Spain, it is the Euro, in the UK, it is the British pound sterling, and in the Philippines the functional currency is the peso. On an annual basis, our euro denominated net sales exceeds euro expenses by an estimated €150 million. For the first three months of 2022, the average currency exchange rate was 1.12 dollar/euro compared with 1.19 in the same period of 2021. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first three months of 2022.

In thousands	Three months ended March 31,
Favorable (unfavorable)
Net sales	$(11,260)
Costs of products sold	10,221
SG&A expenses	626
Income taxes and other	51
Net loss	$(362)
The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2022 were the same as 2021. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.
LIQUIDITY AND CAPITAL RESOURCES
Our business requires significant expenditures for new or enhanced equipment, to support our research and development efforts, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Three months ended March 31,
In thousands	2022	2021
Cash, cash equivalents and restricted cash at the beginning of period	$148,814	$111,665
Cash provided (used) by
Operating activities	(66,240)	(6,046)
Investing activities	(7,801)	(4,603)
Financing activities	16,281	179
Effect of exchange rate changes on cash	(748)	(2,213)
Change in cash and cash equivalents from discontinued operations	(108)	(78)
Net cash used	(58,616)	(12,761)
Cash, cash equivalents and restricted cash at the end of period	90,198	98,904
Less: restricted cash in Prepaid and other current assets	(2,000)	(2,000)
Less: restricted cash in Other assets	(7,746)	(9,538)
Cash and cash equivalents at the end of period	$80,452	$87,366
At March 31, 2022, we had $80.5 million in cash and cash equivalents (“cash”) held by both domestic and foreign subsidiaries. Approximately 76.3% of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes.
Cash used by operating activities in the first three months of 2022 totaled $66.2 million compared with $6.0 million in the same period a year ago. The increase was primarily due to an increase in working capital usage, primarily accounts receivable, inventory and termination of a factoring arrangement previously utilized by certain former Jacob Holm entities, an $8.9 million reduction in adjusted EBITDA and $4.8 million increase in income taxes paid.

Adjusted EBITDA	Three months ended March 31,
In thousands	2022	2021

Net income (loss)	$(108,327)	$8,394
Exclude: Loss from discontinued operations, net of tax	37	—
Add back: Taxes on Continuing operations	(16,784)	7,190
Depreciation and amortization	18,484	13,733
Interest expense, net	7,845	1,511
EBITDA	(98,745)	30,828
Adjustments:
Goodwill and other asset impairment charges	117,349	—
Russia/Ukraine conflict charges	3,948	—
Strategic initiatives	1,835	603
Share-based compensation (1)	909	1,208
Corporate headquarters relocation	88	155
Cost optimization actions	589	—
Timberland sales and related costs	(2,962)	(850)
Adjusted EBITDA	$23,011	$31,944
(1)Adjusted EBITDA for 2021 has been restated to add back share-based compensation consistent with our amended credit agreement. The share-based compensation adjustment represents the non-cash amount of share-based compensation expense included in results of operations.
EBITDA is a measure used by management to assess our operating performance and is calculated using income (loss) from continuing operations and excludes interest expense, interest income, income taxes and depreciation and amortization. Adjusted EBITDA is calculated using EBITDA and further excludes certain items management considers to be unrelated to the company’s core operations. The adjustments include asset impairment charges, costs of strategic initiatives, certain cost optimization and restructuring activities, corporate headquarters relocation expenses, as well as the elimination of gains from sales of timberlands. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing operating performance.

Net cash used by investing activities was $7.8 million compared with $4.6 million in the same period a year ago. The increase was due to capital spending at sites related to the Mount Holly and Jacob Holm acquisitions, partially offset by higher timberland sales. Capital expenditures totaled $12.3 million and $5.4 million for the three months ended March 31, 2022 and 2021, respectively, and are expected to be $45 million to $50 million, including $7 million to $8 million for Spunlace integration, for the full year 2022.
Net cash provided by financing activities totaled $16.3 million in the first three months of 2022 compared with $0.2 million in the same period of 2021. The change in financing activities primarily reflects an increase in amounts outstanding under our revolving credit agreement.
As discussed in Item 1 - Financial Information, Note - 16, our Credit Agreement contains a number of customary compliance covenants. As of March 31, 2022, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 4.8x, well within the maximum limit allowed under our Credit Agreement. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement. As discussed in Note 21 - “Subsequent Event,” on May 9, 2022, we amended our Credit Agreement to increase the maximum leverage ratio to 6.75 to 1.0 until the quarter ended December 31, 2023, after which the maximum ratio will step down to 4.0x.
Details of our outstanding long-term indebtedness are set forth under Item 1 - Financial Statements – Note 16 -“Long-Term Debt."
Financing activities include cash used for common stock dividends. In the first three months of 2022 and 2021, we used $6.2 million and $6.0 million, respectively, of cash for dividends on our common stock. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
We are subject to various federal, state and local laws and regulations intended to protect the environment, as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.
At March 31, 2022, we had ample liquidity consisting of $80.5 million of cash on hand. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt.
Off-Balance-Sheet Arrangements As of March 31, 2022 and December 31, 2021, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					March 31, 2022
In thousands, except percentages	2022	2023	2024	2025	2026	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At variable interest rates	$245,637	$233,426	$227,320	$41,101	$27,701	$251,742	$251,742
At fixed interest rates – Term Loans	535,595	523,442	502,373	500,408	500,000	543,339	469,980
						$795,081	$721,722
Weighted-average interest rate
On variable rate debt	2.02%	2.02%	2.02%	2.02%	2.02%
On fixed rate debt – Term Loans	4.50%	4.57%	4.73%	4.75%	4.75%

Interest rate swap
Pay fixed/received variable (notional)	€180,000	€180,000	€180,000	—	—
Rate paid	0.0395%	0.0395%	0.0395%	—	—
Rate received	—	—	—	—	—
The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of March 31, 2022. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At March 31, 2022, we had $795.1 million of long-term debt, of which 6.4% was at variable interest rates. Variable-rate debt represents borrowings under our credit agreement that accrues interest based on one-month U.S. Dollar LIBOR or one-month Euro LIBOR indexes, but in no event less than zero, plus the applicable margin. At March 31, 2022, the weighted-average interest rate paid was equal to 2.02%. A hypothetical 100 basis point increase in the interest rate on variable rate debt would increase annual interest expense by $0.4 million. In the event rates are 100 basis points lower, interest expense would be $0.1 million lower.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures Our Chief Executive Officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1A. RISK FACTORS
The following updated risk factor should be considered in addition to the risk factors set forth under Part I, Item 1A. Risk Factors in our 2021 Form 10-K. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our 2021 Form 10-K.

The conflict between Russia and Ukraine has adversely affected, and may continue to adversely affect, our business, financial condition, and results of operations.
Approximately $95 million of our net sales in 2021, or 7.3% of our net sales in 2021, was earned from customers located in Russia and Ukraine. The geopolitical conditions resulting from the Russia/Ukraine military conflict, including government-imposed sanctions and the current macroeconomic climate in Russia and Ukraine, have adversely impacted both demand for our products and our ability to deliver products to this region, as well as, limited customers' access to financial resources and their ability to satisfy obligations to us. For example, as a direct result of the military conflict, economic sanctions, and the disruptions in the region’s financial systems, our management expects a significant reduction in wallcover revenues and cash flows, for the foreseeable future, from our facility located in Dresden, Germany that produces wallcover paper, a significant portion of which historically was sold into the Ukraine and Russian markets. Wallcover paper, together with certain filtration products produced by our Composite Fibers segment, are subject to sanction restrictions and currently are unable to be sold into the Russian market. As a result, during the first quarter of 2022, we recorded a $117.3 million non-cash asset impairment charge related to assets of our Dresden facility and an impairment of our Composite Fibers business' goodwill. Moreover, certain customers have not been able to satisfy outstanding accounts receivables and, as such, during the first quarter of 2022, we recognized bad debt expense of approximately $2.9 million directly related to Russian and Ukrainian customers. At March 31, 2022, we had accounts receivable, net of reserves, from customers in this region totaling approximately $5.0 million which we expect to collect in normal course.
In addition, we operate manufacturing sites elsewhere in Europe that have been adversely impacted as a result of the military conflict in Ukraine and related geopolitical events and sanctions. In many instances, these sites depend on the availability of natural gas for use in the production of products. The supply of a substantial portion of the natural gas used may originate from Russia. We expect that shortages in supply and increases in costs of natural gas will adversely impact our ability to operate these sites in an efficient and cost-effective manner, for the foreseeable future.
The risk of cyber-security incidents and cyber attacks has increased in connection with the ongoing conflict, driven by justifications such as retaliation for the sanctions imposed in conjunction with the conflict. It is possible that such incidents or attacks could have collateral effects on additional critical infrastructure and financial institutions globally, which could adversely affect our operations and could increase the frequency and severity of cyber-based attacks against our information technology systems. The proliferation of malware from the conflict, into systems unrelated to the conflict, or cyberattacks against U.S. companies in retaliation for U.S. sanctions against Russia or U.S. support of Ukraine, could also adversely affect our operations and our supply chain.
To the extent the current conflict adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many other risks disclosed in Part I, Item 1A. Risk Factors in our 2021 Form 10-K, any of which could materially and adversely affect our business and results of operations, however, due to the continually evolving nature of the conflict, the potential impact that the conflict could have on such risk factors, and others that cannot yet be identified, remains uncertain.
In the event that current geopolitical tensions fail to abate, or deteriorate further, or additional governmental sanctions are enacted against the Russian economy or its banking and monetary systems, we may face additional adverse consequences to our business and results of operations. Even if the conflict moderates or a resolution between Ukraine and Russia is reached, we expect that we will continue to experience ongoing adverse consequences to our business, financial condition and results of operation resulting from the conflict for the foreseeable future, including because certain of the economic and other sanctions imposed, or that may be imposed, against Russia may continue for a period of time after any resolution has been reached.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished herewith or incorporated by reference as indicated.

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Ramesh Shettigar, Senior Vice President, Chief Financial Officer and Treasurer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.
32.2
Certification of Ramesh Shettigar, Senior Vice President, Chief Financial Officer and Treasurer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.

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

May 10, 2022

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)