Form 10-Q
period 2022-06-30
Glatfelter Corp
filed 2022-08-02
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
Common Stock outstanding on July 29, 2022 totaled 44,774,912 shares.

GLATFELTER CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarterly Period Ended
June 30, 2022

PART I
Item 1 – Financial Statements
GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share	2022	2021	2022	2021

Net sales	$363,963	$244,911	$745,643	$470,585
Costs of products sold	326,566	209,357	676,581	395,735
Gross profit	37,397	35,554	69,062	74,850
Selling, general and administrative expenses	28,400	28,984	61,566	51,811
Goodwill and other asset impairment charges	—	—	117,349	—
Loss (gains) on dispositions of plant, equipment and timberlands, net	73	(1,553)	(2,888)	(2,403)
Operating income (loss)	8,924	8,123	(106,965)	25,442
Non-operating income (expense)
Interest expense	(7,672)	(1,772)	(15,534)	(3,303)
Interest income	38	11	55	31
Other, net	(455)	(849)	(1,795)	(1,073)
Total non-operating expense	(8,089)	(2,610)	(17,274)	(4,345)
Income (loss) from continuing operations before income taxes	835	5,513	(124,239)	21,097
Income tax provision (benefit)	3,295	4,021	(13,489)	11,211
Income (loss) from continuing operations	(2,460)	1,492	(110,750)	9,886

Discontinued operations:
Income (loss) before income taxes	408	(82)	371	(82)
Income tax provision	—	—	—	—
Loss from discontinued operations	408	(82)	371	(82)
Net income (loss)	$(2,052)	$1,410	$(110,379)	$9,804

Basic earnings per share
Income (loss) from continuing operations	$(0.05)	$0.03	$(2.47)	$0.22
Income from discontinued operations	0.01	—	0.01	—
Basic earnings (loss) per share	$(0.04)	$0.03	$(2.46)	$0.22

Diluted earnings per share
Income (loss) from continuing operations	$(0.05)	$0.03	$(2.47)	$0.22
Income from discontinued operations	0.01	—	0.01	—
Diluted earnings (loss) per share	$(0.04)	$0.03	$(2.46)	$0.22

Weighted average shares outstanding
Basic	44,841	44,563	44,775	44,507
Diluted	44,841	44,872	44,775	44,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
In thousands	2022	2021	2022	2021
Net income (loss)	$(2,052)	$1,410	$(110,379)	$9,804

Foreign currency translation adjustments	(28,675)	3,846	(39,590)	(9,347)
Net change in:
Deferred gains (losses) on derivatives, net of taxes of $(2,029), $114, $(2,629) and $(1,187), respectively	8,534	(316)	8,177	2,945
Unrecognized retirement obligations, net of taxes of $(49), $(14), $(101) and $(87), respectively	152	150	304	242
Other comprehensive income (loss)	(19,989)	3,680	(31,109)	(6,160)
Comprehensive income (loss)	$(22,041)	$5,090	$(141,488)	$3,644
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

In thousands	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$71,476	$138,436
Accounts receivable, net	209,455	170,212
Inventories	307,612	279,520
Prepaid expenses and other current assets	46,083	48,398
Total current assets	634,626	636,566

Plant, equipment and timberlands, net	690,228	758,812
Goodwill	168,288	236,165
Intangible assets, net	110,096	156,304
Other assets	94,052	92,760
Total assets	$1,697,290	$1,880,607

Liabilities and Shareholders' Equity
Current portion of long-term debt	$22,117	$26,437
Short-term debt	10,610	22,843
Accounts payable	208,181	214,015
Dividends payable	6,269	6,237
Environmental liabilities	2,200	2,200
Other current liabilities	78,143	99,438
Total current liabilities	327,520	371,170

Long-term debt	779,026	738,075
Deferred income taxes	63,025	87,285
Other long-term liabilities	137,797	141,315
Total liabilities	1,307,368	1,337,845

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	62,555	64,779
Retained earnings	582,687	705,600
Accumulated other comprehensive loss	(111,413)	(80,304)
	534,373	690,619
Less cost of common stock in treasury	(144,451)	(147,857)
Total shareholders’ equity	389,922	542,762
Total liabilities and shareholders’ equity	$1,697,290	$1,880,607
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
In thousands	2022	2021
Operating activities
Net income (loss)	$(110,379)	$9,804
Loss (income) from discontinued operations, net of taxes	(371)	82
Adjustments to reconcile to net cash provided (used) by continuing operations:
Depreciation, depletion and amortization	34,936	28,466
Amortization of debt issue costs and original issue discount	963	309
Goodwill and other asset impairment charges	117,349	—
Inventory and accounts receivable charges	3,948	—
Deferred income tax expense (benefit)	(22,186)	616
Gains on dispositions of plant, equipment and timberlands, net	(2,888)	(2,403)
Share-based compensation	2,419	2,537
Change in operating assets and liabilities:
Accounts receivable	(52,936)	(11,533)
Inventories	(45,148)	(21,870)
Prepaid and other current assets	3,472	3,377
Accounts payable	9,516	(4,542)
Accruals and other current liabilities	(16,910)	(5,841)
Other	(1,320)	2,363
Net cash provided (used) by operating activities from continuing operations	(79,535)	1,365
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(22,697)	(11,211)
Proceeds from disposals of plant, equipment and timberlands, net	3,173	2,510
Acquisition, net of cash acquired	1,413	(172,331)
Other	(25)	(104)
Net cash used by investing activities from continuing operations	(18,136)	(181,136)
Financing activities
Proceeds from term loans	—	11,725
Repayment of term loans	(23,793)	(12,159)
Net borrowings under revolving credit facility	72,176	178,077
Payments of borrowing costs	(1,102)	(35)
Payments of dividends	(12,498)	(11,991)
Payments related to share-based compensation awards and other	(1,237)	(479)
Net cash provided by financing activities from continuing operations	33,546	165,138
Effect of exchange rate changes on cash	(3,587)	(1,432)
Net decrease in cash, cash equivalents and restricted cash	(67,712)	(16,065)
Decrease in cash, cash equivalents and restricted cash from discontinued operations	(231)	(238)
Cash, cash equivalents and restricted cash at the beginning of period	148,814	111,665
Cash, cash equivalents and restricted cash at the end of period	80,871	95,362
Less: restricted cash in Prepaid expenses and other current assets	(2,000)	(2,000)
Less: restricted cash in Other assets	(7,395)	(9,197)
Cash and cash equivalents at the end of period	$71,476	$84,165

Supplemental cash flow information
Cash paid for:
Interest	$15,879	$2,920
Income taxes, net	14,699	7,098
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

In thousands	Common stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at April 1, 2022	$544	$61,873	$591,012	$(91,424)	$(145,272)	$416,733
Net loss			(2,052)			(2,052)
Other comprehensive loss				(19,989)		(19,989)
Comprehensive loss						(22,041)
Cash dividends declared ($0.14 per share)			(6,273)			(6,273)
Share-based compensation expense		1,510				1,510
Delivery of treasury shares:
RSUs and PSAs		(828)			821	(7)
Balance at June 30, 2022	$544	$62,555	$582,687	$(111,413)	$(144,451)	$389,922

Balance at April 1, 2021	$544	$62,576	$725,756	$(68,493)	$(149,322)	$571,061
Net income			1,410			1,410
Other comprehensive income				3,680		3,680
Comprehensive income						5,090
Cash dividends declared ($0.14 per share)			(6,232)			(6,232)
Share-based compensation expense		1,329				1,329
Delivery of treasury shares:
RSUs and PSAs		(1,109)			1,106	(3)
Balance at June 30, 2021	$544	$62,796	$720,934	$(64,813)	$(148,216)	$571,245

Balance at January 1, 2022	$544	$64,779	$705,600	$(80,304)	$(147,857)	$542,762
Net loss			(110,379)			(110,379)
Other comprehensive loss				(31,109)		(31,109)
Comprehensive loss						(141,488)
Cash dividends declared ($0.14 per share)			(12,534)			(12,534)
Share-based compensation expense		2,419				2,419
Delivery of treasury shares:
RSUs and PSAs		(4,643)			3,406	(1,237)
Balance at June 30, 2022	$544	$62,555	$582,687	$(111,413)	$(144,451)	$389,922

Balance at January 1, 2021	$544	$63,261	$723,365	$(58,653)	$(150,585)	$577,932
Net income			9,804			9,804
Other comprehensive loss				(6,160)		(6,160)
Comprehensive income						3,644
Cash dividends declared ($0.275 per share)			(12,235)			(12,235)
Share-based compensation expense		2,537				2,537
Delivery of treasury shares:
RSUs and PSAs		(3,002)			2,369	(633)
Balance at June 30, 2021	$544	$62,796	$720,934	$(64,813)	$(148,216)	$571,245
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
For the quarter ended June 30, 2022, we adjusted the preliminary purchase price allocation related to the Jacob Holm acquisition by reducing preacquistion compensation incentive accruals by approximately $0.5 million, and reducing goodwill by the same amount, based on incentive payouts made during the quarter.
The following table sets forth information related to the consideration exchanged for each acquisition.

In thousands	Mount Holly	Jacob Holm	Total
Total consideration	$170,919	$303,952	$474,871
Less: Debt repaid	—	(148,000)	(148,000)
Cash consideration	$170,919	$155,952	$326,871
The preliminary purchase price allocations set forth in the following table are based on all information available to us at the present time and is subject to change. With respect to the Mount Holly acquisition, the purchase price allocation is complete. However, the Jacob Holm purchase price allocation is preliminary as we are in the process of finalizing our analysis of certain matters, primarily related to the assessment of potential tax liabilities associated with the acquired entities. In the event new information becomes available, the measurement of the amount of goodwill reflected may be affected.

In thousands	Mount Holly	Jacob Holm	Total
Assets
Cash and cash equivalents	$—	$11,426	$11,426
Accounts receivable	11,599	30,271	41,870
Inventory	7,031	45,340	52,371
Prepaid and other current assets	11	6,727	6,738
Plant, equipment and timberlands	100,498	158,612	259,110
Intangible assets	20,000	70,240	90,240
Goodwill	35,793	48,355	84,148
Other assets	8,041	26,929	34,970
Total assets	182,973	397,900	580,873
Liabilities
Short-term debt		14,081	14,081
Accounts payable	2,321	25,264	27,585
Other current liabilities	1,868	21,263	23,131
Other long-term liabilities	7,865	33,340	41,205
Total liabilities	12,054	93,948	106,002
Total preliminary purchase price	$170,919	$303,952	$474,871
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
The following table sets forth information related to amounts of net sales and operating income (loss) of the acquired businesses included in our results of operations in the three and six months ended 2022:

	Three months ended June 30,	Six months ended June 30,
In thousands	2022	2022
Mount Holly
Net sales	$26,300	$53,604
Operating income	1,911	4,635
Jacob Holm
Net sales	96,917	193,304
Operating loss	(1,808)	(3,380)
The following table summarizes annual unaudited pro forma financial information as if the acquisition occurred as of January 1, 2021:

(unaudited)	Three months ended June 30,	Six months ended June 30,
In thousands, except per share	2021	2021
Pro forma
Net sales	$347,895	$690,448
Income (loss) from continuing operations	(10,546)	12,892
The pro forma financial information set forth above for the three and six months ended June 30, 2021 includes $3.7 million and $4.3 million, respectively, of one-time costs directly related to the Mount Holly transaction. Such costs are presented under the caption “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income.

4.REVENUE
The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended June 30,		Six months ended June 30,
In thousands	2022	2021	2022	2021
Revenue by product category
Composite Fibers
Food & beverage	$74,465	$73,535	$149,688	$150,488
Wallcovering	9,902	24,182	25,733	46,811
Technical specialties	18,603	24,708	41,739	48,203
Composite laminates	11,570	10,549	22,867	20,358
Metallized	8,798	8,624	19,140	16,987
	123,338	141,598	259,167	282,847
Airlaid Materials
Feminine hygiene	56,943	47,184	116,255	94,825
Specialty wipes	37,908	21,371	75,003	37,287
Tabletop	26,771	17,188	57,518	24,051
Food pads	3,475	2,440	6,951	4,797
Home care	5,513	6,339	11,798	10,262
Adult incontinence	6,260	5,083	12,989	9,761
Other	6,838	3,708	12,658	6,755
	143,708	103,313	293,172	187,738
Spunlace
Consumer wipes	39,549	—	85,706	—
Critical cleaning	27,783	—	52,061	—
Health care	15,434	—	29,039	—
Hygiene	6,233	—	12,146	—
High performance	4,018	—	8,130	—
Beauty care	3,900	—	6,222	—
	96,917	—	193,304	—
Total	$363,963	$244,911	$745,643	$470,585

Revenue by geography
Composite Fibers
Europe, Middle East and Africa	$59,868	$85,796	$133,472	$172,741
Americas	42,077	35,369	80,053	67,210
Asia Pacific	21,393	20,433	45,642	42,896
	123,338	141,598	259,167	282,847
Airlaid Materials
Europe, Middle East and Africa	63,355	49,552	126,491	94,624
Americas	77,608	52,031	158,521	89,516
Asia Pacific	2,745	1,730	8,160	3,598
	143,708	103,313	293,172	187,738
Spunlace
Europe, Middle East and Africa	30,245	—	60,070	—
Americas	54,985	—	110,469	—
Asia Pacific	11,687	—	22,765	—
	96,917	—	193,304	—
Total	$363,963	$244,911	$745,643	$470,585

5.GAINS ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS
The following table sets forth sales of timberlands and other assets completed during the first six months of 2022 and 2021:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2022
Timberlands	790	$3,130	$2,962
Other	n/a	43	(74)
Total		$3,173	$2,888

2021
Timberlands	936	$2,510	$2,403
Other	n/a	—	—
Total		$2,510	$2,403

6.GOODWILL AND OTHER ASSET IMPAIRMENT

During the first quarter of 2022, in connection with an assessment of potential impairment of long-lived and indefinite lived intangible assets stemming from the compounding impacts resulting from the Russia/Ukraine military conflict and related sanctions, we recorded a $117.3 million non-cash asset impairment charge related to Composite Fibers' Dresden facility and an impairment of Composite Fibers' goodwill. Dresden is a single-line facility that produces wallcover base paper, the majority of which is sold into the Russian and Ukrainian markets. As a direct result of the economic impacts from the conflict, and the disruptions in the underlying financial systems and prohibition of the export of sanctioned wallcover base paper to Russia, management expects a significant reduction in wallcover revenues and associated cash flows for the foreseeable future. In addition, the conflict is expected to significantly impact energy prices and also impact other Composite Fibers products that are also subject to export sanctions into Russia. Accordingly, a charge was recorded to reduce the carrying value of the Dresden fixed assets and intangible assets (technological know-how, customer relationships, and an indefinite-lived trade name), along with Composite Fibers’ goodwill to fair value. The following table summarizes the impairment charge recorded in the accompanying condensed consolidated statements of income under the caption “Goodwill and other asset impairment charges:”

In thousands	Six months ended June 30,
Machinery and equipment	$27,619
Technological know-how	18,443
Customer relationships	11,695
Tradename	3,530
Goodwill	56,062
Total	$117,349
The fair value of the underlying assets was estimated using discounted cash flow models, independent appraisals and similar methods, all of which are Level 3 fair value classification.

In addition, as a result of economic sanctions and disruptions to the financial markets, certain customers are not able to satisfy outstanding accounts receivables. As such, during the first six months of 2022, we recognized bad debt expense of approximately $2.9 million directly related to Russian and Ukrainian customers. Furthermore, during the first six months of 2022, we increased inventory reserves by approximately $1.0 million, primarily related to wallcover products.

7.DISCONTINUED OPERATIONS
For both the three and six months ended June 30, 2022, we recognized income of $0.4 million which primarily represents the successful appeal of a sales and use tax audit partially offset by legal costs. For 2021, the $0.1 million loss is primarily related to legal costs.
The following table sets forth a summary of cash flows from discontinued operations which is included in the condensed consolidated statements of cash flows:

	Six months ended June 30,
In thousands	2022	2021
Net cash used by operating activities	$(231)	$(238)
Net cash used by investing activities	—	—
Net cash provided by financing activities	—	—
Change in cash and cash equivalents from discontinued operations	$(231)	$(238)

8.EARNINGS PER SHARE
The following table sets forth the details of basic and diluted earnings per share (“EPS”) from continuing operations:

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share	2022	2021	2022	2021
Income (loss) from continuing operations	$(2,460)	$1,492	$(110,750)	$9,886

Weighted average common shares outstanding used in basic EPS	44,841	44,563	44,775	44,507
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	—	309	—	358
Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,841	44,872	44,775	44,865

Earnings (loss) per share from continuing operations
Basic	$(0.05)	$0.03	$(2.47)	$0.22
Diluted	(0.05)	0.03	(2.47)	0.22
The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the periods indicated, because their effect would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
In thousands	2022	2021	2022	2021
Potential common shares	934	1,082	934	1,082

9.ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months and six months ended June 30, 2022 and 2021.

In thousands	Currency translation adjustments	Unrealized gain (loss) on derivatives	Change in pensions	Change in other postretirement defined benefit plans	Total

Balance at April 1, 2022	$(80,672)	$1,631	$(11,356)	$(1,027)	$(91,424)
Other comprehensive income (loss) before reclassifications (net of tax)	(28,675)	9,760	—	—	(18,915)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,226)	126	26	(1,074)
Net current period other comprehensive income (loss)	(28,675)	8,534	126	26	(19,989)
Balance at June 30, 2022	$(109,347)	$10,165	$(11,230)	$(1,001)	$(111,413)

Balance at April 1, 2021	$(55,718)	$765	$(12,706)	$(834)	$(68,493)
Other comprehensive income (loss) before reclassifications (net of tax)	3,846	(341)	—	—	3,505
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	25	197	(47)	175
Net current period other comprehensive income (loss)	3,846	(316)	197	(47)	3,680
Balance at June 30, 2021	$(51,872)	$449	$(12,509)	$(881)	$(64,813)

Balance at January 1, 2022	$(69,757)	$1,988	$(11,482)	$(1,053)	$(80,304)
Other comprehensive income (loss) before reclassifications (net of tax)	(39,590)	10,143	—	—	(29,447)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,966)	252	52	(1,662)
Net current period other comprehensive income (loss)	(39,590)	8,177	252	52	(31,109)
Balance at June 30, 2022	$(109,347)	$10,165	$(11,230)	$(1,001)	$(111,413)

Balance at January 1, 2021	$(42,525)	$(2,496)	$(12,844)	$(788)	$(58,653)
Other comprehensive income (loss) before reclassifications (net of tax)	(9,347)	2,933	—	—	(6,414)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	12	335	(93)	254
Net current period other comprehensive income (loss)	(9,347)	2,945	335	(93)	(6,160)
Balance at June 30, 2021	$(51,872)	$449	$(12,509)	$(881)	$(64,813)

Reclassifications out of accumulated other comprehensive income and into the condensed consolidated statements of income were as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2022	2021	2022	2021
Description					Line Item in Statements of Income
Cash flow hedges (Note 18)
Loss (gains) on cash flow hedges	$(1,697)	$33	$(2,769)	$57	Costs of products sold
Tax expense (benefit)	480	(22)	792	(73)	Income tax provision
Net of tax	(1,217)	11	(1,977)	(16)

Loss (gains) on interest rate swaps	(9)	22	11	43	Interest expense
Tax benefit	—	(8)	—	(15)	Income tax provision
Net of tax	(9)	14	11	28
Total cash flow hedges	(1,226)	25	(1,966)	12

Retirement plan obligations (Note 11)
Amortization of deferred benefit pension plans
Prior service costs	11	12	22	24	Other, net
Actuarial losses	164	199	331	398	Other, net
	175	211	353	422
Tax benefit	(49)	(14)	(101)	(87)	Income tax provision
Net of tax	126	197	252	335
Amortization of deferred benefit other plans
Prior service costs (credits)	26	(59)	52	(117)	Other, net
Actuarial losses	—	12	—	24	Other, net
	26	(47)	52	(93)
Tax expense	—	—	—	—	Income tax provision
Net of tax	26	(47)	52	(93)
Total reclassifications, net of tax	$(1,074)	$175	$(1,662)	$254

10.STOCK-BASED COMPENSATION
On May 5, 2022, upon Board and shareholder approval, the Glatfelter Corporation 2022 Long-Term Incentive Plan became effective and is a successor plan to the P. H. Glatfelter Amended and Restated Long-Term Incentive Plan (collectively, the “LTIP”). The LTIP continues to provide for the issuance of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. Furthermore, the LTIP increases the number shares previously available for issuance by 1,400,000 shares. As of June 30, 2022, there were 2,670,523 shares of common stock available for future issuance under the LTIP.
Pursuant to terms of the LTIP, we have issued to eligible participants restricted stock units (“RSUs”), performance share awards (“PSAs”) and stock-only stock appreciation rights.

In 2022, we issued awards to employees of RSUs and PSAs under our LTIP. In 2022, 40% of fair value of the awards granted were RSUs, which vest based on the passage of time, generally over a graded three-year period or, in certain instances, the RSUs were cliff vesting after one or three years. In addition, some awards vest over one year or less depending upon the retirement eligibility of the grantees in the LTIP. The remaining 60% of the fair value of the awards granted in 2022 were PSAs. The PSAs awarded in 2022 vest based on either the achievement of cumulative financial performance targets covering a two-year period or based on the three-year total shareholder return relative to a broad market index. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. For RSUs, the grant date fair value of the awards, or the closing price per common share on the date of the award, is used to determine the amount of expense to be recognized over the applicable service period. For PSAs, the grant date fair value is estimated using a lattice model. The significant inputs include the stock price, volatility, dividend yield, and risk-free rate of return. Settlement of RSUs and PSAs will be made in shares of our common stock currently held in treasury.
The following table summarizes RSU and PSA activity during periods indicated:

Units	2022	2021
Balance at January 1,	1,111,382	1,071,652
Granted	718,668	352,763
Forfeited	(215,656)	(98,012)
Shares delivered	(305,739)	(196,637)
Balance at June 30,	1,308,655	1,129,766
The amount granted in 2022 and 2021 includes 341,429 and 162,480, respectively, of PSAs exclusive of reinvested dividends.
The following table sets forth aggregate RSU and PSA compensation expense included in continuing operations for the periods indicated:

	June 30,
In thousands	2022	2021
Three months ended	$1,509	$1,329
Six months ended	$2,418	$2,537
Stock-Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. All SOSARs are vested and have a term of ten years. No SOSARs were awarded since 2016.
The following table sets forth information related to outstanding SOSARs:

	2022		2021
	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	1,079,113	$20.42	1,082,413	$20.40
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled / forfeited	(145,440)	15.61	—	—
Outstanding at June 30,	933,673	$21.17	1,082,413	$20.40

11.RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans included in continuing operations.

	Three months ended June 30,		Six months ended June 30,
In thousands	2022	2021	2022	2021
Pension Benefits
Service cost	$—	$—	$—	$—
Interest cost	179	273	414	523
Amortization of prior service cost	11	12	22	24
Amortization of actuarial loss	164	199	331	398
Total net periodic benefit expense	$354	$484	$767	$945

Other Benefits
Service cost	$—	$7	$—	$14
Interest cost	32	32	65	64
Amortization of prior service cost (credit)	26	(59)	52	(117)
Amortization of actuarial loss	—	12	—	24
Total net periodic benefit expense (income)	$58	$(8)	$117	$(15)
12.INCOME TAXES
Income taxes are recognized for the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
For the six months ended June 30, 2022, we had pretax loss from continuing operations of $124.2 million and income tax benefit of $13.5 million. The income tax benefit includes $19.2 million of deferred tax benefit associated with the asset impairment charge and related bad debt and inventory reserves (refer to Note 6). Absent these charges, the Company had pre-tax loss of $2.9 million and income tax expense of $5.7 million, which was unfavorably impacted by the jurisdictional mix of pretax results among the Company and its subsidiaries, primarily by the pretax losses in the U.S. which generated no tax benefit.
For the six months ended June 30, 2022, we recorded an increase in our federal valuation allowance of $4.5 million against our net deferred tax assets. In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of the evidence indicated it is more likely than not that the deferred assets will not be realized.
As of June 30, 2022 and December 31, 2021, we had $56.8 million and $55.7 million, respectively, of gross unrecognized tax benefits. As of June 30, 2022, if such benefits were to be recognized, approximately $53.0 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.
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
The following table summarizes information included in continuing operations related to interest on uncertain tax positions:

	Six months ended June 30,
In millions	2022	2021
Interest expense	$0.8	$0.4

	June 30, 2022	December 31, 2021
Accrued interest payable	$4.7	$3.9
Accrued penalties	3.0	3.0

13.INVENTORIES
Inventories, net of reserves, were as follows:

In thousands	June 30, 2022	December 31, 2021
Raw materials	$100,129	$87,448
In-process and finished	153,224	139,058
Supplies	54,259	53,014
Total	$307,612	$279,520

14.GOODWILL AND OTHER INTANGIBLE ASSETS
The following table sets forth changes in the amounts of goodwill and other intangible assets recorded by each of our segments during the periods indicated:

In thousands	December 31, 2021	Impairment	Purchase price allocation adjustment	Translation	June 30, 2022
Goodwill
Composite Fibers	$78,438	$(56,062)	$—	$(1,968)	$20,408
Airlaid Materials	109,486	—	—	(6,105)	103,381
Spunlace	48,241	—	(500)	(3,242)	44,499
Total	$236,165	$(56,062)	$(500)	$(11,315)	$168,288
Other Intangible Assets	December 31, 2021	Impairment	Amortization	Translation	June 30, 2022
Composite Fibers
Tradename - non-amortizing	$3,601	$(3,530)	$—	$(71)	$—

Technology and related	38,614	(37,823)	—	(791)	—
Accumulated amortization	(19,224)	19,380	(424)	268	—
Net	19,390	(18,443)	(424)	(523)	—

Customer relationships and related	34,739	(34,046)	—	(693)	—
Accumulated amortization	(22,104)	22,351	(587)	340	—
Net	12,635	(11,695)	(587)	(353)	—

Airlaid Materials
Tradename	4,485	—	—	(1,133)	3,352
Accumulated amortization	(603)	—	(88)	63	(628)
Net	3,882	—	(88)	(1,070)	2,724

Technology and related	17,825	—	—	(756)	17,069
Accumulated amortization	(4,552)	—	(587)	387	(4,752)
Net	13,273	—	(587)	(369)	12,317

Customer relationships and related	44,585		—	(2,038)	42,547
Accumulated amortization	(10,512)	—	(1,864)	895	(11,481)
Net	34,073	—	(1,864)	(1,143)	31,066

Spunlace
Products and Tradenames	27,623		—	(1,638)	25,985
Accumulated amortization	(253)	—	(801)	343	(711)
Net	27,370	—	(801)	(1,295)	25,274

Technology and related	14,547		—	(862)	13,685
Accumulated amortization	(202)	—	(676)	335	(543)
Net	14,345	—	(676)	(527)	13,142

Customer relationships and related	28,003		—	(1,660)	26,343
Accumulated amortization	(268)	—	(846)	344	(770)
Net	27,735	—	(846)	(1,316)	25,573

Total intangibles	214,022	(75,399)	—	(9,642)	128,981
Total accumulated amortization	(57,718)	41,731	(5,873)	2,975	(18,885)
Net intangibles	$156,304	$(33,668)	$(5,873)	$(6,667)	$110,096

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
The following table sets forth information related to our leases as of the periods indicated.

Dollars in thousands	June 30, 2022	December 31, 2021
Right of use asset	$26,275	$27,186
Weighted average discount rate	2.97%	3.31%
Weighted average remaining maturity (years)	21.2	26.0
The following table sets forth operating lease expense for the periods indicated:

	Six months ended June 30,
In thousands	2022	2021
Three months ended	$1,499	$1,452
Six months ended	$2,920	$2,799
The following table sets forth required remaining future minimum lease payments during the years indicated:

In thousands
2022	$2,988
2023	3,606
2024	2,742
2025	2,350
2026	2,270
Thereafter	22,416

16.LONG-TERM DEBT
Long-term debt is summarized as follows:

In thousands	June 30, 2022	December 31, 2021
Revolving credit facility, due Sep 2026	$81,161	$10,000
4.750% Senior Notes, due Oct 2029	500,000	500,000
Term loan, due Feb 2024	194,237	218,026
2.40% Term Loan, due Jun 2022	—	809
2.05% Term Loan, due Mar 2023	4,158	7,556
1.30% Term Loan, due Jun 2023	1,484	2,427
1.55% Term Loan, due Sep 2025	4,137	5,204
1.10% Term Loan, due Mar 2024	6,610	9,267
0.57% Term Loan, due Jul 2023	20,774	22,652
Total long-term debt	812,561	775,941
Less current portion	(22,117)	(26,437)
Unamortized deferred issuance costs	(11,418)	(11,429)
Long-term debt, net of current portion	$779,026	$738,075

On September 2, 2021, we entered into a restatement agreement as part of a Fourth Amended and Restated $400 million Revolving Credit Facility and a €220.0 million Term Loan (collectively, the “Credit Agreement”) which matures September 6, 2026 and February 8, 2024, respectively.
On May 9, 2022, we entered into an amendment to the Credit Agreement. The amendment: i) increases the permitted maximum ratio of consolidated total net debt to consolidated adjusted EBITDA (“leverage ratio”); ii) increases the maximum interest rate borrowing margin to be applied to the applicable index by 25 basis points; and iii) pledges as collateral substantially all domestic assets to secure obligations owed under the Credit Agreement. As amended, we are obligated to maintain a maximum ratio of consolidated total net debt to consolidated adjusted EBITDA of 6.75 to 1.0 until the quarter ended December 31, 2023, after which the maximum leverage ratio steps down to 4.0 to 1.0.
The Credit Agreement also contains covenants requiring a minimum interest coverage ratio and provisions limiting our ability to, among other things, (i) incur debt and guaranty obligations, (ii) incur liens, (iii) make loans, advances, investments and acquisitions, (iv) merge or liquidate, (v) sell or transfer assets, (vi) incur additional indebtedness
As of June 30, 2022, the leverage ratio calculated in accordance with the definition in our Credit Agreement was 5.3x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Agreement, among which are the termination of the agreement and the repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement.
Glatfelter Corporation guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these condensed consolidated financial statements.
Letters of credit issued to us by certain financial institutions totaled $6.7 million as of June 30, 2022 and December 31, 2021. The letters of credit, which reduce amounts available under our Revolving Credit Facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program and for performance of certain remediation activity related to the Fox River matter. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

17.FAIR VALUE OF FINANCIAL INSTRUMENTS
The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their respective fair value. The following table sets forth carrying value and fair value of long-term debt:

	June 30, 2022		December 31, 2021
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$81,161	$81,161	$10,000	$10,000
4.750% Senior Notes, due Oct. 2029	500,000	348,750	500,000	516,875
Term loan, due Feb. 2024	194,237	194,237	218,026	218,026
2.40% Term Loan	—	—	809	813
2.05% Term Loan	4,158	4,162	7,556	7,616
1.30% Term Loan	1,484	1,477	2,427	2,433
1.55% Term Loan	4,137	4,047	5,204	5,234
1.10% Term Loan	6,610	6,514	9,267	9,252
0.57% Term Loan	20,774	20,484	22,652	22,657
Total	$812,561	$660,832	$775,941	$792,906
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
Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of June 30, 2022, the maturity of currency forward contracts ranged from one month to 18 months.
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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	June 30, 2022	December 31, 2021
Derivative
Sell/Buy - sell notional
Euro / British Pound	22,083	18,823
U.S. Dollar / British Pound	27,221	16,205
U.S. Dollar / Euro	3,402	658

Sell/Buy - buy notional
Euro / Philippine Peso	965,540	896,291
British Pound / Philippine Peso	1,303,213	1,121,183
Euro / U.S. Dollar	107,614	108,467
U.S. Dollar / Canadian Dollar	36,493	36,904
On June 15, 2022, we terminated a €180 million notional value floating-to-fixed interest rate swap agreement with certain financial institutions that was entered into in October 2019 and was to mature in December 2022. During the life of the swap, we paid a fixed interest rate of the applicable margin plus 0.0395% on €180 million of the underlying variable rate term loan. We received the greater of 0.00% or EURIBOR. At termination, we recognized a deferred gain of $0.4 million that will be amortized into interest expense through December 2022.
Derivatives Designated as Hedging Instruments – Net Investment Hedge The €220 million Term Loan discussed in Note 16 – “Long-Term Debt” is designated as a net investment hedge of our Euro functional currency foreign subsidiaries. During the first six months of 2022 and 2021, we recognized a pre-tax gain of $15.7 million and $7.8 million, respectively, on the remeasurement of the term loan from changes in currency exchange rates. Such amounts are recorded as a component of Other Comprehensive Income (Loss).
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
The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	June 30, 2022	December 31, 2021
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	29,450	26,600
British Pound / Euro	2,800	3,400
U.S. Dollar / Swiss Franc	7,960	2,180
British Pound / Swiss Franc	2,290	1,025
Euro / Swiss Franc	6,520	2,750
Euro / U.S. Dollar	6,400	11,000

Sell/Buy - buy notional
Euro / U.S. Dollar	2,700	20,900
British Pound / Euro	15,300	5,300
These contracts have maturities of one month from the date originally entered into.
Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$7,151	$3,197	$2,037	$288
Interest rate swap	—	—	—	44

Not designated as hedging:
Forward foreign currency exchange contracts	$822	701	$1,124	$116
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
The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended June 30,		Six months ended June 30,
In thousands	2022	2021	2022	2021
Designated as hedging:
Forward foreign currency exchange contracts:
Cost of products sold	$(1,697)	$(33)	$(2,769)	$(57)
Interest expense	(9)	22	11	43

Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$1,289	$433	$1,729	$703
The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance-sheet item.
A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss), before taxes, is as follows:

In thousands	2022	2021
Balance at January 1,	$2,889	$(3,460)
Deferred gains on cash flow hedges	6,565	4,117
Reclassified to earnings	(2,758)	14
Balance at June 30,	$6,696	$671
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
Cost estimates Our remaining obligations under the OU1 consent decree consist of long-term monitoring and maintenance. Furthermore, we are primarily responsible for long-term monitoring and maintenance in OU2-OU4a over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. In 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. We are obligated to make the regular payments under that fixed-price contract until the remaining amount due is less than the OU1 escrow account balance. We are permitted to pay for this contract using the remaining balance of the escrow account established by us and WTM I Company (“WTM I”) another PRP, under the OU1 consent decree during any period that the balance in the escrow account exceeds the amount due under our fixed-price contract. As of June 30, 2022, the balance in the escrow is less than amounts due under the fixed-price contract by approximately $1.3 million. Our obligation to pay this difference is secured by a letter of credit.
At June 30, 2022, the escrow account balance totaled $8.7 million which is included in the condensed consolidated balance sheet under the caption “Other assets.”
Under the consent decree, we are responsible for reimbursement of government oversight costs paid from October 2018 and later over approximately the next 30 years. We anticipate that oversight costs will decline as activities at the site have transitioned from remediation to long-term monitoring and maintenance.
Reserves for the Site Our reserve for past and future government oversight costs and long-term monitoring and maintenance totaled $14.8 million at June 30, 2022, of which $2.2 million is recorded in the accompanying June 30, 2022 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $12.6 million is recorded under the caption “Other long-term liabilities.”
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

20.SEGMENT INFORMATION
The following tables set forth financial and other information by segment for the period indicated:

	Three months ended June 30,		Six months ended June 30,
Dollars in thousands	2022	2021	2022	2021
Net Sales
Composite Fibers	$123,338	$141,598	$259,167	$282,847
Airlaid Material	143,708	103,313	293,172	187,738
Spunlace	96,917	—	193,304	—
Total	$363,963	$244,911	$745,643	$470,585

Operating income (loss)
Composite Fibers	$5,779	$11,063	$5,444	$27,128
Airlaid Material	11,944	8,431	24,165	15,628
Spunlace	(1,808)	—	(3,380)	—
Other and unallocated	(6,991)	(11,371)	(133,194)	(17,314)
Total	$8,924	$8,123	$(106,965)	$25,442

Depreciation and amortization
Composite Fibers	$4,796	$7,000	$11,315	$13,981
Airlaid Material	7,542	6,767	15,171	12,615
Spunlace	2,945	—	5,859	—
Other and unallocated	1,169	966	2,591	1,870
Total	$16,452	$14,733	$34,936	$28,466

Capital expenditures
Composite Fibers	$4,131	$2,882	$10,258	$5,655
Airlaid Material	2,064	1,297	5,532	3,036
Spunlace	1,801	—	3,886	—
Other and unallocated	2,353	1,653	3,021	2,520
Total	10,349	5,832	$22,697	$11,211

Tons shipped (metric)
Composite Fibers	24,246	34,471	52,457	68,611
Airlaid Material	40,681	34,315	83,733	63,179
Spunlace	19,358	—	40,094	—
Total	84,285	68,786	176,284	131,790
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
i.risks related to the military conflict between Russia and Ukraine and its impact on our production, sales, supply chain, cost of energy, and availability of energy due to potential natural gas supply issues into Europe from the Nord Stream 1 pipeline;
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
iv.risks associated with our ability to increase selling prices quickly or sufficiently enough to recover rapid cost inflation in our raw materials, energy, freight and other costs;
v.variations in demand for our products, including the impact of unplanned market-related downtime, variations in product pricing, or product substitution;
vi.the impact of competition, changes in industry production capacity, including the construction of new facilities or new machines, the closing of facilities and incremental changes due to capital expenditures or productivity increases;
vii.risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;
viii.our ability to develop new, high value-added products;
ix.changes in the price or availability of raw materials we use, particularly woodpulp, pulp substitutes, synthetic pulp, other specialty fibers and abaca fiber;
x.changes in energy-related prices and commodity raw materials with an energy component;
xi.the impact of unplanned production interruption at our facilities or at any of our key suppliers;
xii.disruptions in production and/or increased costs due to labor disputes;
xiii.the gain or loss of significant customers and/or on-going viability of such customers;
xiv.the impact of war and terrorism;
xv.the impact of unfavorable outcomes of audits by various state, federal or international tax authorities or changes in pre-tax income and its impact on the valuation of deferred taxes;
xvi.enactment of adverse state, federal or foreign tax or other legislation or changes in government legislation, policy or regulation; and
xvii.our ability to finance, consummate and integrate acquisitions, including our acquisitions of Mount Holly and Jacob Holm.
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
RESULTS OF OPERATIONS
Six months ended June 30, 2022 versus the six months ended June 30, 2021
Overview For the first six months of 2022, we reported a loss from continuing operations of $110.8 million, or $2.47 per share compared with income of $9.9 million and $0.22 per diluted share in the year earlier period. The following table sets forth summarized consolidated results of operations:

	Six months ended June 30,
In thousands, except per share	2022	2021
Net sales	$745,643	$470,585
Gross profit	69,062	74,850
Operating income (loss)	(106,965)	25,442
Continuing operations
Income (loss)	(110,750)	9,886
Earnings per share	(2.47)	0.22
Net income (loss)	(110,379)	9,804
Earnings per share	(2.46)	0.22
The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect the impact of a number of significant items including a goodwill and other asset impairment charge related to our Dresden operations and Composite Fibers segment, strategic initiatives, corporate headquarters relocation and cost optimization, among others. On an adjusted earnings basis, a non-GAAP measure, we had a loss from continuing operations of $7.8 million, or $0.17 per share for the first six months of 2022, compared with income of $16.5 million, or $0.37 per diluted share, a year ago.
Our operating results for the first six months of 2022 reflect: i) the impact of Russia/Ukraine military conflict which commenced on February 24, 2022 and the compounding impacts, including sanctions on the sale of certain products into Russia, adversely impacted sales, prices paid for energy, production and collection of receivables and resulted in the recording of a $117.3 million asset impairment charge; ii) the completion of two significant acquisitions in 2021, which collectively added $246.9 million of net sales; iii) the adverse impact of significant inflationary pressures, particularly energy costs, which outpaced our efforts to realize higher selling prices; and iv) interest expense increased reflecting the acquisition financing.
In addition to the results reported in accordance with GAAP, we evaluate our performance using adjusted earnings and adjusted earnings per share. We disclose this information to allow investors to evaluate our performance exclusive of certain items that impact the comparability of results from period to period, and we believe it is helpful in understanding underlying operating trends and cash flow generation.
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
Coronavirus Aid, Relief, and Economic Security (CARES) Act 2020. This adjustment reflects taxes recorded in connection with passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) related to provisions that modified the “net operating loss” provisions of previous law to allow certain losses to be carried back five years.
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
The following table sets forth the reconciliation of net income to adjusted earnings for the period indicated:

	Six months ended June 30,
	2022		2021
In thousands, except per share	Amount	EPS	Amount	EPS
Net income (loss)	$(110,379)	$(2.46)	$9,804	$0.22
Exclude: Loss (income) from discontinued operations, net of tax	(371)	(0.01)	82	—
Income (loss) from continuing operations	(110,750)	(2.47)	9,886	0.22
Adjustments (pre-tax):
Goodwill and other asset impairment charges (1)	117,349		—
Russia/Ukraine conflict charges (2)	3,948		—
Strategic initiatives (3)	2,488		8,434
Corporate headquarters relocation	223		361
Cost optimization actions (4)	941		—
Timberland sales and related costs	(2,962)		(2,403)
Total adjustments (pre-tax)	121,987		6,392
Income taxes (5)	(19,167)		31
CARES Act of 2020 tax provision (6)	175		183
Total after-tax adjustments	102,995	2.30	6,606	0.15
Adjusted earnings (loss) from continuing operations	$(7,755)	$(0.17)	$16,492	$0.37
(1)Reflects goodwill impairment charge of $56.1 million and other asset impairment charges of $61.3 million. Refer to Note 6, Goodwill and Other Asset Impairment, for details of this item.
(2)Reflects bad debt expense charges of $2.9 million and inventory reserves charges $1.0 million. Refer to Note 6, Goodwill and Other Asset Impairment, for details of this item.
(3)For 2022, primarily reflects professional services fees (including legal, audit, valuation specialists and consulting) of $1.7 million, employee separation and other costs of $0.8 million and other costs, all of which are directly related to acquisitions. For 2021, primarily reflects professional services fees related to acquisitions (including legal, audit and valuation specialists) of $7.1 million, employee separation and other costs of $0.6 million, inventory valuation step-up costs of $0.5 million and other costs, all of which are directly related to acquisitions.
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
(6)Reflects the tax effect of applying certain provisions of the CARES Act of 2020.

Segment Financial Performance

	Six months ended June 30,
Dollars in thousands	2022	2021
Net Sales
Composite Fibers	$259,167	$282,847
Airlaid Material	293,172	187,738
Spunlace	193,304	—
Total	$745,643	$470,585

Operating income (loss)
Composite Fibers	$5,444	$27,128
Airlaid Material	24,165	15,628
Spunlace	(3,380)	—
Other and unallocated	(133,194)	(17,314)
Total	$(106,965)	$25,442

Depreciation and amortization
Composite Fibers	$11,315	$13,981
Airlaid Material	15,171	12,615
Spunlace	5,859	—
Other and unallocated	2,591	1,870
Total	$34,936	$28,466

Capital expenditures
Composite Fibers	$10,258	$5,655
Airlaid Material	5,532	3,036
Spunlace	3,886	—
Other and unallocated	3,021	2,520
Total	$22,697	$11,211

Tons shipped (metric)
Composite Fibers	52,457	68,611
Airlaid Material	83,733	63,179
Spunlace	40,094	—
Total	176,284	$131,790
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

Sales and Costs of Products Sold

	Six months ended June 30,
In thousands	2022	2021	Change
Net sales	$745,643	$470,585	$275,058
Costs of products sold	676,581	395,735	280,846
Gross profit	$69,062	$74,850	$(5,788)
Gross profit as a percent of Net sales	9.3%	15.9%
The following table sets forth the contribution to consolidated net sales by each segment:

	Six months ended June 30,
Percent of Total	2022	2021
Segment
Composite Fibers	34.8%	60.1%
Airlaid Materials	39.3	39.9
Spunlace	25.9	—
Total	100.0%	100.0%
Net sales totaled $745.6 million and $470.6 million in the first six months of 2022 and 2021, respectively. Net sales for Composite Fibers and Airlaid Materials (including Mount Holly) decreased by 2.0% and increased by 63.7%, respectively, on a constant currency basis. The Spunlace segment, formed in connection with the Jacob Holm acquisition, had net sales of approximately $193.3 million in the first six months of 2022.
Composite Fibers’ net sales decreased $23.7 million or 8.4% in the first six months of 2022, compared to the year-ago quarter. Wallcover shipments were below prior year by 49% due to lower shipments to customers in Russia and Ukraine, resulting from the continuation of the military conflict in this region and prohibition of the export of sanctioned wallcover base paper and tea filter products to Russia. Lower shipments were partially offset by higher selling prices of $32.0 million. Currency translation was unfavorable $18.0 million.

Composite Fibers had operating income of $5.4 million in the first six months of 2022 compared with $27.1 million in the year-ago period. Higher selling prices and energy surcharges of $32.0 million fell $14.0 million short of recovering continued inflation in energy and raw material. Lower shipments and market related downtime, primarily in our Dresden facility, negatively impacted results by $12.2 million. The impact of currency and related hedging positively impacted earnings by $4.5 million. The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart (presented in millions):

Airlaid Materials’ net sales increased $105.4 million in the year-over-year comparison driven by higher shipments in all major product categories and higher selling prices from cost-pass-through arrangements with customers. Shipments were 32.5% higher driven by strong growth in the tabletop, wipes, and hygiene product categories, including the benefit from a full six months of Mount Holly in 2022. Currency translation was $14.1 million unfavorable.
Airlaid Materials’ operating income, for the first six months of 2022, of $24.2 million was $8.5 million higher than the same period in 2021. Higher shipments and product mix positively impacted results by $11.9 million. Selling price increases of $36.4 million was $2.4 million short of offsetting the higher raw material prices and energy inflation costs. Operations were favorable $1.6 million driven by higher production, which offset other general inflationary pressures. The impact of currency and related hedging negatively impacted earnings by $2.5 million. The primary drivers are summarized in the following chart (presented in millions):

Spunlace net sales for the first six months were approximately $193.3 million. An operating loss of $3.4 million was mainly driven by higher raw material and energy costs only partially offset by higher selling prices and energy surcharges.
Asset Impairment During the first quarter of 2022, in connection with an assessment of potential impairment of long-lived and indefinite-lived intangible assets stemming from the compounding impacts resulting from the Russia/Ukraine military conflict and related sanctions, we recorded a $117.3 million non-cash asset impairment charge related to Composite Fibers' Dresden facility and an impairment of Composite Fibers' goodwill. Dresden is a single-line facility that produces wallcover base paper, the majority of which is directly sold into the Russian and Ukrainian markets. As a direct result of the economic impacts from the conflict, including disruptions in the underlying financial systems and prohibition of the export of sanctioned wallcover base paper to Russia, management expects a significant reduction in wallcover revenues and associated cash flows for the foreseeable future. In addition, the conflict is expected to significantly impact energy prices and also impact other Composite Fibers products that are subject to export sanctions into Russia. During the year ended December 31, 2021, we had total net sales of wallcover and other products to customers in Russia and Ukraine totaling approximately $95 million. We do not expect significant sales to customers in this region for the foreseeable future as a result of the military conflict, its impact on Ukrainian customers, and the economic sanctions on sales of certain products to customers in Russia. Accordingly, a charge was recorded to reduce the carrying value of the Dresden fixed assets and intangible assets (technological know-how, customer relationships, and an indefinite-lived trade name), along with Composite Fiber's goodwill to fair value.
In addition, as a result of economic sanctions and disruptions to the financial markets, certain customers are not able to satisfy outstanding accounts receivables. As such, during the first quarter of 2022, we recognized bad debt expense of approximately $2.9 million directly related to Russian and Ukrainian customers which is included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income for the six months ended June 30, 2022. At June 30, 2022, we had accounts receivable, net of reserves, from customers in this region totaling approximately $2.6 million which we expect to collect in normal course. However, if circumstances change such that some customers are unable to satisfy their obligations, we may be required to recognize additional bad debt expense in future periods. Furthermore, during the first quarter of 2022, we increased inventory reserves by approximately $1.0 million, primarily related to wallcover products. The charge related to inventory reserves is included in “Cost of products sold” in the accompanying condensed consolidated statements of income for the six months ended June 30, 2022. Substantially all other products which we will no longer be able to export to Russia due to sanctions can be sold to existing customers outside the Russia/Ukraine region.
Other and Unallocated The amount of operating expense not allocated to a reporting segment in the Segment Financial Information totaled $133.2 million in the first six months of 2022 compared with $17.3 million in the same period a year ago. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the first six months of 2022 decreased $0.3 million compared to the same period in 2021.
Income taxes In the first six months of 2022, our loss from continuing operations totaled $124.2 million and we recorded an income tax benefit of $13.5 million. On adjusted pre-tax loss of $2.3 million, income tax provision was $5.5 million in the first six months of 2022, which primarily related to reserves for uncertain tax positions and valuation allowances for losses for which no tax benefit could be recognized. The comparable amounts in the first six months of 2021 were adjusted pre-tax income of $27.5 million and income tax expense of $11.0 million, respectively.
Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom, Spain, and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany, France and Spain, it is the euro, in the UK, it is the British pound sterling, and in the Philippines the functional currency is the peso. On an annual basis, our euro denominated net sales exceeds euro expenses by an estimated €150 million. For the first six months of 2022, the average currency exchange rate was 1.09 dollar/euro compared with 1.20 in the same period of 2021. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first six months of 2022.

In thousands	Six months ended June 30,
Favorable (unfavorable)
Net sales	$(32,135)
Costs of products sold	31,774
SG&A expenses	2,010
Income taxes and other	241
Net loss	$1,890

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2022 were the same as 2021. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Three months ended June 30, 2022 versus the three months ended June 30, 2021
Overview For the second quarter of 2022, we reported loss from continuing operations of $2.5 million, or $0.05 per share compared with income of $1.5 million and $0.03 per diluted share in the year earlier period. The following table sets forth summarized consolidated results of operations:

	Three months ended June 30,
In thousands, except per share	2022	2021
Net sales	$363,963	$244,911
Gross profit	37,397	35,554
Operating income	8,924	8,123
Continuing operations:
Income (loss)	(2,460)	1,492
Earnings per share	(0.05)	0.03
Net income (loss)	(2,052)	1,410
Earnings per share	(0.05)	0.03
The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect the impact of significant items including strategic initiatives and corporate headquarters relocation costs, among others. On an adjusted earnings basis, a non-GAAP measure, we had a loss from continuing operations of $1.6 million, or $0.04 per share for the second quarter of 2022, compared with income of $8.0 million, or $0.18 per diluted share, a year ago.
Our second quarter of 2022 operating results reflect: i) the continuation of the compounding impacts of the Russia/Ukraine military conflict commencing on February 24, 2022 including the adverse impact of the prohibition of the export of sanctioned products into Russia; ii) the completion of two significant acquisitions in 2021, which collectively added $123.2 million of net sales; iii) the adverse impact of significant inflationary pressures, particularly energy costs, which outpaced our efforts to realize higher selling prices; and iv) interest expense increased reflecting the acquisition financing.
The following table sets forth the reconciliation of net income to adjusted earnings for the period indicated:

	Three months ended June 30,
	2022		2021
In thousands, except per share	Amount	EPS	Amount	EPS
Net income (loss)	$(2,052)	$(0.04)	$1,410	$0.03
Exclude: Income from discontinued operations, net of tax	(408)	(0.01)	82	—
Income (loss) from continuing operations	(2,460)	(0.05)	1,492	0.03
Adjustments (pre-tax):
Strategic initiatives (1)	653		7,831
Corporate headquarters relocation	135		206
Timberland sales and related costs	—		(1,553)
Total adjustments (pre-tax)	788		6,484
Income taxes (2)	(20)		(50)
CARES Act of 2020 tax provision (3)	96		90
Total after-tax adjustments	864	0.01	6,524	0.15
Adjusted earnings (loss) from continuing operations	$(1,596)	$(0.04)	$8,016	$0.18
(1)For 2022, primarily reflects professional services fees (including legal, audit, valuation specialists and consulting) of $0.5 million, employee separation and other costs of $0.4 million and other costs, all of which are directly related to acquisitions. For 2021, reflects professional services fees related to acquisitions (including transaction advisory, legal, audit and valuation specialists) of $6.5 million, employee separation and other costs of $0.6 million, inventory valuation step-up costs of $0.5 million and other costs all of which are directly related to acquisitions.
(2)Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated. For items originating in the U.S., no tax effect is recognized due to the previously established valuation allowance on the net deferred tax assets.
(3)Reflects the tax effect of applying certain provisions of the CARES Act of 2020.

Segment Financial Performance

	Three months ended June 30,
Dollars in thousands	2022	2021
Net sales
Composite Fibers	$123,338	$141,598
Airlaid Material	143,708	103,313
Spunlace	96,917	—
Total	$363,963	$244,911

Operating income (loss)
Composite Fibers	$5,779	$11,063
Airlaid Material	11,944	8,431
Spunlace	(1,808)	—
Other and unallocated	(6,991)	(11,371)
Total	$8,924	$8,123

Depreciation and amortization
Composite Fibers	$4,796	$7,000
Airlaid Material	7,542	6,767
Spunlace	2,945	—
Other and unallocated	1,169	966
Total	$16,452	$14,733

Capital expenditures
Composite Fibers	$4,131	$2,882
Airlaid Material	2,064	1,297
Spunlace	1,801	—
Other and unallocated	2,353	1,653
Total	$10,349	$5,832

Tons shipped (metric)
Composite Fibers	24,246	34,471
Airlaid Material	40,681	34,315
Spunlace	19,358	—
Total	84,285	$68,786

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
Sales and Costs of Products Sold

	Three months ended June 30,
In thousands	2022	2021	Change
Net sales	$363,963	$244,911	$119,052
Costs of products sold	326,566	209,357	117,209
Gross profit	$37,397	$35,554	$1,843
Gross profit as a percent of Net sales	10.3%	14.5%
The following table sets forth the contribution to consolidated net sales by each segment:

	Three months ended June 30,
Percent of Total	2022	2021
Segment
Composite Fibers	33.9%	57.8%
Airlaid Materials	39.5	42.2
Spunlace	26.6	—
Total	100.0%	100.0%
Net sales totaled $364.0 million and $244.9 million in the second quarter of 2022 and 2021, respectively. Net sales for Composite Fibers and Airlaid Materials (including Mount Holly) decreased by 4.4% and increased by 47.7%, respectively, on a constant currency basis. The Spunlace segment, formed in connection with the Jacob Holm acquisition, had net sales of approximately $96.9 million in the second quarter of 2022.
Composite Fibers’ net sales decreased $18.3 million or 12.9% in the second quarter of 2022, compared to the year-ago quarter. Higher selling prices of $14.4 million were more than offset by lower shipments of 29.7%. Wallcover shipments were below prior year by 62% due to lower shipments to customers in Russia and Ukraine, resulting from the continuation of the geopolitical conflict in this region and prohibition of the export of sanctioned wallcover and tea filter products into Russia. Currency translation was unfavorable $12.0 million.

Composite Fibers had operating income for the second quarter of $5.8 million compared with $11.1 million operating income in the second quarter of 2021. Lower shipments and market-related downtime, primarily in our Dresden facility, negatively impacted results by $6.4 million. Higher selling prices and energy surcharges of $14.4 million fell $2.5 million short of fully recovering continued inflation in energy, raw material and freight of $16.9 million. The impact of currency and related hedging positively impacted earnings by $3.6 million mainly driven by weakening of the British Pound. The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart (presented in millions):

Airlaid Materials’ net sales increased $40.4 million in the year-over-year comparison driven by the Mount Holly acquisition, higher shipments in all major product categories, and higher selling prices from cost-pass-through arrangements with customers. Shipments were 18.6% higher driven by strong growth in the wipes, tabletop, and hygiene product categories. Currency translation was $8.9 million unfavorable.

Airlaid Materials’ second quarter operating income of $11.9 million was $3.5 million higher when compared to the second quarter of 2021. Higher shipments positively impacted results by $3.9 million. Selling price increases and energy surcharges of $18.0 million fully offset the higher raw material and energy costs which improved results by $0.8 million. Operations were slightly favorable by $0.3 million as higher production was mostly offset by general inflationary pressures. The impact of currency and related hedging negatively impacted earnings by $1.5 million due to a weakening Euro. The primary drivers are summarized in the following chart (presented in millions):

Spunlace net sales for the second quarter were approximately $96.9 million. An operating loss of $1.8 million was mainly driven by higher raw material and energy costs only partially offset by higher selling prices and energy surcharges.
Other and Unallocated The amount of operating expense not allocated to a reporting segment in the Segment Financial Information totaled $7.0 million in the second quarter of 2022 compared with $11.4 million in the same period a year ago. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the second quarter of 2022 increased $1.3 million compared to the second quarter of 2021.

Income taxes In the second quarter of 2022, our income from continuing operations totaled $0.8 million and we recorded an income tax provision of $3.3 million. On adjusted pre-tax income of $1.6 million, the income tax expense was $3.2 million in the second quarter of 2022, which primarily related to reserves for uncertain tax positions and valuation allowances for losses for which no tax benefit could be recognized. The comparable amounts in the same quarter of 2021 were adjusted pre-tax income of $12.0 million and income tax expense of $4.0 million, respectively.
Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom, Spain, and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany, France and Spain, it is the Euro, in the UK, it is the British pound sterling, and in the Philippines the functional currency is the peso. On an annual basis, our euro denominated net sales exceeds euro expenses by an estimated €150 million. For the three months ended June 30, 2022, the average currency exchange rate was 1.07 dollar/euro compared with 1.19 in the same period of 2021. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the second quarter of 2022.

In thousands	Three months ended June 30, 2022
Favorable (unfavorable)
Net sales	$(20,875)
Costs of products sold	21,553
SG&A expenses	1,384
Income taxes and other	190
Net loss	$2,252
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

LIQUIDITY AND CAPITAL RESOURCES
Our business requires significant expenditures for new or enhanced equipment, to support our research and development efforts, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Six months ended June 30,
In thousands	2022	2021
Cash, cash equivalents and restricted cash at the beginning of period	$148,814	$111,665
Cash provided (used) by
Operating activities	(79,535)	1,365
Investing activities	(18,136)	(181,136)
Financing activities	33,546	165,138
Effect of exchange rate changes on cash	(3,587)	(1,432)
Change in cash and cash equivalents from discontinued operations	(231)	(238)
Net cash used	(67,943)	(16,303)
Cash, cash equivalents and restricted cash at the end of period	80,871	95,362
Less: restricted cash in Prepaid and other current assets	(2,000)	(2,000)
Less: restricted cash in Other assets	(7,395)	(9,197)
Cash and cash equivalents at the end of period	$71,476	$84,165
At June 30, 2022, we had $71.5 million in cash and cash equivalents (“cash”) held by both domestic and foreign subsidiaries. Approximately 89.3% of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes.
Cash used by operating activities in the first six months of 2022 totaled $79.5 million compared with cash provided by operating activities of $1.4 million in the same period a year ago. The increase was primarily due to an increase in working capital usage, primarily accounts receivable, inventory and the termination of a factoring arrangement previously utilized by certain former Jacob Holm entities, an $11.5 million reduction in adjusted EBITDA, a $7.6 million increase in income taxes paid and a $13.0 million increase in interest paid.

Adjusted EBITDA	Six months ended June 30,
In thousands	2022	2021

Net income (loss)	$(110,379)	$9,804
Exclude: Income (loss) from discontinued operations, net of tax	(371)	82
Add back: Taxes on Continuing operations	(13,489)	11,211
Depreciation and amortization	34,936	28,466
Interest expense, net	15,479	3,272
EBITDA	(73,824)	52,835
Adjustments:
Goodwill and other asset impairment charges	117,349	—
Russia/Ukraine conflict charges	3,948	—
Strategic initiatives	2,488	8,434
Share-based compensation (1)	2,419	2,537
Corporate headquarters relocation	223	361
Cost optimization actions	589	—
Timberland sales and related costs	(2,962)	(2,403)
Adjusted EBITDA	$50,230	$61,764
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
Net cash used by investing activities was $18.1 million compared with $181.1 million in the same period a year ago. During the six months ended June 30, 2021, we used $172.3 million for the Mount. Holly acquisition. Capital expenditures totaled $22.7 million and $11.2 million for the six months ended June 30, 2022 and 2021, respectively, and are expected to be $45 million to $50 million, including $7 million to $8 million for Spunlace integration, for the full year 2022.
Net cash provided by financing activities totaled $33.5 million in the first six months of 2022 compared with $165.1 million in the same period of 2021. The change in financing activities primarily reflects a decrease in borrowings under our revolving credit agreement. In 2021, we used borrowings under the revolving credit facility to pay for the Mount Holly acquisition.
As discussed in Item 1 - Financial Information, Note - 16, our Credit Agreement contains a number of customary compliance covenants. As of June 30, 2022, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 5.3x, well within the maximum limit allowed under our Credit Agreement. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement. As discussed in Note 16 - “Long Term Debt,” on May 9, 2022, we amended our Credit Agreement to increase the maximum leverage ratio to 6.75 to 1.0 until the quarter ended December 31, 2023, after which the maximum ratio will step down to 4.0 to 1.0.
Details of our outstanding long-term indebtedness are set forth under Item 1 - Financial Statements – Note 16 -“Long-Term Debt."
Financing activities include cash used for common stock dividends. In the first six months of 2022 and 2021, we used $12.5 million and $12.0 million, respectively, of cash for dividends on our common stock. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
We are subject to various federal, state and local laws and regulations intended to protect the environment, as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.
At June 30, 2022, we had ample liquidity consisting of $71.5 million of cash on hand and $131.6 million of capacity under our revolving credit facility. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt.
Off-Balance-Sheet Arrangements As of June 30, 2022 and December 31, 2021, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					June 30, 2022
In thousands, except percentages	2022	2023	2024	2025	2026	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At variable interest rates	$272,541	$261,116	$255,403	$81,161	$54,700	$275,398	$275,398
At fixed interest rates – Term Loans	533,306	521,934	502,221	500,382	500,000	537,163	385,434
						$812,561	$660,832
Weighted-average interest rate
On variable rate debt	2.44%	2.44%	2.44%	2.44%	2.44%
On fixed rate debt – Term Loans	4.51%	4.58%	4.74%	4.75%	4.75%
The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of June 30, 2022. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At June 30, 2022, we had $812.6 million of long-term debt, of which 33.9% was at variable interest rates. Variable-rate debt represents borrowings under our credit agreement that accrues interest based on one-month U.S. Dollar LIBOR or one-month Euro LIBOR indexes, but in no event less than zero, plus the applicable margin. At June 30, 2022, the weighted-average interest rate paid was equal to 2.44%. A hypothetical 100 basis point increase in the interest rate on variable rate debt would increase annual interest expense by $1.6 million. In the event rates are 100 basis points lower, interest expense would be $0.5 million lower.
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
Long- and indefinite-lived Assets We evaluate the recoverability of our long- and indefinite-lived assets, including plant, equipment, timberlands, goodwill, and other intangible assets periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Goodwill is reviewed for impairment annually during the fourth quarter, or more frequently if impairment indicators are present.

The fair value of our reporting units, which are also our operating segments, is determined using a market approach and a discounted cash flow model. Our evaluations include a variety of qualitative factors and analyses based on estimates of future cash flows expected to be generated from the use of the underlying assets, trends or other determinants of fair value. If the value of an asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. Our Airlaid Materials segment’s fair value substantially exceeded its carrying value at the time of its last valuation performed in connection with the last annual impairment test in the fourth quarter of 2021. Our Composite Fibers segment, having performed its last valuation and having recognized a goodwill impairment in the first quarter of 2022, has a fair value that approximates its carrying value. Our Spunlace segment, which was formed in conjunction with the Jacob Holm acquisition on October 29, 2021, also has a fair value that approximates its carrying value. Both Composite Fibers’ and Spunlace’s fair value could be impacted by factors such as unexpected changes in inflation, significant disruptions in the delivery of energy to our sites, particularly in Europe, or the Company’s inability to continue to increase selling prices in response to inflationary pressures. Future adverse changes such as these or in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures Our Chief Executive Officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended June 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Approximately $95 million of our net sales in 2021, or 7.3% of our net sales in 2021, was earned from customers located in Russia and Ukraine. The geopolitical conditions resulting from the Russia/Ukraine military conflict, including government-imposed sanctions and the current macroeconomic climate in Russia and Ukraine, have adversely impacted both demand for our products and our ability to deliver products to this region, as well as, limited customers' access to financial resources and their ability to satisfy obligations to us. For example, as a direct result of the military conflict, economic sanctions, and the disruptions in the region’s financial systems, our management expects a significant reduction in wallcover revenues and cash flows, for the foreseeable future, from our facility located in Dresden, Germany that produces wallcover paper, a significant portion of which historically was sold into the Ukraine and Russian markets. Certain wallcover base paper, together with certain filtration products produced by our Composite Fibers segment, are subject to sanction restrictions and currently are unable to be sold into the Russian market. As a result, during the first six months of 2022, we recorded a $117.3 million non-cash asset impairment charge related to assets of our Dresden facility and an impairment of our Composite Fibers business' goodwill. Moreover, certain customers have not been able to satisfy outstanding accounts receivables and, as such, during the first six months of 2022, we recognized bad debt expense of approximately $2.9 million directly related to Russian and Ukrainian customers. At June 30, 2022, we had accounts receivable, net of reserves, from customers in this region totaling approximately $2.6 million which we expect to collect in normal course.
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

10.1	First Amendment to Fourth Amended and Restated Credit Agreement	Ex. 10.1 to Form 8-K filed May 10, 2022
10.2	Glatfelter Corporation 2022 Long-Term Incentive Plan	Ex. 99.1 to Form S-8 filed May 11, 2022
10.3	Form of Restricted Stock Unit Award Certificate (form effective as of May 5, 2022)
10.4	Form of Performance Share Award Certificate (form effective as of May 5, 2022)
10.5	Form of Restricted Stock Unit Award Certificate for CEO (form effective as of May 5, 2022)
10.6	Form of Performance Share Award Certificate for CEO (form effective as of May 5, 2022)
10.7	Form of Non-Employee Director Restricted Stock Unit Award Certificate (form effective as of May 5, 2022)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Extension Calculation Linkbase.
101.DEF	Inline XBRL Extension Definition Linkbase.
101.LAB	Inline XBRL Extension Label Linkbase.
101.PRE	Inline XBRL Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as an inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Glatfelter Corporation (Registrant)

August 2, 2022

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)