Form 10-Q
period 2022-09-30
Glatfelter Corp
filed 2022-11-03
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
Common Stock outstanding on October 31, 2022 totaled 44,796,505 shares.

GLATFELTER CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarterly Period Ended
September 30, 2022

PART I
Item 1 – Financial Statements
GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share	2022	2021	2022	2021

Net sales	$371,780	$279,651	$1,117,423	$750,236
Costs of products sold	334,396	241,294	1,010,977	637,029
Gross profit	37,384	38,357	106,446	113,207
Selling, general and administrative expenses	28,890	26,066	90,456	77,877
Goodwill and other asset impairment charges	42,541	—	159,890	—
Loss (gains) on dispositions of plant, equipment and timberlands, net	20	(2,235)	(2,868)	(4,638)
Operating income (loss)	(34,067)	14,526	(141,032)	39,968
Non-operating income (expense)
Interest expense	(8,139)	(2,061)	(23,673)	(5,364)
Interest income	92	21	147	52
Other, net	(2,220)	(876)	(4,015)	(1,949)
Total non-operating expense	(10,267)	(2,916)	(27,541)	(7,261)
Income (loss) from continuing operations before income taxes	(44,334)	11,610	(168,573)	32,707
Income tax provision (benefit)	4,920	3,551	(8,569)	14,762
Income (loss) from continuing operations	(49,254)	8,059	(160,004)	17,945

Discontinued operations:
Income (loss) before income taxes	(242)	(532)	129	(614)
Income tax provision	—	—	—	—
Income (loss) from discontinued operations	(242)	(532)	129	(614)
Net income (loss)	$(49,496)	$7,527	$(159,875)	$17,331

Basic earnings per share
Income (loss) from continuing operations	$(1.10)	$0.18	$(3.57)	$0.40
Loss from discontinued operations	(0.01)	(0.01)	—	(0.01)
Basic earnings (loss) per share	$(1.11)	$0.17	$(3.57)	$0.39

Diluted earnings per share
Income (loss) from continuing operations	$(1.10)	$0.18	$(3.57)	$0.40
Loss from discontinued operations	(0.01)	(0.01)	—	(0.01)
Diluted earnings (loss) per share	$(1.11)	$0.17	$(3.57)	$0.39

Weighted average shares outstanding
Basic	44,877	44,593	44,809	44,536
Diluted	44,877	44,939	44,809	44,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands	2022	2021	2022	2021
Net income (loss)	$(49,496)	$7,527	$(159,875)	$17,331

Foreign currency translation adjustments	(24,394)	(11,484)	(63,984)	(20,831)
Net change in:
Deferred gains on derivatives, net of taxes of $2,041, $(319), $4,670 and $(1,506), respectively	5,871	396	14,048	3,341
Unrecognized retirement obligations, net of taxes of $16, $(57), $50 and $(144), respectively	233	376	537	618
Other comprehensive loss	(18,290)	(10,712)	(49,399)	(16,872)
Comprehensive income (loss)	$(67,786)	$(3,185)	$(209,274)	$459
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

In thousands	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$95,335	$138,436
Accounts receivable, net	192,405	170,212
Inventories	320,059	279,520
Prepaid expenses and other current assets	56,950	48,398
Total current assets	664,749	636,566

Plant, equipment and timberlands, net	664,940	758,812
Goodwill	118,453	236,165
Intangible assets, net	104,753	156,304
Other assets	82,907	92,760
Total assets	$1,635,802	$1,880,607

Liabilities and Shareholders' Equity
Current portion of long-term debt	$38,604	$26,437
Short-term debt	10,065	22,843
Accounts payable	207,653	214,015
Dividends payable	—	6,237
Environmental liabilities	2,300	2,200
Other current liabilities	97,381	99,438
Total current liabilities	356,003	371,170

Long-term debt	770,165	738,075
Deferred income taxes	58,558	87,285
Other long-term liabilities	131,378	141,315
Total liabilities	1,316,104	1,337,845

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	59,792	64,779
Retained earnings	533,191	705,600
Accumulated other comprehensive loss	(129,703)	(80,304)
	463,824	690,619
Less cost of common stock in treasury	(144,126)	(147,857)
Total shareholders’ equity	319,698	542,762
Total liabilities and shareholders’ equity	$1,635,802	$1,880,607
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
In thousands	2022	2021
Operating activities
Net income (loss)	$(159,875)	$17,331
Loss (income) from discontinued operations, net of taxes	(129)	614
Adjustments to reconcile to net cash provided (used) by continuing operations:
Depreciation, depletion and amortization	50,482	44,176
Amortization of debt issue costs and original issue discount	1,420	478
Goodwill and other asset impairment charges	159,890	—
Inventory and accounts receivable charges	3,948	—
Deferred income tax benefit	(19,032)	(419)
Gains on dispositions of plant, equipment and timberlands, net	(2,868)	(4,638)
Share-based compensation	37	4,015
Change in operating assets and liabilities:
Accounts receivable	(42,890)	(19,304)
Inventories	(70,818)	(34,640)
Prepaid and other current assets	7,227	8,742
Accounts payable	17,702	19,815
Accruals and other current liabilities	(3,868)	4,689
Other	(5,579)	(2,362)
Net cash provided (used) by operating activities from continuing operations	(64,353)	38,497
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(30,084)	(18,519)
Proceeds from disposals of plant, equipment and timberlands, net	3,194	4,951
Acquisition, net of cash acquired	1,413	(172,331)
Other	(25)	(104)
Net cash used by investing activities from continuing operations	(25,502)	(186,003)
Financing activities
Proceeds from term loans	—	23,559
Repayment of term loans	(29,528)	(18,154)
Net borrowings under revolving credit facility	102,957	166,092
Payments of borrowing costs	(1,285)	(1,855)
Payments of dividends	(18,766)	(18,224)
Payments related to share-based compensation awards and other	(1,294)	(154)
Net cash provided by financing activities from continuing operations	52,084	151,264
Effect of exchange rate changes on cash	(6,760)	(4,082)
Net decrease in cash, cash equivalents and restricted cash	(44,531)	(324)
Decrease in cash, cash equivalents and restricted cash from discontinued operations	45	(481)
Cash, cash equivalents and restricted cash at the beginning of period	148,814	111,665
Cash, cash equivalents and restricted cash at the end of period	104,328	110,860
Less: restricted cash in Prepaid expenses and other current assets	(2,000)	(2,000)
Less: restricted cash in Other assets	(6,993)	(8,828)
Cash and cash equivalents at the end of period	$95,335	$100,032

Supplemental cash flow information
Cash paid for:
Interest	$17,885	$4,709
Income taxes, net	19,085	9,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

In thousands	Common stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at July 1, 2022	$544	$62,555	$582,687	$(111,413)	$(144,451)	$389,922
Net loss			(49,496)			(49,496)
Other comprehensive loss				(18,290)		(18,290)
Comprehensive loss						(67,786)
Cash dividends declared ($— per share)			—			—
Share-based compensation expense		(2,382)				(2,382)
Delivery of treasury shares:
RSUs and PSAs		(382)			325	(57)
Balance at September 30, 2022	$544	$59,792	$533,191	$(129,703)	$(144,126)	$319,698

Balance at July 1, 2021	$544	$62,796	$720,934	$(64,813)	$(148,216)	$571,245
Net income			7,527			7,527
Other comprehensive loss				(10,712)		(10,712)
Comprehensive loss						(3,185)
Cash dividends declared ($0.14 per share)			(6,234)			(6,234)
Share-based compensation expense		1,478				1,478
Delivery of treasury shares:
RSUs and PSAs		—			—	—
Employee stock options exercised — net		—			—	—
Balance at September 30, 2021	$544	$64,274	$722,227	$(75,525)	$(148,216)	$563,304

Balance at January 1, 2022	$544	$64,779	$705,600	$(80,304)	$(147,857)	$542,762
Net loss			(159,875)			(159,875)
Other comprehensive loss				(49,399)		(49,399)
Comprehensive loss						(209,274)
Cash dividends declared ($0.28 per share)			(12,534)			(12,534)
Share-based compensation expense		37				37
Delivery of treasury shares:
RSUs and PSAs		(5,025)			3,731	(1,294)
Balance at September 30, 2022	$544	$59,792	$533,191	$(129,703)	$(144,126)	$319,698

Balance at January 1, 2021	$544	$63,261	$723,365	$(58,653)	$(150,585)	$577,932
Net income			17,331			17,331
Other comprehensive loss				(16,872)		(16,872)
Comprehensive income						459
Cash dividends declared ($0.415 per share)			(18,469)			(18,469)
Share-based compensation expense		4,015				4,015
Delivery of treasury shares:
RSUs and PSAs		(3,002)			2,369	(633)
Employee stock options exercised — net		—			—	—
Balance at September 30, 2021	$544	$64,274	$722,227	$(75,525)	$(148,216)	$563,304
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.ORGANIZATION
Glatfelter Corporation and subsidiaries ("Glatfelter") is a leading global supplier of engineered materials with a strong focus on innovation and sustainability. Glatfelter's high quality, technology-driven, innovative, and customizable nonwovens solutions can be found in products that are Enhancing Everyday Life®. These include personal care and hygiene products, food and beverage filtration, critical cleaning products, medical and personal protection, packaging products, as well as home improvement and industrial applications. Headquartered in Charlotte, NC, the Company’s 2021 net sales were $1.1 billion with approximately 3,250 employees worldwide. Glatfelter’s operations utilize a variety of manufacturing technologies including airlaid, wetlaid, and spunlace with sixteen manufacturing sites located in the United States, Canada, Germany, the United Kingdom, France, Spain, and the Philippines. The Company has sales offices in all major geographies serving customers under the Glatfelter and Sontara brands. Additional information about Glatfelter may be found at www.glatfelter.com. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to Glatfelter Corporation and subsidiaries unless the context indicates otherwise.

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
The following table sets forth information related to the consideration exchanged for the Jacob Holm acquisition.

In thousands
Total consideration	$303,952
Less: Debt repaid	(148,000)
Cash consideration	$155,952
The preliminary purchase price allocation related to the Jacob Holm acquisition set forth in the following table is based on all information available to us at the present time and is subject to change. The purchase price allocation is preliminary as we are in the process of finalizing our analysis of certain matters, primarily related to the assessment of potential tax liabilities associated with the acquired entities. In the event new information becomes available, the measurement of the amount of goodwill reflected may be affected.

In thousands	Jacob Holm
Assets
Cash and cash equivalents	$11,426
Accounts receivable	30,271
Inventory	45,340
Prepaid and other current assets	6,727
Plant, equipment and timberlands	158,612
Intangible assets	70,240
Goodwill	48,355
Other assets	26,929
Total assets	397,900
Liabilities
Short-term debt	14,081
Accounts payable	25,264
Other current liabilities	21,263
Other long-term liabilities	33,340
Total liabilities	93,948
Total preliminary purchase price	$303,952
For purposes of allocating the total purchase price, assets acquired and liabilities assumed are recorded at their estimated fair market values. The allocations set forth above are based on management’s estimate of the fair value using valuation techniques such as discounted cash flow models, appraisals and similar methodologies.
The following table sets forth information related to amounts of net sales and operating income (loss) of the acquired businesses included in our results of operations in the three and nine months ended 2022:

	Three months ended September 30,	Nine months ended September 30,
In thousands	2022	2022
Jacob Holm
Net sales	$89,160	$282,464
Operating loss	(4,671)	(8,051)
The following table summarizes annual unaudited pro forma financial information as if the acquisition occurred as of January 1, 2021:

(unaudited)	Three months ended September 30,	Nine months ended September 30,
In thousands, except per share	2021	2021
Pro forma
Net sales	$350,708	$1,010,658
Income from continuing operations	6,961	18,746

The pro forma financial information set forth above for the three and nine months ended September 30, 2021 includes $2.7 million and $8.7 million, respectively, of one-time costs directly related to the Jacob Holm and Mount Holly transactions. Such costs are presented under the caption “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income.

4.REVENUE
The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2022	2021	2022	2021
Revenue by product category
Composite Fibers
Food & beverage	$76,301	$73,667	$225,989	$224,155
Wallcovering	10,531	22,116	36,264	68,927
Technical specialties	20,504	22,029	62,243	70,232
Composite laminates	11,171	11,841	34,038	32,199
Metallized	9,762	8,465	28,902	25,452
	128,269	138,118	387,436	420,965
Airlaid Materials
Feminine hygiene	60,736	55,177	176,991	150,002
Specialty wipes	43,971	37,190	118,974	74,477
Tabletop	26,322	26,447	83,840	50,498
Food pads	3,722	3,081	10,673	7,878
Home care	7,237	7,811	19,035	18,073
Adult incontinence	6,707	6,324	19,696	16,085
Other	5,656	5,503	18,314	12,258
	154,351	141,533	447,523	329,271
Spunlace
Consumer wipes	36,746	—	122,452	—
Critical cleaning	28,411	—	80,472	—
Health care	13,493	—	42,532	—
Hygiene	5,924	—	18,070	—
High performance	2,649	—	10,779	—
Beauty care	1,937	—	8,159	—
	89,160	—	282,464	—
Total	$371,780	$279,651	$1,117,423	$750,236

Revenue by geography
Composite Fibers
Europe, Middle East and Africa	$60,726	$81,576	$194,198	$254,317
Americas	42,096	33,461	122,149	100,671
Asia Pacific	25,447	23,081	71,089	65,977
	128,269	138,118	387,436	420,965
Airlaid Materials
Europe, Middle East and Africa	68,854	64,730	195,345	159,354
Americas	83,686	74,876	242,207	164,392
Asia Pacific	1,811	1,927	9,971	5,525
	154,351	141,533	447,523	329,271
Spunlace
Europe, Middle East and Africa	26,813	—	86,883	—
Americas	52,130	—	162,599	—
Asia Pacific	10,217	—	32,982	—
	89,160	—	282,464	—
Total	$371,780	$279,651	$1,117,423	$750,236

5.GAINS ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS
The following table sets forth sales of timberlands and other assets completed during the first nine months of 2022 and 2021:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2022
Timberlands	790	$3,130	$2,962
Other	n/a	64	(94)
Total		$3,194	$2,868

2021
Timberlands	1,634	$4,951	$4,638
Other	n/a	—	—
Total		$4,951	$4,638

6.GOODWILL AND OTHER ASSET IMPAIRMENT

During the third quarter of 2022, we recognized a non-cash goodwill impairment charge for our Spunlace segment of $42.5 million. The Spunlace segment has faced continued inflationary challenges which had escalated since our acquisition of this business in late 2021. Our selling price increases have been insufficient to offset the impact of inflation. Furthermore, the Spunlace segment has been impacted by unexpected supply chain and other operational issues which, in combination with the commercial issues, have resulted in an unexpected increase in operating losses. Although, management expects it will address the commercial, as well as, operational challenges that have impacted the profitability of this segment, the timing to effectuate the necessary changes to improve performance of this segment will be longer than previously expected. As a result of these changes, the Company performed a goodwill assessment this quarter which has prompted the impairment charge.

In the first quarter of 2022, in connection with an assessment of potential impairment of long-lived and indefinite lived intangible assets stemming from the compounding impacts resulting from the Russia/Ukraine military conflict and related sanctions, we recorded a $117.3 million non-cash asset impairment charge related to Composite Fibers' Dresden facility and an impairment of Composite Fibers' goodwill. Dresden is a single-line facility that produces wallcover base paper, the majority of which is sold into the Russian and Ukrainian markets. As a direct result of the economic impacts from the conflict, and the disruptions in the underlying financial systems and prohibition of the export of sanctioned wallcover base paper to Russia, management expects a significant reduction in wallcover revenues and associated cash flows for the foreseeable future. In addition, the conflict is expected to significantly impact energy prices and also impact other Composite Fibers products that are also subject to export sanctions into Russia. Accordingly, a charge was recorded to reduce the carrying value of the Dresden fixed assets and intangible assets (technological know-how, customer relationships, and an indefinite-lived trade name), along with Composite Fibers’ goodwill to fair value.

The following table summarizes the impairment charges recorded in the accompanying condensed consolidated statements of income under the caption “Goodwill and other asset impairment charges:”

In thousands	Three months ended September 30,	Nine months ended September 30,
Machinery and equipment	$—	$27,619
Technological know-how	—	18,443
Customer relationships	—	11,695
Tradename	—	3,530
Goodwill	42,541	98,603
Total	$42,541	$159,890
The fair value of the underlying assets was estimated using discounted cash flow models, independent appraisals and similar methods, all of which are Level 3 fair value classification.

As a result of economic sanctions and disruptions to the financial markets, certain Russian and Ukrainian customers are not able to satisfy outstanding accounts receivables. As such, during the first nine months of 2022, we recognized bad debt expense of approximately $2.9 million directly related to Russian and Ukrainian customers. Furthermore, during the first nine months of 2022, we increased inventory reserves by approximately $1.0 million, primarily related to wallcover products.

7.DISCONTINUED OPERATIONS
For the three and nine months ended September 30,2022, we recognized a loss of $0.2 million and income of $0.1 million, respectively. The loss during the three months ended September 30, 2022 primarily represents legal costs. The income during the nine months ended September 30, 2022 primarily represents the successful appeal of a sales and use tax audit partially offset by legal costs. For the three and nine months ended September 30, 2021, we recognized a loss of $0.5 million and $0.6 million, respectively, and is primarily related to legal costs.
The following table sets forth a summary of cash flows from discontinued operations which is included in the condensed consolidated statements of cash flows:

	Nine months ended September 30,
In thousands	2022	2021
Net cash provided (used) by operating activities	$45	$(481)
Net cash used by investing activities	—	—
Net cash provided by financing activities	—	—
Change in cash and cash equivalents from discontinued operations	$45	$(481)

8.EARNINGS PER SHARE
The following table sets forth the details of basic and diluted earnings per share (“EPS”) from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share	2022	2021	2022	2021
Income (loss) from continuing operations	$(49,254)	$8,059	$(160,004)	$17,945

Weighted average common shares outstanding used in basic EPS	44,877	44,593	44,809	44,536
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	—	346	—	353
Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,877	44,939	44,809	44,889

Earnings (loss) per share from continuing operations
Basic	$(1.10)	$0.18	$(3.57)	$0.40
Diluted	(1.10)	0.18	(3.57)	0.40

The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the periods indicated, because their effect would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2022	2021	2022	2021
Potential common shares	863	1,082	863	1,082

9.ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months and nine months ended September 30, 2022 and 2021.

In thousands	Currency translation adjustments	Unrealized gain (loss) on derivatives	Change in pensions	Change in other postretirement defined benefit plans	Total

Balance at July 1, 2022	$(109,347)	$10,165	$(11,230)	$(1,001)	$(111,413)
Other comprehensive income (loss) before reclassifications (net of tax)	(24,394)	7,665	—	—	(16,729)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,794)	207	26	(1,561)
Net current period other comprehensive income (loss)	(24,394)	5,871	207	26	(18,290)
Balance at September 30, 2022	$(133,741)	$16,036	$(11,023)	$(975)	$(129,703)

Balance at July 1, 2021	$(51,872)	$449	$(12,509)	$(881)	$(64,813)
Other comprehensive income (loss) before reclassifications (net of tax)	(11,484)	454	269	—	(10,761)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(58)	154	(47)	49
Net current period other comprehensive income (loss)	(11,484)	396	423	(47)	(10,712)
Balance at September 30, 2021	$(63,356)	$845	$(12,086)	$(928)	$(75,525)

Balance at January 1, 2022	$(69,757)	$1,988	$(11,482)	$(1,053)	$(80,304)
Other comprehensive income (loss) before reclassifications (net of tax)	(63,984)	17,808	—	—	(46,176)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(3,760)	459	78	(3,223)
Net current period other comprehensive income (loss)	(63,984)	14,048	459	78	(49,399)
Balance at September 30, 2022	$(133,741)	$16,036	$(11,023)	$(975)	$(129,703)

Balance at January 1, 2021	$(42,525)	$(2,496)	$(12,844)	$(788)	$(58,653)
Other comprehensive income (loss) before reclassifications (net of tax)	(20,831)	3,387	269	—	(17,175)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(46)	489	(140)	303
Net current period other comprehensive income (loss)	(20,831)	3,341	758	(140)	(16,872)
Balance at September 30, 2021	$(63,356)	$845	$(12,086)	$(928)	$(75,525)

Reclassifications out of accumulated other comprehensive income and into the condensed consolidated statements of income were as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2022	2021	2022	2021
Description					Line Item in Statements of Income
Cash flow hedges (Note 18)
Loss (gains) on cash flow hedges	$(2,275)	$(67)	$(5,044)	$(10)	Costs of products sold
Tax expense (benefit)	654	(5)	1,446	(78)	Income tax provision
Net of tax	(1,621)	(72)	(3,598)	(88)

Loss (gains) on interest rate swaps	(173)	21	(162)	64	Interest expense
Tax benefit	—	(7)	—	(22)	Income tax provision
Net of tax	(173)	14	(162)	42
Total cash flow hedges	(1,794)	(58)	(3,760)	(46)

Retirement plan obligations (Note 11)
Amortization of deferred benefit pension plans
Prior service costs	(5)	12	17	36	Other, net
Actuarial losses	161	199	492	597	Other, net
	156	211	509	633
Tax expense (benefit)	51	(57)	(50)	(144)	Income tax provision
Net of tax	207	154	459	489
Amortization of deferred benefit other plans
Prior service costs (credits)	26	(58)	78	(175)	Other, net
Actuarial losses	—	11	—	35	Other, net
	26	(47)	78	(140)
Tax expense	—	—	—	—	Income tax provision
Net of tax	26	(47)	78	(140)
Total reclassifications, net of tax	$(1,561)	$49	$(3,223)	$303

10.STOCK-BASED COMPENSATION
On May 5, 2022, upon Board and shareholder approval, the Glatfelter Corporation 2022 Long-Term Incentive Plan became effective and is a successor plan to the P. H. Glatfelter Amended and Restated Long-Term Incentive Plan (collectively, the “LTIP”). The LTIP continues to provide for the issuance of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. Furthermore, the LTIP increases the number shares previously available for issuance by 1,400,000 shares. As of September 30, 2022, there were 2,456,410 shares of common stock available for future issuance under the LTIP.
Pursuant to terms of the LTIP, we have issued to eligible participants restricted stock units (“RSUs”), performance share awards (“PSAs”) and stock-only stock appreciation rights.

In 2022, we issued awards to employees of RSUs and PSAs under our LTIP. In 2022, 50% of fair value of the awards granted were RSUs, which vest based on the passage of time, generally over a graded three-year period or, in certain instances, the RSUs were cliff vesting after one or three years. In addition, some awards vest over one year or less depending upon the retirement eligibility of the grantees in the LTIP. The remaining 50% of the fair value of the awards granted in 2022 were PSAs. The PSAs awarded in 2022 vest based on either the achievement of cumulative financial performance targets covering a two-year period or based on the three-year total shareholder return relative to a broad market index. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance.

During the three months ended September 30, 2022, we issued 360,000 PSAs and 240,000 RSUs to our new CEO, Thomas Fahnemann, as part of his on-boarding compensation package. These PSAs have a 3-year service and performance requirement that is based on our stock price achieving certain levels during the performance period. Specifically, if the Company’s closing stock price is $10 or higher for 20 consecutive days during the performance period, 50% of the award is achieved. If the stock price exceeds $18 per share for 20 consecutive days during the performance period 100% of the award is achieved. The RSUs vest over a three-year period with 50% vesting after two years and the remainder vesting after three years.

During the three months ended September 30, 2022, in connection with his separation from the Company, certain unvested RSUs and PSAs of the former CEO were forfeited, and as a result, the Company recognized a stock-based compensation benefit of approximately $3.1 million which is included in Selling, general and administrative expense on the accompanying condensed consolidated statements of income.

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
The following table summarizes RSU and PSA activity during periods indicated:

Units	2022	2021
Balance at January 1,	1,111,382	1,071,652
Granted	1,452,213	363,104
Forfeited	(570,959)	(101,431)
Shares delivered	(336,342)	(196,637)
Balance at September 30,	1,656,294	1,136,688
The amount granted in 2022 and 2021 includes 701,428 and 162,480, respectively, of PSAs exclusive of reinvested dividends.
The following table sets forth aggregate RSU and PSA compensation expense included in continuing operations for the periods indicated:

	September 30,
In thousands	2022	2021
Three months ended	$(2,381)	$1,478
Nine months ended	$37	$4,015

Stock-Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. All SOSARs are vested and have a term of ten years. No SOSARs were awarded since 2016.
The following table sets forth information related to outstanding SOSARs:

	2022		2021
	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	1,079,113	$20.42	1,082,413	$20.40
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled / forfeited	(309,569)	18.12	—	—
Outstanding at September 30,	769,544	$21.34	1,082,413	$20.40

11.RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans included in continuing operations.

	Three months ended September 30,		Nine months ended September 30,
In thousands	2022	2021	2022	2021
Pension Benefits
Service cost	$—	$—	$—	$—
Interest cost	244	266	658	789
Amortization of prior service cost	11	12	33	36
Amortization of actuarial loss	161	199	492	597
Total net periodic benefit expense	$416	$477	$1,183	$1,422

Other Benefits
Service cost	$—	$8	$—	$22
Interest cost	33	31	98	95
Amortization of prior service cost (credit)	26	(58)	78	(175)
Amortization of actuarial loss	—	11	—	35
Total net periodic benefit expense (income)	$59	$(8)	$176	$(23)
12.INCOME TAXES
Income taxes are recognized for the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
For the nine months ended September 30, 2022, we had a pretax loss from continuing operations of $168.6 million and income tax benefit of $8.6 million. The income tax benefit includes $19.7 million of deferred tax benefit associated with the asset impairment charges and related bad debt and inventory reserves (refer to Note 6). Absent these charges, the Company had a pre-tax loss of $4.7 million and income tax expense of $11.1 million, which was unfavorably impacted by the jurisdictional mix of pretax results among the Company and its subsidiaries, and certain domestic and foreign jurisdiction losses which generated no tax benefit. The effective tax rate for the third quarter of 2022 was negatively impacted by recording a valuation allowance on the net operating losses related to Spunlace operations in Soultz, France. The impact of that valuation allowance was an increase in tax expense of $5.3 million.

For the nine months ended September 30, 2022, we recorded an increase in the valuation allowance of $12.0 million for U.S. federal and foreign jurisdictions against our net deferred tax assets. In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of the evidence indicated it is more likely than not that the deferred assets will not be realized.
As of September 30, 2022 and December 31, 2021, we had $56.4 million and $55.7 million, respectively, of gross unrecognized tax benefits. As of September 30, 2022, if such benefits were to be recognized, approximately $52.5 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.
The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as statutes are closed. Due to potential resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits may decrease within the next twelve months by a range of zero to $1.9 million. We recognize interest and penalties related to uncertain tax positions as income tax expense.
The following table summarizes information included in continuing operations related to interest on uncertain tax positions:

	Nine months ended September 30,
In millions	2022	2021
Interest expense	$0.5	$0.4

	September 30, 2022	December 31, 2021
Accrued interest payable	$4.4	$3.9
Accrued penalties	3.0	3.0

13.INVENTORIES
Inventories, net of reserves, were as follows:

In thousands	September 30, 2022	December 31, 2021
Raw materials	$115,778	$87,448
In-process and finished	149,859	139,058
Supplies	54,422	53,014
Total	$320,059	$279,520

14.GOODWILL AND OTHER INTANGIBLE ASSETS
The following table sets forth changes in the amounts of goodwill and other intangible assets recorded by each of our segments during the periods indicated:

In thousands	December 31, 2021	Impairment	Purchase price allocation adjustment	Translation	September 30, 2022
Goodwill
Composite Fibers	$78,438	$(56,062)	$—	$(3,149)	$19,227
Airlaid Materials	109,486	—	—	(10,260)	99,226
Spunlace	48,241	(42,541)	(500)	(5,200)	—
Total	$236,165	$(98,603)	$(500)	$(18,609)	$118,453
Other Intangible Assets	December 31, 2021	Impairment	Amortization	Translation	September 30, 2022
Composite Fibers
Tradename - non-amortizing	$3,601	$(3,530)	$—	$(71)	$—

Technology and related	38,614	(37,823)	—	(791)	—
Accumulated amortization	(19,224)	19,380	(424)	268	—
Net	19,390	(18,443)	(424)	(523)	—

Customer relationships and related	34,739	(34,046)	—	(693)	—
Accumulated amortization	(22,104)	22,351	(587)	340	—
Net	12,635	(11,695)	(587)	(353)	—

Airlaid Materials
Tradename	4,485	—	—	(1,339)	3,146
Accumulated amortization	(603)	—	(128)	95	(636)
Net	3,882	—	(128)	(1,244)	2,510

Technology and related	17,825	—	—	(1,771)	16,054
Accumulated amortization	(4,552)	—	(857)	667	(4,742)
Net	13,273	—	(857)	(1,104)	11,312

Customer relationships and related	44,585		—	(3,425)	41,160
Accumulated amortization	(10,512)	—	(2,758)	1,494	(11,776)
Net	34,073	—	(2,758)	(1,931)	29,384

Spunlace
Products and Tradenames	27,623		—	(1,935)	25,688
Accumulated amortization	(253)	—	(895)	(138)	(1,286)
Net	27,370	—	(895)	(2,073)	24,402

Technology and related	14,547		—	(1,019)	13,528
Accumulated amortization	(202)	—	(866)	9	(1,059)
Net	14,345	—	(866)	(1,010)	12,469

Customer relationships and related	28,003		—	(1,961)	26,042
Accumulated amortization	(268)	—	(1,119)	21	(1,366)
Net	27,735	—	(1,119)	(1,940)	24,676

Total intangibles	214,022	(75,399)	—	(13,005)	125,618
Total accumulated amortization	(57,718)	41,731	(7,634)	2,756	(20,865)
Net intangibles	$156,304	$(33,668)	$(7,634)	$(10,249)	$104,753

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
The following table sets forth information related to our leases as of the periods indicated.

Dollars in thousands	September 30, 2022	December 31, 2021
Right of use asset	$25,986	$27,186
Weighted average discount rate	3.00%	3.31%
Weighted average remaining maturity (years)	22.2	26.0
The following table sets forth operating lease expense for the periods indicated:

	September 30,
In thousands	2022	2021
Three months ended	$1,431	$1,490
Nine months ended	$4,351	$4,289
The following table sets forth required remaining future minimum lease payments during the years indicated:

In thousands
2022	$1,447
2023	3,534
2024	2,690
2025	2,313
2026	2,225
Thereafter	22,259

16.LONG-TERM DEBT
Long-term debt is summarized as follows:

In thousands	September 30, 2022	December 31, 2021
Revolving credit facility, due Sep 2026	$108,110	$10,000
4.750% Senior Notes, due Oct 2029	500,000	500,000
Term loan, due Feb 2024	179,607	218,026
2.40% Term Loan, due Jun 2022	—	809
2.05% Term Loan, due Mar 2023	2,601	7,556
1.30% Term Loan, due Jun 2023	1,044	2,427
1.55% Term Loan, due Sep 2025	3,583	5,204
1.10% Term Loan, due Mar 2024	5,317	9,267
0.57% Term Loan, due Jul 2023	19,496	22,652
Total long-term debt	819,758	775,941
Less current portion	(38,604)	(26,437)
Unamortized deferred issuance costs	(10,989)	(11,429)
Long-term debt, net of current portion	$770,165	$738,075

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
The Credit Agreement also contains covenants requiring a minimum interest coverage ratio and provisions limiting our ability to, among other things, (i) incur debt and guaranty obligations, (ii) incur liens, (iii) make loans, advances, investments and acquisitions, (iv) merge or liquidate, (v) sell or transfer assets, (vi) incur additional indebtedness.
As of September 30, 2022, the leverage ratio calculated in accordance with the definition in our Credit Agreement was 5.7x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Agreement, among which are the termination of the agreement and the repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement.
Glatfelter Corporation guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these condensed consolidated financial statements.
Letters of credit issued to us by certain financial institutions totaled $4.7 million as of September 30, 2022 and December 31, 2021. The letters of credit, which reduce amounts available under our Revolving Credit Facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program and for performance of certain remediation activity related to the Fox River matter. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

17.FAIR VALUE OF FINANCIAL INSTRUMENTS
The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their respective fair value. The following table sets forth carrying value and fair value of long-term debt:

	September 30, 2022		December 31, 2021
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$108,110	$108,110	$10,000	$10,000
4.750% Senior Notes, due Oct. 2029	500,000	286,250	500,000	516,875
Term loan, due Feb. 2024	179,607	179,607	218,026	218,026
2.40% Term Loan	—	—	809	813
2.05% Term Loan	2,601	2,591	7,556	7,616
1.30% Term Loan	1,044	1,033	2,427	2,433
1.55% Term Loan	3,583	3,437	5,204	5,234
1.10% Term Loan	5,317	5,184	9,267	9,252
0.57% Term Loan	19,496	19,063	22,652	22,657
Total	$819,758	$605,275	$775,941	$792,906
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
Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of September 30, 2022, the maturity of currency forward contracts ranged from one month to 18 months.
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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	September 30, 2022	December 31, 2021
Derivative
Sell/Buy - sell notional
Euro / British Pound	22,203	18,823
U.S. Dollar / British Pound	28,754	16,205
U.S. Dollar / Euro	1,911	658

Sell/Buy - buy notional
Euro / Philippine Peso	964,410	896,291
British Pound / Philippine Peso	1,301,671	1,121,183
Euro / U.S. Dollar	96,822	108,467
U.S. Dollar / Canadian Dollar	36,649	36,904
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
Derivatives Designated as Hedging Instruments – Net Investment Hedge The €220 million Term Loan discussed in Note 16 – “Long-Term Debt” is designated as a net investment hedge of our Euro functional currency foreign subsidiaries. During the first nine months of 2022 and 2021, we recognized a pre-tax gain of $27.5 million and $13.8 million, respectively, on the remeasurement of the term loan from changes in currency exchange rates. Such amounts are recorded as a component of Other Comprehensive Income (Loss).
On September 6, 2022, we terminated a $150.0 million cross currency swap agreement with certain financial institutions that was entered into in March 2022 and was to mature in May 2025. Pursuant to the terms of the swap, we agreed to receive 4.750% interest denominated in U.S. dollars and we agreed to pay 3.06% interest denominated in euros. We designated the cross-currency swap as a hedge of our net investment in certain euro functional currency subsidiaries. We collected cash proceeds of approximately $15.2 million upon termination. The gain associated with the swap remains in accumulated other comprehensive loss.
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
The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	September 30, 2022	December 31, 2021
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	29,200	26,600
British Pound / Euro	3,200	3,400
U.S. Dollar / Swiss Franc	430	2,180
British Pound / Swiss Franc	2,420	1,025
Euro / Swiss Franc	7,830	2,750
Euro / U.S. Dollar	7,200	11,000

Sell/Buy - buy notional
Euro / U.S. Dollar	6,300	20,900
British Pound / Euro	17,800	5,300
These contracts have maturities of one month from the date originally entered into.
Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$9,573	$3,197	$4,685	$288
Interest rate swap	—	—	—	44

Not designated as hedging:
Forward foreign currency exchange contracts	$1,070	701	$1,458	$116
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
The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2022	2021	2022	2021
Designated as hedging:
Forward foreign currency exchange contracts:
Cost of products sold	$(2,275)	$67	$(5,044)	$10
Interest expense	(173)	21	(162)	64

Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$1,253	$(376)	$2,982	$327
The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance-sheet item.
A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss), before taxes, is as follows:

In thousands	2022	2021
Balance at January 1,	$2,889	$(3,460)
Deferred gains on cash flow hedges	9,578	4,920
Reclassified to earnings	(5,206)	(74)
Balance at September 30,	$7,261	$1,386
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
Cost estimates Our remaining obligations under the OU1 consent decree consist of long-term monitoring and maintenance. Furthermore, we are primarily responsible for long-term monitoring and maintenance in OU2-OU4a over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. In 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. We are obligated to make the regular payments under that fixed-price contract until the remaining amount due is less than the OU1 escrow account balance. We are permitted to pay for this contract using the remaining balance of the escrow account established by us and WTM I Company (“WTM I”) another PRP, under the OU1 consent decree during any period that the balance in the escrow account exceeds the amount due under our fixed-price contract. As of September 30, 2022, the balance in the escrow is less than amounts due under the fixed-price contract by approximately $1.3 million. Our obligation to pay this difference is secured by a letter of credit.
At September 30, 2022, the escrow account balance totaled $8.7 million which is included in the condensed consolidated balance sheet under the caption “Other assets.”
Under the consent decree, we are responsible for reimbursement of government oversight costs paid from October 2018 and later over approximately the next 30 years. We anticipate that oversight costs will decline as activities at the site have transitioned from remediation to long-term monitoring and maintenance.
Reserves for the Site Our reserve for past and future government oversight costs and long-term monitoring and maintenance totaled $14.8 million at September 30, 2022, of which $2.3 million is recorded in the accompanying September 30, 2022 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $12.5 million is recorded under the caption “Other long-term liabilities.”
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

20.SEGMENT INFORMATION
The following tables set forth financial and other information by segment for the period indicated:

	Three months ended September 30,		Nine months ended September 30,
Dollars in thousands	2022	2021	2022	2021
Net Sales
Composite Fibers	$128,269	$138,118	$387,436	$420,965
Airlaid Material	154,351	141,533	447,523	329,271
Spunlace	89,160	—	282,464	—
Total	$371,780	$279,651	$1,117,423	$750,236

Operating income (loss)
Composite Fibers	$6,636	$5,812	$12,080	$32,940
Airlaid Material	16,553	14,742	40,718	30,370
Spunlace	(4,671)	—	(8,051)	—
Other and unallocated	(52,585)	(6,028)	(185,779)	(23,342)
Total	$(34,067)	$14,526	$(141,032)	$39,968

Depreciation and amortization
Composite Fibers	$3,961	$6,904	$15,276	$20,885
Airlaid Material	7,400	7,763	22,571	20,378
Spunlace	2,954	—	8,813	—
Other and unallocated	1,231	1,043	3,822	2,913
Total	$15,546	$15,710	$50,482	$44,176

Capital expenditures
Composite Fibers	$2,462	$2,585	$12,720	$8,240
Airlaid Material	1,925	2,926	7,457	5,962
Spunlace	1,341	—	5,227	—
Other and unallocated	1,659	1,797	4,680	4,317
Total	$7,387	$7,308	$30,084	$18,519

Tons shipped (metric)
Composite Fibers	24,958	32,737	77,415	101,348
Airlaid Material	41,925	43,526	125,658	106,705
Spunlace	17,674	—	57,768	—
Total	84,557	76,263	260,841	208,053
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
i.risks related to the military conflict between Russia and Ukraine and its impact on our production, sales, supply chain, cost of energy, and availability of energy due to natural gas supply issues into Europe from the Nord Stream 1 pipeline;
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
iv.risks associated with our ability to increase selling prices quickly or sufficiently enough to recover rapid cost inflation in our raw materials, energy, freight and other costs, and the potential reduction or loss of sales due to price increases;
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
RESULTS OF OPERATIONS
Nine months ended September 30, 2022 versus the nine months ended September 30, 2021
Overview For the first nine months of 2022, we reported a loss from continuing operations of $160.0 million, or $3.57 per share compared with income of $17.9 million and $0.40 per diluted share in the year earlier period. The following table sets forth summarized consolidated results of operations:

	Nine months ended September 30,
In thousands, except per share	2022	2021
Net sales	$1,117,423	$750,236
Gross profit	106,446	113,207
Operating income (loss)	(141,032)	39,968
Continuing operations
Income (loss)	(160,004)	17,945
Earnings per share	(3.57)	0.40
Net income (loss)	(159,875)	17,331
Earnings per share	(3.57)	0.39
The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect the impact of a number of significant items including goodwill impairment charges related to our Composite Fibers and Spunlace segments and other asset impairment charge related to our Dresden operations, strategic initiatives, CEO transition costs, corporate headquarters relocation, and cost optimization, among others. On an adjusted earnings basis, a non-GAAP measure, we had a loss from continuing operations of $12.1 million, or $0.27 per share for the first nine months of 2022, compared with income of $26.0 million, or $0.58 per diluted share, a year ago.
Our operating results for the first nine months of 2022 reflect: i) the recognition of $159.9 million of goodwill impairment charges related to our Composite Fibers and Spunlace segments and asset impairment charges related to our Dresden facility; ii) the completion of two significant acquisitions in 2021, which collectively added $363.2 million of additional net sales compared to 2021; iii) the adverse impact of significant inflationary pressures, for energy, certain raw materials, and freight, which have outpaced our efforts to realize higher selling prices; and iv) interest expense increased reflecting the acquisition financing.
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
Adjusted earnings consists of net income determined in accordance with GAAP adjusted to exclude the impact of the following:
Goodwill and other asset impairment charges. This adjustment represents non-cash charges recorded to reduce the carrying amount of goodwill of our Composite Fibers and Spunlace reporting segments and certain long-lived assets and intangible assets of our Dresden facility.

CEO transition costs.This adjustment reflects the net costs associated with the transition from our former CEO to our current CEO, including cash severance costs, forfeitures of stock-based compensation awards, and certain professional and legal fees incurred directly related to the transition.
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
Cost optimization actions. These adjustments reflect charges incurred in connection with initiatives to optimize the cost structure of the Company, improve efficiencies or other objectives. Such actions may include asset rationalization, headcount reductions, or similar actions. These adjustments, which have occurred at various times in the past, are irregular in timing and relate to specific identified programs to reduce or optimize the cost structure of a particular operating segment or the corporate function.
Russia/Ukraine conflict charges. This adjustment represents non-cash charges recorded to reduce the carrying amount of accounts receivable and inventory directly related to the Russia/Ukraine military conflict and related sanctions on the sale of certain products into Russia.
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
The following table sets forth the reconciliation of net income to adjusted earnings for the period indicated:

	Nine months ended September 30,
	2022		2021
In thousands, except per share	Amount	EPS	Amount	EPS
Net income (loss)	$(159,875)	$(3.57)	$17,331	$0.39
Exclude: Loss (income) from discontinued operations, net of tax	(129)	—	614	(0.01)
Income (loss) from continuing operations	(160,004)	(3.57)	17,945	0.40
Adjustments (pre-tax):
Goodwill and other asset impairment charges (1)	159,890		—
Russia/Ukraine conflict charges (2)	3,948		—
Strategic initiatives (3)	4,687		11,207
CEO transition costs (4)	1,489		—
Corporate headquarters relocation	343		429
Cost optimization actions (5)	941		687
Timberland sales and related costs	(2,962)		(4,638)
Total adjustments (pre-tax)	168,336		7,685
Income taxes (6)	(20,694)		49
CARES Act of 2020 tax provision (7)	301		295
Total after-tax adjustments	147,943	3.30	8,029	0.18
Adjusted earnings (loss) from continuing operations	$(12,061)	$(0.27)	$25,974	$0.58

(1)Reflects goodwill impairment charge of $56.1 million related to our Composite Fibers segment and other asset impairment charges of $61.3 million related to our Dresden asset group recognized in Q1 2022. An additional goodwill impairment charge of $42.5 million related to our Spunlace segment was recognized in Q3 2022.
(2)Reflects bad debt expense charges of $2.9 million and inventory reserves charges of $1.0 million recognized in Q1 2022.
(3)For 2022, primarily reflects professional services fees (including legal, audit, valuation specialists and consulting) of $3.3 million, employee separation and other costs of $1.4 million and other costs, all of which are directly related to acquisitions. For 2021, reflects professional services fees related to acquisitions (including transaction advisory, legal, audit and valuation specialists) of $9.8 million, employee separation and other costs of $0.6 million, inventory valuation step-up costs of $0.5 million and other costs, all of which are directly related to acquisitions.
(4)Reflects cash severance and transition related costs of $4.6 million partially offset by a $3.1 million non-cash benefit related to the forfeiture of stock-based compensation awards. In addition to the transition costs recognized in Q3 2022, we expect to recognize additional non-cash charges in Q1 2023 related to settlement accounting when we settle a portion of the former CEO's non-qualified pension obligation under the terms of the pension plan.
(5)Primarily reflects employee separation costs of $0.4 million, equipment write-down of $0.4 million and other costs of $0.1 million directly associated with closure of a synthetic fiber production facility in the U.K.. For 2021, reflects employee separation costs.
(6)Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated. For items originating in the U.S., no tax effect is recognized due to the previously established valuation allowance on the net deferred tax assets. No tax effects were recognized on the goodwill impairment as there were no related deferred taxes.
(7)Reflects the tax effect of applying certain provisions of the CARES Act of 2020.

Segment Financial Performance

	Nine months ended September 30,
Dollars in thousands	2022	2021
Net Sales
Composite Fibers	$387,436	$420,965
Airlaid Material	447,523	329,271
Spunlace	282,464	—
Total	$1,117,423	$750,236

Operating income (loss)
Composite Fibers	$12,080	$32,940
Airlaid Material	40,718	30,370
Spunlace	(8,051)	—
Other and unallocated	(185,779)	(23,342)
Total	$(141,032)	$39,968

Depreciation and amortization
Composite Fibers	$15,276	$20,885
Airlaid Material	22,571	20,378
Spunlace	8,813	—
Other and unallocated	3,822	2,913
Total	$50,482	$44,176

Capital expenditures
Composite Fibers	$12,720	$8,240
Airlaid Material	7,457	5,962
Spunlace	5,227	—
Other and unallocated	4,680	4,317
Total	$30,084	$18,519

Tons shipped (metric)
Composite Fibers	77,415	101,348
Airlaid Material	125,658	106,705
Spunlace	57,768	—
Total	260,841	$208,053

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

Sales and Costs of Products Sold

	Nine months ended September 30,
In thousands	2022	2021	Change
Net sales	$1,117,423	$750,236	$367,187
Costs of products sold	1,010,977	637,029	373,948
Gross profit	$106,446	$113,207	$(6,761)
Gross profit as a percent of Net sales	9.5%	15.1%
The following table sets forth the contribution to consolidated net sales by each segment:

	Nine months ended September 30,
Percent of Total	2022	2021
Segment
Composite Fibers	34.7%	56.1%
Airlaid Materials	40.0	43.9
Spunlace	25.3	—
Total	100.0%	100.0%
Net sales totaled $1,117.4 million and $750.2 million in the first nine months of 2022 and 2021, respectively. Net sales for Composite Fibers and Airlaid Materials (including Mount Holly) increased by 0.3% and 44.0%, respectively, on a constant currency basis. The Spunlace segment, formed in connection with the Jacob Holm acquisition, had net sales of approximately $282.5 million in the first nine months of 2022. During the nine months ended September 30, 2022 and 2021, our sales to customers in Russia and Ukraine declined as a direct result of the conflict and related sanctions and totaled $31.2 million and $74.0 million, respectively. Sales to customers in Russia and Ukraine were predominantly from the Composite Fibers segment.
Composite Fibers’ net sales decreased $33.5 million or 8.0% in the first nine months of 2022, compared to the year-ago period. Wallcover shipments were below prior year by 50.3% due to lower shipments to customers in Russia and Ukraine, resulting from the continuation of the military conflict in this region and prohibition of the export of sanctioned wallcover base paper and tea filter products to Russia. Lower shipments were partially offset by higher selling prices of $54.7 million. Currency translation was unfavorable $34.7 million.

Composite Fibers had operating income of $12.1 million in the first nine months of 2022 compared with $32.9 million in the year-ago period. Lower shipments, primarily in our Dresden facility, negatively impacted results by $9.0 million. Higher selling prices and energy surcharges of $54.7 million fell $15.6 million short of recovering continued inflation in energy and raw materials of $70.3 million. In the first nine months of 2022, energy costs increased $28.1 million, or 71%, and primary raw material input costs increased $27.5 million, or 16%, compared to the first nine months of 2021. The increase in primary raw material input costs was approximately in-line with broader market indices, however, energy costs, in general, increased less than broader market indices due to our entering into certain forward purchases which partially mitigated the impact of rising energy costs. Freight inflation reported as part of raw material, energy and other inflation increased approximately $15.0 million, or 91%, compared to the first nine months in 2021. To help mitigate the substantial energy inflation charges and higher raw material costs, we revised some of our customer contracts to include pass-through costs provisions. Operations were lower $4.0 million dollars mainly driven by market related downtime in our German facilities related to Russia/Ukraine sanctions partially offset by lower energy consumption and lower spending. As of September 30, 2022, Composite Fibers had approximately 55% of its net sales with contracts with pass-through provisions. The impact of currency and related hedging positively impacted earnings by $7.8 million primarily due to the weakening of the British pound sterling for which our expenses exceed sales in this currency. The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart (presented in millions):

Airlaid Materials’ net sales increased $118.3 million in the year-over-year comparison driven by higher shipments in all major product categories and higher selling prices from cost-pass-through arrangements and energy surcharges with customers. Shipments were 17.8% higher driven by strong growth in the tabletop, wipes, and hygiene product categories, including the benefit from a full nine months of Mount Holly in 2022. Currency translation was $27 million unfavorable.
Airlaid Materials’ operating income, for the first nine months of 2022, of $40.7 million was $10.3 million higher than the same period in 2021. Higher shipments and product mix positively impacted results by $12.4 million. Selling price increases of $59.2 million fully offset the higher raw material prices and energy inflation costs. In the first nine months of 2022, primary raw material input costs increased $48 million, or 31%, and energy costs increased $11 million, or 73%, compared to the first nine months of 2021. The increase in primary raw material input costs was approximately in-line with broader market indices, however, energy costs, in general, increased less than broader market indices due to our entering into certain forward purchases which partially mitigated the impact of rising energy costs. We expect prices for both energy and raw materials to remain elevated for the foreseeable future. As of September 30, 2022, Airlaid Materials had approximately 75% of its net sales with contracts with pass-through provisions. Operations were favorable $3.0 million driven by higher production, which offset other general inflationary pressures. The impact of currency and related hedging negatively impacted earnings by $5.2 million. The primary drivers are summarized in the following chart (presented in millions):

Spunlace net sales for the first nine months of 2022 were approximately $282.5 million. An operating loss of $8.1 million was mainly driven by higher raw material and energy costs only partially offset by higher selling prices and energy surcharges. As of September 30, 2022, approximately 50% of this segment’s net sales in 2022 was earned under contracts whose selling price is influenced by pass-through provisions directly related to the price indices of certain key raw materials..
Asset Impairment During the third quarter of 2022, we recognized a non-cash goodwill impairment charge for our Spunlace segment of $42.5 million. The Spunlace segment has faced continued inflationary challenges which had escalated since our acquisition of this business in late 2021. Our selling price increases have been insufficient to offset the impact of inflation. Furthermore, the Spunlace segment has been impacted by unexpected supply chain and other operational issues which, in combination with the commercial issues, have resulted in an unexpected increase in operating losses. Although, management expects it will address the commercial, as well as, operational challenges that have impacted the profitability of this segment, the timing to effectuate the necessary changes to improve performance of this segment will be longer than previously expected. As a result of these changes, the Company performed a goodwill assessment this quarter which has prompted the impairment charge.
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
In addition, as a result of economic sanctions and disruptions to the financial markets, certain customers are not able to satisfy outstanding accounts receivables. As such, during the first quarter of 2022, we recognized bad debt expense of approximately $2.9 million directly related to Russian and Ukrainian customers which is included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2022. At September 30, 2022, we had accounts receivable, net of reserves, from customers in this region totaling approximately $0.9 million which we expect to collect in normal course. However, if circumstances change such that some customers are unable to satisfy their obligations, we may be required to recognize additional bad debt expense in future periods. Furthermore, during the first quarter of 2022, we increased inventory reserves by approximately $1.0 million, primarily related to wallcover products. The charge related to inventory reserves is included in “Cost of products sold” in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2022. Substantially all other products which we will no longer are able to export to Russia due to sanctions can be sold to existing customers outside the Russia/Ukraine region.
Other and Unallocated The amount of operating expense not allocated to a reporting segment in the Segment Financial Information totaled $185.8 million in the first nine months of 2022 compared with $23.3 million in the same period a year ago. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the first nine months of 2022 decreased $1.8 million compared to the same period in 2021.
Income taxes In the first nine months of 2022, our loss from continuing operations totaled $168.6 million and we recorded an income tax benefit of $8.6 million. On adjusted pre-tax loss of $0.2 million, income tax provision was $11.8 million in the first nine months of 2022, which primarily related to reserves for uncertain tax positions and valuation allowances for losses for which no tax benefit could be recognized. The effective tax rate for the third quarter of 2022 was negatively impacted by recording a valuation allowance on the net operating losses related to Spunlace operations in Soultz, France. The impact of that valuation allowance was an increase in tax expense of $5.3 million. In the first nine months of 2021, adjusted pre-tax income was $40.4 million and income tax expense was $14.4 million.
Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom, Spain, and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany, France and Spain, it is the euro, in the UK, it is the British pound sterling, and in the Philippines the functional currency is the peso. On an annual basis, our euro denominated net sales exceeds euro expenses by an estimated €150 million. For the first nine months of 2022, the average currency exchange rate was 1.07 dollar/euro compared with 1.19 in the same period of 2021. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first nine months of 2022.

In thousands	Nine months ended September 30,
Favorable (unfavorable)
Net sales	$(61,707)
Costs of products sold	60,451
SG&A expenses	3,883
Income taxes and other	399
Net loss	$3,026
The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2022 were the same as 2021. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Three months ended September 30, 2022 versus the three months ended September 30, 2021
Overview For the third quarter of 2022, we reported loss from continuing operations of $49.3 million, or $1.10 per share compared with income of $8.1 million and $0.18 per diluted share in the year earlier period. The following table sets forth summarized consolidated results of operations:

	Three months ended September 30,
In thousands, except per share	2022	2021
Net sales	$371,780	$279,651
Gross profit	37,384	38,357
Operating income (loss)	(34,067)	14,526
Continuing operations:
Income (loss)	(49,254)	8,059
Earnings per share	(1.10)	0.18
Net income (loss)	(49,496)	7,527
Earnings per share	(1.10)	0.17
The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect the impact of significant items including a goodwill impairment charge, strategic initiatives, CEO transition costs and corporate headquarters relocation costs, among others. On an adjusted earnings basis, a non-GAAP measure, we had a loss from continuing operations of $4.3 million, or $0.10 per share for the third quarter of 2022, compared with income of $9.5 million, or $0.21 per diluted share, a year ago.
Our third quarter of 2022 operating results reflect: i) the recognition of a $42.5 million goodwill impairment charge related to our Spunlace segment; ii) the continuation of the compounding impacts of the Russia/Ukraine military conflict commencing on February 24, 2022 including the adverse impact of the prohibition of the export of sanctioned products into Russia; iii) the completion of the Jacob Holm acquisition in 2021, which added $89.2 million of net sales; iv) the adverse impact of significant inflationary pressures, particularly energy costs, which were largely offset by higher selling prices and energy surcharges; and v) interest expense increased reflecting the acquisition financing.
The following table sets forth the reconciliation of net income to adjusted earnings for the period indicated:

	Three months ended September 30,
	2022		2021
In thousands, except per share	Amount	EPS	Amount	EPS
Net income (loss)	$(49,496)	$(1.11)	$7,527	$0.17
Exclude: Income from discontinued operations, net of tax	242	0.01	532	0.01
Income (loss) from continuing operations	(49,254)	(1.10)	8,059	0.18
Adjustments (pre-tax):
Goodwill impairment charge	42,541		—
Strategic initiatives (1)	2,199		2,773
CEO transition costs (2)	1,489		—
Corporate headquarters relocation	120		68
Cost optimization actions	—		687
Timberland sales and related costs	—		(2,235)
Total adjustments (pre-tax)	46,349		1,293
Income taxes (3)	(1,527)		18
CARES Act of 2020 tax provision (4)	126		112
Total after-tax adjustments	44,948	1.00	1,423	0.03
Adjusted earnings (loss) from continuing operations	$(4,306)	$(0.10)	$9,482	$0.21

(1)For 2022, primarily reflects professional services fees (including legal, audit, valuation specialists and consulting) of $1.6 million, employee separation and other costs of $0.6 million and other costs, all of which are directly related to acquisitions. For 2021, reflects professional services fees related to acquisitions (including transaction advisory, legal, audit and valuation specialists) of $2.7 million and other costs all of which are directly related to acquisitions.
(2)Reflects cash severance and transition related costs of $4.6 million partially offset by a $3.1 million non-cash benefit related to the forfeiture of stock-based compensation awards. In addition to the transition costs recognized in Q3 2022, we expect to recognize additional non-cash charges in Q1 2023 related to settlement accounting when we settle a portion of the former CEO's non-qualified pension obligation under the terms of the pension plan.
(3)Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated. For items originating in the U.S., no tax effect is recognized due to the previously established valuation allowance on the net deferred tax assets.
(4)Reflects the tax effect of applying certain provisions of the CARES Act of 2020.

Segment Financial Performance

	Three months ended September 30,
Dollars in thousands	2022	2021
Net sales
Composite Fibers	$128,269	$138,118
Airlaid Material	154,351	141,533
Spunlace	89,160	—
Total	$371,780	$279,651

Operating income (loss)
Composite Fibers	$6,636	$5,812
Airlaid Material	16,553	14,742
Spunlace	(4,671)	—
Other and unallocated	(52,585)	(6,028)
Total	$(34,067)	$14,526

Depreciation and amortization
Composite Fibers	$3,961	$6,904
Airlaid Material	7,400	7,763
Spunlace	2,954	—
Other and unallocated	1,231	1,043
Total	$15,546	$15,710

Capital expenditures
Composite Fibers	$2,462	$2,585
Airlaid Material	1,925	2,926
Spunlace	1,341	—
Other and unallocated	1,659	1,797
Total	$7,387	$7,308

Tons shipped (metric)
Composite Fibers	24,958	32,737
Airlaid Material	41,925	43,526
Spunlace	17,674	—
Total	84,557	$76,263
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
Sales and Costs of Products Sold

	Three months ended September 30,
In thousands	2022	2021	Change
Net sales	$371,780	$279,651	$92,129
Costs of products sold	334,396	241,294	93,102
Gross profit	$37,384	$38,357	$(973)
Gross profit as a percent of Net sales	10.1%	13.7%
The following table sets forth the contribution to consolidated net sales by each segment:

	Three months ended September 30,
Percent of Total	2022	2021
Segment
Composite Fibers	34.5%	49.4%
Airlaid Materials	41.5	50.6
Spunlace	24.0	—
Total	100.0%	100.0%
Net sales totaled $371.8 million and $279.7 million in the third quarter of 2022 and 2021, respectively. Net sales for Composite Fibers and Airlaid Materials (including Mount Holly) decreased by 5.0% and increased by 18.1%,respectively, on a constant currency basis. The Spunlace segment, formed in connection with the Jacob Holm acquisition, had net sales of approximately $89.2 million in the third quarter of 2022. During the three months ended September 30, 2022 and 2021, our sales to customers in Russia and Ukraine declined as a direct result of the conflict and related sanctions and totaled $7.8 million and $25.2 million, respectively.
Composite Fibers’ net sales decreased $9.8 million or 7.1% in the third quarter of 2022, compared to the year-ago quarter. Higher selling prices of $22.7 million were more than offset by lower shipments of 23.8% and unfavorable currency translation of $16.7 million. Wallcover shipments were 54% below prior year from continued lower shipments to customers in Russia and Ukraine due to ongoing conflict in the region, including sanctions prohibiting the sale of certain wallcover into Russia.

Composite Fibers had operating income for the third quarter of $6.6 million compared with $5.8 million operating income in the third quarter of 2021. Higher selling prices and energy surcharges of $22.7 million fell $1.6 million short of fully recovering continued inflation in energy, raw material, and freight of $24.3 million. Lower shipments negatively impacted income by $2.7 million. Market-related downtime, primarily in our German facilities, was more than offset by lower depreciation, lower overall spending, and lower energy consumption, positively impacting results by a net $1.8 million. In the third quarter of 2022, energy costs increased $7 million, or 45%, and primary raw material input costs increased $11 million, or 19%, compared to the third quarter of 2021. The increase in primary raw material input costs was approximately in-line with broader market indices, however, energy costs, in general, increased less than broader market indices due to our entering into certain forward purchases which partially mitigated the impact of rising energy costs. Freight inflation reported as part of raw material, energy & other inflation increased approximately $7 million, or 118%, compared to the same quarter in 2021. We expect prices for energy, raw materials, and freight to remain elevated for the foreseeable future. The impact of currency and related hedging positively impacted earnings by $3.3 million primarily due to the weakening of the British pound sterling for which our expenses exceed sales in this currency. The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart (presented in millions):

Airlaid Materials’ net sales increased $12.8 million in the year-over-year comparison mainly driven by higher selling prices from cost-pass-through arrangements with customers. Shipments were 3.7% lower mainly driven by lower table top shipments and in home care due to higher shipments in third quarter last year as our customer was ramping up production in their new facility. Currency translation was $12.7 million unfavorable.

Airlaid Materials’ third quarter operating income of $16.6 million was $1.9 million higher when compared to the third quarter of 2021. Lower shipments were more than offset by favorable mix, improving results by $0.5 million. Selling price increases and energy surcharges of $22.8 million fully offset higher raw material and energy costs of $20.2 million. In the third quarter of 2022, primary raw material input costs increased $16 million, or 21%, and energy costs increased approximately $5 million, or 68%, compared to the third quarter of 2021. The increase in primary raw material input costs was approximately in-line with broader market indices, however, energy costs, in general, increased less than broader market indices due to our entering into certain forward purchases which partially mitigated the impact of rising energy costs. We expect prices for both energy and raw materials to remain elevated for the foreseeable future. Operations were favorable by $1.4 million mainly driven by higher production to support the strong demand in North America. The impact of currency and related hedging negatively impacted earnings by $2.6 million due to a weakening Euro. The primary drivers are summarized in the following chart (presented in millions):

Spunlace net sales for the third quarter were approximately $89.2 million. An operating loss of $4.7 million was mainly driven by higher raw material and energy costs only partially offset by higher selling prices and energy surcharges.
Other and Unallocated The amount of operating expense not allocated to a reporting segment in the Segment Financial Information totaled $52.6 million in the third quarter of 2022 compared with $6.0 million in the same period a year ago. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the third quarter of 2022 increased $1.5 million compared to the third quarter of 2021.
Income taxes In the third quarter of 2022, our loss from continuing operations totaled $44.3 million and we recorded an income tax provision of $4.9 million. On adjusted pre-tax income of $2.0 million, the income tax expense was $6.3 million in the third quarter of 2022, which primarily related to reserves for uncertain tax positions and valuation allowances for losses for which no tax benefit could be recognized. The effective tax rate for the third quarter of 2022 was negatively impacted by recording a valuation allowance on the net operating losses related to Spunlace operations in Soultz, France. The impact of that valuation allowance was an increase in tax expense of $5.3 million. In the third quarter of 2021, adjusted pre-tax income was $12.9 million and income tax expense was $3.4 million.
Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom, Spain, and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany, France and Spain, it is the euro, in the UK, it is the British pound sterling, and in the Philippines the functional currency is the peso. On an annual basis, our euro denominated net sales exceeds euro expenses by an estimated €150 million. For the three months ended September 30, 2022, the average currency exchange rate was 1.01 dollar/euro compared with 1.18 in the same period of 2021. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the third quarter of 2022.

In thousands	Three months ended September 30, 2022
Favorable (unfavorable)
Net sales	$(29,425)
Costs of products sold	28,299
SG&A expenses	1,873
Income taxes and other	158
Net loss	$905
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

LIQUIDITY AND CAPITAL RESOURCES
Our business requires significant expenditures for new or enhanced equipment, to support our research and development efforts, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Nine months ended September 30,
In thousands	2022	2021
Cash, cash equivalents and restricted cash at the beginning of period	$148,814	$111,665
Cash provided (used) by
Operating activities	(64,353)	38,497
Investing activities	(25,502)	(186,003)
Financing activities	52,084	151,264
Effect of exchange rate changes on cash	(6,760)	(4,082)
Change in cash and cash equivalents from discontinued operations	45	(481)
Net cash used	(44,486)	(805)
Cash, cash equivalents and restricted cash at the end of period	104,328	110,860
Less: restricted cash in Prepaid and other current assets	(2,000)	(2,000)
Less: restricted cash in Other assets	(6,993)	(8,828)
Cash and cash equivalents at the end of period	$95,335	$100,032
At September 30, 2022, we had $95.3 million in cash and cash equivalents (“cash”) held by both domestic and foreign subsidiaries. Approximately 85.1% of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes.
Cash used by operating activities in the first nine months of 2022 totaled $64.4 million compared with cash provided by operating activities of $38.5 million in the same period a year ago. The increase in cash used was primarily due to an increase in working capital usage of approximately $61.9 million, primarily inventory and accounts receivable, which were driven by inflation and selling price increases, the termination of a factoring arrangement previously utilized by certain former Jacob Holm entities, a $17.3 million reduction in adjusted EBITDA, a $9.3 million increase in income taxes paid and a $13.2 million increase in interest paid.

Adjusted EBITDA	Nine months ended September 30,
In thousands	2022	2021

Net income (loss)	$(159,875)	$17,331
Exclude: Income (loss) from discontinued operations, net of tax	(129)	614
Add back: Taxes on Continuing operations	(8,569)	14,762
Depreciation and amortization	50,482	44,176
Interest expense, net	23,526	5,312
EBITDA	(94,565)	82,195
Adjustments:
Goodwill and other asset impairment charges	159,890	—
Russia/Ukraine conflict charges	3,948	—
Strategic initiatives	4,687	11,207
CEO transition costs	4,592	—
Share-based compensation	37	4,015
Corporate headquarters relocation	343	429
Cost optimization actions	589	687
Timberland sales and related costs	(2,962)	(4,638)
Adjusted EBITDA	$76,559	$93,895

EBITDA is a measure used by management to assess our operating performance and is calculated using income (loss) from continuing operations and excludes interest expense, interest income, income taxes and depreciation and amortization. Adjusted EBITDA is calculated using EBITDA and further excludes certain items management considers to be unrelated to the company’s core operations. The adjustments include goodwill and other asset impairment charges, costs of strategic initiatives, certain cost optimization and restructuring activities, CEO transition costs, corporate headquarters relocation expenses, as well as the elimination of gains from sales of timberlands. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing operating performance.
Net cash used by investing activities was $25.5 million compared with $186.0 million in the same period a year ago. During the nine months ended September 30, 2021, we used $172.3 million for the Mount Holly acquisition. Capital expenditures totaled $30.1 million and $18.5 million for the nine months ended September 30, 2022 and 2021, respectively, and are expected to be $35 million to $40 million, including $3 million to $4 million for Spunlace integration, for the full year 2022.
Net cash provided by financing activities totaled $52.1 million in the first nine months of 2022 compared with $151.3 million in the same period of 2021. The change in financing activities primarily reflects a decrease in borrowings under our revolving credit agreement. In 2021, we used borrowings under the revolving credit facility to pay for the Mount Holly acquisition. In 2022, we used borrowings under the revolving credit facility for working capital and other operating expenditures.
As discussed in Item 1 - Financial Information, Note - 16, our Credit Agreement contains a number of customary compliance covenants. As of September 30, 2022, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 5.7x, well within the maximum limit allowed under our Credit Agreement. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement. As discussed in Note 16 - “Long Term Debt,” on May 9, 2022, we amended our Credit Agreement to increase the maximum leverage ratio to 6.75 to 1.0 until the quarter ended December 31, 2023, after which the maximum ratio will step down to 4.0 to 1.0.
Details of our outstanding long-term indebtedness are set forth under Item 1 - Financial Statements – Note 16 -“Long-Term Debt."
Financing activities include cash used for common stock dividends. In the first nine months of 2022 and 2021, we used $18.8 million and $18.2 million, respectively, of cash for dividends on our common stock. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. During the three months ended September 30, 2022, our Board of Directors suspended the Company’s quarterly cash dividend to focus efforts on optimizing the operational and financials results of the business.
We are subject to various federal, state and local laws and regulations intended to protect the environment, as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.
At September 30, 2022, we had ample liquidity consisting of $95.3 million of cash on hand and $31.7 million of capacity under our revolving credit facility. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt.
In October 2022, our credit rating was downgraded by S&P Global Ratings to CCC+ based on its latest assessment of our business. Although the downgrade does not impact our current interest costs or cause a default on any of our debt, it may impact our cost or our ability to refinance our debt or issue new debt in the future on terms as favorable as we might otherwise be able to achieve without the downgrade.
Off-Balance-Sheet Arrangements As of September 30, 2022 and December 31, 2021, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					September 30, 2022
In thousands, except percentages	2022	2023	2024	2025	2026	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At variable interest rates	$287,717	$276,994	$271,633	$108,110	$72,863	$287,717	$287,717
At fixed interest rates – Term Loans	531,700	520,585	502,084	500,358	500,000	532,041	317,558
						$819,758	$605,275
Weighted-average interest rate
On variable rate debt	2.81%	2.81%	2.81%	2.81%	2.81%
On fixed rate debt – Term Loans	4.53%	4.59%	4.74%	4.75%	4.75%
The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of September 30, 2022. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At September 30, 2022, we had $819.8 million of long-term debt, of which 35.1% was at variable interest rates. Variable-rate debt represents borrowings under our credit agreement that accrues interest based on one-month U.S. Dollar LIBOR or one-month Euro LIBOR indexes, but in no event less than zero, plus the applicable margin. At September 30, 2022, the weighted-average interest rate paid was equal to 2.81%. A hypothetical 100 basis point increase in the interest rate on variable rate debt would increase annual interest expense by $2.9 million. In the event rates are 100 basis points lower, interest expense would be $1.8 million lower.
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

The fair value of our reporting units, which are also our operating segments, is determined using a market approach and a discounted cash flow model. Our evaluations include a variety of qualitative factors and analyses based on estimates of future cash flows expected to be generated from the use of the underlying assets, trends or other determinants of fair value. If the value of an asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. Our Airlaid Materials segment’s fair value substantially exceeded its carrying value at the time of its last valuation performed in connection with the last annual impairment test in the fourth quarter of 2021. Our Composite Fibers segment, having performed its last valuation and having recognized a goodwill impairment in the first quarter of 2022, has a fair value that approximates its carrying value. At September 30, 2022, the book value of Composite Fibers’ goodwill was approximately $19.2 million. Our Spunlace segment, which was formed in conjunction with the Jacob Holm acquisition on October 29, 2021, performed a valuation in the third quarter of 2022 driven by the financial developments subsequent to the acquisition and as a result recognized a $42.5 million impairment charge, which impaired all the goodwill in this segment. The Company utilized both a market approach and an income approach, relying on a discounted present value cash flow model applying a 11% discount rate and a perpetual revenue growth rate of 2.5%, for purposes of estimating the Spunlace segment goodwill. Both Composite Fibers’ and Spunlace’s fair value, including the asset groups within each operating segment, could be impacted by factors such as unexpected changes in inflation, significant disruptions in the delivery of energy to our sites, particularly in Europe, or the Company’s inability to successfully increase selling prices in response to inflationary pressures. Future adverse changes such as these or in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future. The Company will be performing its annual assessment of goodwill and long-lived assets across all its operating segments in the fourth quarter of 2022.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures Our Chief Executive Officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Approximately $95 million of our net sales in 2021, or 7.3% of our net sales in 2021, was earned from customers located in Russia and Ukraine. The geopolitical conditions resulting from the Russia/Ukraine military conflict, including government-imposed sanctions and the current macroeconomic climate in Russia and Ukraine, have adversely impacted both demand for our products and our ability to deliver products to this region, as well as, limited customers' access to financial resources and their ability to satisfy obligations to us. For example, as a direct result of the military conflict, economic sanctions, and the disruptions in the region’s financial systems, our management expects a significant reduction in wallcover revenues and cash flows, for the foreseeable future, from our facility located in Dresden, Germany that produces wallcover paper, a significant portion of which historically was sold into the Ukraine and Russian markets. Certain wallcover base paper, together with certain filtration products produced by our Composite Fibers segment, are subject to sanction restrictions and currently are unable to be sold into the Russian market. As a result, during the first nine months of 2022, we recorded a $159.9 million non-cash asset impairment charge related to assets of our Dresden facility and an impairment of our Composite Fibers business' goodwill. Moreover, certain customers have not been able to satisfy outstanding accounts receivables and, as such, during the first nine months of 2022, we recognized bad debt expense of approximately $2.6 million directly related to Russian and Ukrainian customers. At September 30, 2022, we had accounts receivable, net of reserves, from customers in this region totaling approximately $0.9 million which we expect to collect in normal course.
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

ITEM 6. EXHIBITS
The following exhibits are filed or furnished herewith or incorporated by reference as indicated.

Incorporated by reference to
3.1	Glatfelter Corporation Amended and Restated Articles of Incorporation	Ex. 3.2 to Form 8-K filed September 2, 2022
3.2	Glatfelter Corporation Amended and Restated By-Laws (Amended and Restated as of September 20, 2022)	Ex. 3.1 to Form 8-K filed September 22, 2022
31.1	Certification of Thomas M. Fahnemann, President and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Ramesh Shettigar, Senior Vice President, Chief Financial Officer and Treasurer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Thomas M. Fahnemann, President and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.
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

November 3, 2022

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)