Form 10-K
period 2022-12-31
Glatfelter Corp
filed 2023-02-27
CIK 41719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Small reporting company ☐ Emerging Growth Company
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Based on the closing price as of June 30, 2022, the aggregate market value of the Common Stock of the Registrant held by non‑affiliates was $252.9 million.
Common Stock outstanding on February 22, 2023 totaled 44,827,249 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 5, 2023 are incorporated by reference into Part III.

GLATFELTER CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Year Ended
December 31, 2022

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
The following discussion of our Business sets forth an update of the material developments since our most recent full discussion included in Item 1 – “Business” of our 2021 Annual Report on Form 10-K filed with the SEC on February 25, 2022.
ITEM 1    BUSINESS
Overview Glatfelter is a leading global supplier of engineered materials. Our high-quality, innovative, and customizable solutions are found in tea and single-serve coffee filtration, personal hygiene, as well as in many diverse packaging, home improvement and industrial applications. Our 2022 net sales were $1.5 billion with customers in over 100 countries. Our operations utilize a variety of manufacturing technologies including airlaid, wetlaid, and spunlace with sixteen manufacturing sites located in the United States, Canada, Germany, the United Kingdom, France, Spain, and the Philippines. We have sales offices in all major geographies serving customers under the Glatfelter and Sontara brands.
In 2022, Glatfelter had a transition in leadership by appointing Thomas Fahnemann as the new Chief Executive Officer of the Company. In making the transition, the Board of Directors reaffirmed its view that Glatfelter has the right combination of business segments serving attractive, growth-oriented markets and customers with sustainable product offerings, but has brought in a new CEO to address the challenges impacting Glatfelter’s financial performance while charting a new direction to unlock the full value of Glatfelter. As such, we initiated a turnaround strategy in late 2022 that focuses on six key initiatives to drive profitability improvements:

•Portfolio optimization - Includes reviewing our entire asset portfolio and considering the strategic, financial, and operational value of each asset in the near- and long-term. We will focus on areas of our portfolio that have scale, or the potential for scale, a strong market leading position and core competencies in manufacturing technology.

•Margin improvement - This is a fundamental part of the turnaround strategy which includes placing greater focus on profitability rather than simple top-line growth. We will continue to address input costs and will continue to see the benefit of pricing actions throughout the course of 2023.

•Fixed asset reduction - Includes evaluating our fixed costs and taking action to make significant reductions. We anticipate that the savings underway will generate full year run-rate savings in the range of $9 – $10 million by 2024.

•Cash liberation - This initiative is supported by the work on the first three initiatives in our plan. We will focus on paying down debt, decreasing our leverage, and increasing EBITDA. We will continue to make prudent decisions with respect to capital allocation and maintain a disciplined approach to managing our accounts receivables, finished goods inventory and raw material pricing. The Board’s decision last year to suspend the dividend frees up approximately $25 million of cash annually.

•Operational effectiveness - We are driving continuous improvements across our operations, identifying areas for process enhancements and waste reduction, and expanding operational best practices across the organization.

•Return Spunlace to profitability - We are executing all the initiatives in our turnaround plan with a heightened sense of urgency of returning our Spunlace segment to profitability.
We manage our business and make investment decisions under a functional operating model with three distinct reporting segments: Airlaid Materials, Composite Fibers and Spunlace. These segments serve growing global customers and markets providing innovative and customizable solutions, ultimately delivering high-quality engineered materials. As a leading global supplier of engineered materials for consumer and industrial applications, we partner with leading consumer product companies and other market leaders to provide innovative solutions delivering outstanding performance to meet market requirements. Over the past several years, we have divested non-strategic assets and made investments to increase production capacity and improve our technical capabilities to ensure we are best positioned to serve the market demands

GLATFELTER 2022 FORM 10-K	1

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
On October 29, 2021, we completed the acquisition of PMM Holding (Luxembourg) AG, and its wholly-owned subsidiaries (“Jacob Holm”), a global leading manufacturer of premium quality spunlace nonwoven fabrics for critical cleaning, high-performance materials, personal care, hygiene and medical applications, for an enterprise value of approximately $304.0 million, including the extinguishment of debt. We expect the combination to create an expanded portfolio of engineered specialty applications manufactured on spunlace-based production assets with opportunities for long-term growth aligned with post-COVID lifestyle changes. Jacob Holm's results are reported prospectively from the date of acquisition as Spunlace, a newly established reporting segment.
Additional information related to these acquisitions is set forth in Item 8 – Financial Statements and Supplementary Data - Note 3 – “Acquisitions.”
Segments Consolidated net sales and the relative net sales contribution of each of our segments for the past three years are summarized below (the data includes the results of the recently completed acquisitions prospectively from the closing date):

Dollars in thousands	2022	2021	2020
Net sales	$1,491,326	$1,084,694	$916,498
Operating segment contribution
Airlaid Materials	40.4%	43.4%	42.7%
Composite Fibers	35.1%	51.3%	57.3%
Spunlace	24.5%	5.3%	—%
Total	100.0%	100.0%	100.0%
Net tons sold by each segment for the past three years were as follows:

Metric tons	2022	2021	2020
Airlaid Materials	164,844	148,134	136,661
Composite Fibers	103,092	132,196	134,758
Spunlace	72,725	12,514	—
Total	340,661	292,844	271,419
AIRLAID MATERIALS Airlaid Materials, with 2022 net sales of approximately $601.5 million, is a leading global supplier of highly absorbent and engineered cellulose-based airlaid nonwoven materials, primarily used to manufacture consumer products for growing global end-user markets. Our products are composed of all-natural fluff pulp, which is sustainable by design. The categories served by Airlaid Materials include:
•feminine hygiene and other hygiene products;
•specialty wipes;
•tabletop;
•adult incontinence;
•home care;
•food pads; and
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

This segment’s net sales composition by categories is set forth in Item 8 – Financial Statements and Supplementary Data - Note 8 – “Revenue. “
The feminine hygiene category accounted for 39.6% and 44.0% of Airlaid Material’s net sales in 2022 and 2021, respectively. Most feminine hygiene sales are to a group of large, leading global consumer products companies. We believe these markets are growth oriented due to population growth in certain geographic regions and changing consumer preferences. In developing regions, demand is also influenced by increases in disposable income and cultural preferences.
Airlaid Materials operates state-of-the-art facilities in Falkenhagen and Steinfurt, Germany, Gatineau, Canada, Fort Smith, Arkansas, and Mount Holly, North Carolina. The segment's five facilities operate with the following combined attributes (in metric tons):

Airlaid Production Capacity (metric tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
190,000	Fluff pulp	130,000
Key raw materials used in the airlaid production process other than fluff pulp include synthetic fibers, super absorbent polymers, and latex. The cost to produce is influenced by the cost of critical raw materials and energy prices. Airlaid Materials purchases substantially all the electricity and natural gas used in its operations. Approximately 77% of this segment’s net sales in 2022 was earned under contracts whose selling price is influenced by pass-through provisions directly related to the cost of certain key raw materials.
Airlaid Materials continues to be a technology and product innovation leader in technically demanding segments of the markets it serves. Its airlaid material production employs multi-bonded, thermal-bonded and hydrogen-bonded airlaid technologies. We believe that its facilities are among the most modern and flexible airlaid facilities in the world, allowing it to produce at industry leading operating rates. Its proprietary single-lane festooning technology provides converting and product packaging capabilities which supports efficiency in the customers converting processes. Airlaid Materials’ in-house technical expertise combined with significant capital investment requirements and rigorous customer expectations creates large barriers to entry for new competitors.
The following summarizes Airlaid Materials’ key competitors:

Market segment	Competitor
Hygiene and other absorbent products	Fitesa, McAirlaid’s, Domtar, Suominen, Karweb Nonwovens, and Gelok International
Wipes	Suominen, Berry Global, Kimberly-Clark, Spuntech Industries, and AS Nonwovens
Tabletop	SharpCell, Duni/Rexcell, Ascutec, Karweb Nonwovens, and Main
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
COMPOSITE FIBERS Our Composite Fibers segment, with 2022 net sales of approximately $523.9 million, processes specialty long fibers, primarily from natural sources such as abaca, and other materials to create premium value-added products in the following categories:
•Food & beverage filtration material primarily used for single-serve coffee and tea products;
•Technical specialties consists of a diverse line of specialty engineered products used in commercial and industrial applications such as electrical energy storage, home, hygiene, and other highly-engineered fiber-based applications;
•Wallcover base materials used by the world’s largest wallpaper manufacturers;
•Composite laminates decorative laminate solutions used in furniture, and household and commercial flooring, and other applications; and

GLATFELTER 2022 FORM 10-K	3

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
This segment’s net sales composition by categories is set forth in Item 8 – Financial Statements and Supplementary Data - Note 8 – “Revenue.”
Composite Fibers is comprised of five production facilities (Germany (3), France, and England), a metallizing operation (Wales) and a pulp mill (the Philippines). The combined attributes of the facilities are summarized as follows (in metric tons):

Production Capacity	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM
147,000 lightweight and other paper	Abaca pulp	14,400
	Wood pulp	86,500
	Synthetic fiber	21,500
11,200 metallized	Base stock	11,000
12,000 abaca pulp	Abaca fiber	23,700
The primary raw materials used in the production of our lightweight materials are softwood pulps, abaca pulp, and other specialty fibers. Securing adequate quantities of abaca pulp and its source material, abaca fiber, are important to support growth in this segment. Abaca pulp, a specialized pulp with limited sources of availability globally, is produced by our Philippine pulp mill, providing a unique advantage to our Composite Fibers segment. As the supply of abaca fiber becomes constrained or when production demands exceed the capacity of the Philippines mill, alternative sources and/or substitute fibers are used to meet customer demands.
In addition to critical raw materials, Composite Fibers’ production cost is influenced by the price of electricity and natural gas. In 2022, Composite Fibers purchased approximately 74% of its electricity needs, the cost of which is influenced by the natural gas markets. In addition, the segment generates all the steam used in production by burning natural gas.
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

Market segment	Competitor
Single serve coffee & tea	Ahlstrom, Delfort, Purico, Miquel y Costas, and Zhejiang Kan
Technical specialties	Nippon Kodoshi (NKK), Zhejiang Kan, Twin Rivers, Suominen, and Miquel y Costas
Wallcovering	Technocell, Neu Kaliss, Kaemmerer, and Ahlstrom
Composite laminates	Mativ, Purico, Miquel y Costas, and Qi Feng
Metallized	AR Metallizing, Torras Papel Novelis, Vaassen, Galileo Nanotech, and Wenzhou Protec Vacuum Metallizing Co.
Our strategy in Composite Fibers is focused on:
•leveraging innovation resources to drive plastic free applications, and new product and new business development;
•optimizing our asset utilization and product portfolio while capitalizing on growing global markets in beverage filtration, electrical storage, and consumer products trends;
•maximize continuous improvement methodologies to increase productivity, reduce costs, and expand capacity; and
•ensuring readily available access to specialized raw material requirements or suitable alternatives to support projected growth.

SPUNLACE Our Spunlace segment, with 2022 net sales of approximately $365.9 million, is a global leading specialty manufacturer of premium quality spunlace nonwovens for critical cleaning, high-performance materials, personal care, surface disinfecting wipes, hygiene, beauty care and medical applications. Spunlace, formed as a result of our Jacob Holm acquisition, is a global manufacturer with state of the art proprietary production technology, conversion capabilities and branded products. Spunlace serves the world's largest brands and focuses on quality, sustainability, and innovation. The categories served by Spunlace include:
•consumer wipes;
•critical cleaning;
•health care;
•feminine hygiene;
•high performance materials; and
•beauty care.
Spunlace's products are used by a wide range of end users. The critical cleaning and high performance product categories are used in applications such as automotive refinishing, aerospace, cleanroom, automotive acoustics, fire blocking and filtration. It has long-standing relationships with its customers who are niche players with highly specialized requirements. Health and beauty care includes medical gowns and drapes, wound care, surgical towels, facial masks and face and body wipes. Customers in the wipes and feminine hygiene category consist of some of the world's largest consumer brands, retailers, and converters.
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
Key raw materials used in the spunlace production process include natural and synthetic fibers, pulps, and paper stock. The spunlace production process utilized by Spunlace's facilities consumes a significant amount of water to facilitate the formation of fibers into salable product. The cost to produce is influenced by the cost of critical raw materials and energy prices, including electricity and natural gas used in its operations. Approximately 55% of this segment’s net sales in 2022 was earned under contracts whose selling price is influenced by pass-through provisions directly related to the price indices of certain key raw materials.
The following summarizes Spunlace's key competitors:

Market segment	Competitor
Critical cleaning and high performance	Kimberly-Clark, Berry Global, Sellars, Suominen, and Norafin
Feminine hygiene, personal care, health and beauty	Sandler, Suominen, BC Nonwovens, Spuntech, Mogul, Dalian Ruiguang Nonwoven Group, and Asahi Kasei
Our strategy in Spunlace is focused on:
•integrating its operations to maximize planned synergies;
•leading the industry transition in sustainability by leveraging our technological advantage;
•being the preferred co-innovator;
•optimizing the use of existing production capacity; and
•delivering operational excellence.

GLATFELTER 2022 FORM 10-K	5

Concentration of Customers In 2022, 2021 and 2020, approximately 15%, 16% and 16%, respectively, of our consolidated net sales were from sales to Procter & Gamble Company, a customer in the Airlaid Materials and Spunlace segments.
Capital Expenditures Our business requires expenditures for equipment enhancements to support growth strategies, research and development initiatives, and for normal upgrades or replacements. Capital expenditures totaled $37.7 million, $30.0 million and $28.1 million in 2022, 2021 and 2020, respectively. Capital expenditures in 2023 are estimated to total between approximately $35 million and $40 million, including $4 to $5 million for Spunlace integration.
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
Human Capital Our business is guided by our Board of Directors and a diverse management team comprised of leaders with extensive business and industry experience. Additional information on our leadership team is set forth within this Form 10-K under the caption “Executive Officers.” As of December 31, 2022, we employed approximately 3,250 people worldwide, the substantial majority of whom are skilled personnel responsible for the production and commercialization of our Airlaid Materials, Composite Fibers, and Spunlace products. Our facilities are a continuous flow manufacturing operation with approximately 67.8% of our employees represented by local works councils or trade unions in Europe, the United Kingdom, Canada, and the Philippines.
The daily work of Glatfelter employees is rooted in the Company’s longstanding Code of Business Conduct and Core Values of Integrity, Financial Discipline, Mutual Respect, Customer Focus, Environmental Responsibility, and Social Responsibility.
Employee Health and Safety We have a well-established safety management system and ongoing employee well-being programs. The health and safety of our employees have remained a top priority, and we have been diligently taking the necessary measures to protect employees throughout our various facilities. This includes expanded safety, hygiene, and communication protocols as we operate in a post-pandemic environment.
We view health and safety as everyone’s responsibility and involve all employees at every level of the organization in our programs. Glatfelter facilities are striving to be “injury free every day” through implementation of our Global Health & Safety Program, regulatory compliance, site-specific safety plans, safety resources and training, ongoing risk assessment and a safety auditing program. We track multiple safety metrics, including total case incident rate (“TCIR”), to encourage and ensure continuous improvement and mitigation of potential safety risks. In recent years, our TCIR has consistently ranked in the top quartile of safety performance in our industry.
Talent Attraction, Retention, and Development Our employees make essential contributions to our success and ability to drive growth and innovation. Even as the organization has undertaken substantial change in recent years, our vision and Core Values remain the center of our steadfast compliant culture. We are always working to enhance our human resources programs by implementing and integrating enterprise-level processes for talent attraction, career development, and training.
Glatfelter supports its team by providing competitive wages, comprehensive benefits, diverse well-being programs, and other benefits to help enhance the lives of our employees. We provide various work arrangements for employees whose jobs are conducive to remote or hybrid structures. We regularly review our employee offerings to ensure we are positioned competitively to attract and retain top-tier talent.
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
Diversity, Equity and Inclusion We are a global company that encourages and embraces different cultures and backgrounds. Our employees, including our management team, are diverse – as our facilities hire locally for leadership positions, as well as salaried and production positions at all levels. We strive to create an inclusive culture and provide opportunities for people of all backgrounds to share their unique viewpoints and contribute to our success. The global nature of our business helps drive our inclusive corporate environment, as we regularly collaborate with colleagues who have different backgrounds, ethnicities, and world views.

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
Approximately 41% of our net sales in 2022 was from shipments to customers in Europe, the demand for which is dependent on economic conditions in this area, or to the extent such customers do business outside of Europe, in other regions of the world. Uncertain economic conditions in this region may cause weakness in demand for our products, as well as volatility in our customers buying patterns.
The cost of raw materials and energy used to manufacture our products could increase or the availability of certain raw materials could become constrained.
We require access to sufficient, and reasonably priced, quantities of pulps, pulp substitutes, abaca fiber, polyester and various synthetic fibers, and certain other raw materials, as well as access to reliable and abundant supplies of water to support many of our production facilities. We require significant quantities of wood pulps and, therefore, the volatility of wood pulp prices can have a significant impact on our results of operations.
Our Philippine production site purchases raw abaca fiber to produce abaca pulp, a key material used to manufacture material for single-serve coffee, tea, and technical specialty products at Composite Fibers’ facilities. At certain times, the supply of abaca fiber has been constrained or the quality diminished due to factors such as weather-related damage to the source crop, as well as decisions by landowners to produce alternative crops in lieu of those used to produce abaca fiber. These factors have contributed to volatility in fiber prices or limited available supply.
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

GLATFELTER 2022 FORM 10-K	7

We may not realize the growth opportunities and operational synergies that are anticipated from the Jacob Holm acquisition.
The benefits that we expect to result from the Jacob Holm acquisition will depend, in part, on our ability to realize anticipated growth opportunities and anticipated operational synergies. Our success in realizing these growth opportunities and operational synergies, and the timing of this realization, will depend in part on the successful integration of the Jacob Holm business, the price and availability of certain raw materials and energy at reasonable prices, customers willingness to pay for these increases, and the overall competitive landscape.
There is a significant degree of difficulty and management distraction inherent in the process of integrating acquisitions as sizable as the Jacob Holm acquisition. The process of integrating operations could cause an interruption of, or loss of momentum in, our Jacob Holm business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our company, service existing customers, attract new customers, and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.
We cannot assure you that we will successfully or cost-effectively integrate Jacob Holm’s business. The failure to do so could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to integrate Jacob Holm’s business successfully, this integration may not result in the realization of the growth opportunities and operational synergies that we expected from this integration, and we cannot guarantee that these benefits will be achieved within the anticipated timeframes or at all.
We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and make payments on the notes.
As of December 31, 2022, we had approximately $312.3 million of secured debt and $532.0 million of unsecured debt. We are able to, and may, incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to holders of our indebtedness, including:
•making it more difficult for us to satisfy our obligations with respect to our long-term debt;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements, and our ability to satisfy our obligations with respect to the notes in the future;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes;
•increasing our vulnerability to general adverse economic and industry conditions;
•exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;
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
Approximately $40 and $95 million of our net sales in 2022 and 2021, respectively, or 2.7% and 7.3% of our net sales in 2022 and 2021, respectively, were earned from customers located in Russia and Ukraine. The geopolitical conditions resulting from the Russia/Ukraine military conflict, including government-imposed sanctions and the current macroeconomic climate in Russia and Ukraine, have adversely impacted both demand for our products and our ability to deliver products to this region, as well as, limited customers' access to financial resources and their ability to satisfy obligations to us. For example, as a direct result of the military conflict, economic sanctions, and the disruptions in the region’s financial systems, we have had a significant reduction in wallcover revenues and cash flows. We expect this reduction to continue for the foreseeable future and most directly impact our facility located in Dresden, Germany that produces wallcover paper, a significant portion of which historically was sold into the Ukraine and Russian markets. Certain wallcover base paper, together with certain filtration products produced by our Composite Fibers segment, are subject to sanction restrictions and currently are unable to be sold into the Russian market. As a result, during the first quarter of 2022, we recorded a $117.3 million non-cash asset impairment charge related to assets of our Dresden facility and an impairment of our Composite Fibers business' goodwill. Moreover, certain customers have not been able to satisfy outstanding accounts receivables and, as such, during 2022, we recognized bad debt expense of approximately $2.9 million directly related to Russian and Ukrainian customers. At December 31, 2022, we had accounts receivable, net of reserves, from customers in this region totaling approximately $0.3 million which we expect to collect in normal course.
In addition, we operate manufacturing sites elsewhere in Europe that have been adversely impacted as a result of the military conflict in Ukraine and related geopolitical events and sanctions. In many instances, these sites depend on the availability of natural gas for use in the production of products. The supply of a substantial portion of the natural gas used may originate from Russia. We expect that shortages or variability in supply along with increases and variability in costs of natural gas will adversely impact our ability to operate these sites in an efficient and cost-effective manner, for the foreseeable future.
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
In the event that current geopolitical tensions fail to abate, or deteriorate further, or additional governmental sanctions are enacted against the Russian economy or its banking and monetary systems, we may face additional adverse consequences to our business and results of operations. Even if the conflict moderates or a resolution between Ukraine and Russia is reached, we expect that we will continue to experience ongoing adverse consequences to our business, financial condition, and results of operation resulting from the conflict for the foreseeable future, including and because certain of the economic and other sanctions imposed, or that may be imposed, against Russia may continue for a period of time after any resolution has been reached.
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
A significant proportion of our net sale and earnings is generated from operations outside of the United States. In addition, we own and operate manufacturing facilities in Canada, Germany, France, Spain, the United Kingdom, and the Philippines. A significant portion of our business is transacted in currencies other than the U.S. dollar including the euro, British pound, Canadian dollar, and Philippine peso, among others. Our euro denominated net sales exceeds euro expenses by an estimated €190 million. With respect to the British pound, Canadian dollar, and Philippine peso, we have greater outflows than inflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant.

GLATFELTER 2022 FORM 10-K	9

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
We generate a substantial portion of Airlaid Materials' and Spunlace's net sales from a few large customers, the loss of any one could have a material adverse effect on our results of operations.
The top three customers in each segment, in the aggregate, accounted for approximately 53% of Airlaid Materials’ and approximately 39% of Spunlace’s net sales in 2022. Furthermore, Airlaid Materials and Spunlace derive approximately 40% and 6%, respectively, of their annual net sales from sales to the feminine hygiene market. The loss of any one of these large customers or a decline in sales of hygiene products could have a material adverse effect on these segments’ operating results. Our ability to effectively compete could be affected by technological production alternatives which could provide substitute products into this market segment. Customers in the airlaid and spunlace nonwoven fabric material market, including the hygiene market, may also switch to less expensive products, change preferences or otherwise reduce demand for our products, thus reducing the size of the markets in which the segments currently sell their products. Any of the foregoing could have a material adverse effect on our financial performance and business prospects.
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

GLATFELTER 2022 FORM 10-K	11

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
In the event any of the above risk factors impact our business in a material way or in combination during the same period, we may be unable to generate enough cash flow to simultaneously fund our operations, finance capital expenditures, satisfy obligations, and make dividend payments on our common stock.
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

EXECUTIVE OFFICERS
The following table sets forth certain information with respect to our executive officers and other senior management members of February 27, 2023.

Name	Age	Office with the Company
Thomas M. Fahnemann	61	President & Chief Executive Officer
Christopher W. Astley	50	Senior Vice President, Chief Commercial Officer
Eileen L. Beck	60	Senior Vice President, Global Human Resources & Administration
Wolfgang Laures	53	Senior Vice President, Integrated Global Supply Chain & Information Technology
Ramesh Shettigar	47	Senior Vice President, Chief Financial Officer & Treasurer
David C. Elder	54	Vice President, Finance & Chief Accounting Officer
Jill L. Urey	56	Vice President, Chief Legal & Compliance Officer & Corporate Secretary
Thomas M. Fahnemann became President and Chief Executive Officer effective August 25, 2022. Since October 2017, he has served as Non-Executive Director, Member of the Board and Chairman of the Audit Committee for AustroCel Hallein, GmbH, in Amsterdam, the Netherlands. From 2010 to 2017, Mr. Fahnemann served as CEO and Chairman of the Management Board of Semperit Holding AG in Vienna, Austria.
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
Eileen L. Beck was promoted to Senior Vice President, Global Human Resources & Administration in February 2023. She joined us in 2012 as Director, Global Compensation and Benefits, was promoted to Vice President in September 2015, and promoted to Vice President Human Resources & Administration in April 2017. Ms. Beck previously held various Human Resources roles at Armstrong World Industries.
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
Ramesh Shettigar was promoted to Senior Vice President, Chief Financial Officer and Treasurer in May 2022. He joined us in July 2014 as Vice President and Treasurer and was promoted to Vice President, ESG, Investor Relations and Corporate Treasurer in September 2021. Prior to joining Glatfelter, Mr. Shettigar was Director of Treasury at Quest Diagnostics with responsibility for a broad range of corporate finance activities including cash management, global liquidity, FX, debt/equity financing and capital planning. Mr. Shettigar has also held treasury and related positions with Praxair Inc, Delphi Corporation an McDermott International.
David C. Elder was named Vice President, Finance in December 2011 and serves as our Chief Accounting Officer. Prior to his promotion, he was our Vice President, Corporate Controller, a position held since joining Glatfelter in January 2006. Mr. Elder was previously Corporate Controller for YORK International Corporation.
Jill L. Urey, Vice President, Chief Legal & Compliance Officer and Corporate Secretary, was promoted to this position in July 2019 and has led our legal function since December 2018. She joined Glatfelter in January 2013 as Assistant General Counsel and assumed the additional role of Chief Compliance Officer in the beginning of 2016. Prior to joining us, Ms. Urey was Corporate Counsel and later Interim General Counsel for Graham Packaging Company from 2007 to 2012.
ITEM 4    MINE SAFETY DISCLOSURES
Not Applicable

GLATFELTER 2022 FORM 10-K	13

PART II
ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “GLT”
Our Board of Directors declared quarterly cash dividends of $0.14 per common share for the first two quarters of 2022. In the third quarter of 2022, the Board of Directors suspended the quarterly cash dividend as part of our focused efforts to optimize the operational and financial results of the business. For 2021, our Board of Directors declared quarterly cash dividends of $0.135 per common share in the first quarter of 2021 and $0.14 per common share beginning with the second quarter and the following quarters of 2021.
As of February 20, 2023, we had 855 shareholders of record.

STOCK PERFORMANCE GRAPH
The following stock performance graph compares the cumulative 5-year total return of our common stock with the cumulative total returns of both a broad market index and a peer group. We compare our stock performance to the S&P Small Cap 600 index and to the S&P Small Cap 600 Materials index.
We previously charted our stock compared to the S&P Small Cap 600 Paper Products index; however in 2022, we changed the comparison to the S&P Small Cap 600 Materials index which we believe we more closely align with given the diverse product portfolio of engineered materials products we produce. The following graph assumes $100 was invested in our common stock and in each index (including reinvestment of dividends) on December 31, 2017 and charts the performance through December 31, 2022.

COMPARISON of 5-YEAR CUMULATIVE TOTAL RETURN
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Glatfelter
S&P SmallCap 600
S&P SmallCap 600 Paper Products
S&P SmallCap 600 Materials

ITEM 6    [RESERVED]

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this annual report. Our discussion and analysis of 2022 compared to 2021 is included herein. For discussion and analysis of 2021 compared to 2020, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the United States Securities and Exchange Commission on February 25, 2022 and is incorporated herein by reference.
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

GLATFELTER 2022 FORM 10-K	15

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
COVID-19 Pandemic On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic as the virus spread throughout the world. The COVID-19 pandemic and the actions undertaken throughout the world, in an attempt to contain the virus, have had an unprecedented and significant impact on global economies in terms of reduced GDP, inflation, volatile energy prices, disruptions in global supply chains, increased unemployment, and insolvencies in a variety of industries and markets. As a result, we have experienced and may continue to experience weaker or volatile demand for certain of our products due to the effects of the pandemic. Shortly after the pandemic began and through the first several months of 2021, our financial performance and results of operations were adversely impacted by the pandemic, particularly by weaker demand for tabletop products used by restaurants, catering and similar venues, all of which were impacted by “lockdowns” throughout many regions of the world. However, demand has improved as restaurants around the world have reopened. The majority of our other product portfolios are considered to be “essential or life-sustaining” and we continued to produce products used in the global response effort to the pandemic. We believe demand for certain of our products, such as Composite Fibers’ food and beverage filtration products and Airlaid Materials’ personal hygiene and wipes, will remain stable. The following discussion and analysis primarily focus on the financial results of operations and financial condition of our continuing operations.
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
RESULTS OF OPERATIONS
2022 versus 2021
Overview For the year ended December 31, 2022, we reported a loss from continuing operations of $194.1 million, or loss of $4.33 per share compared with income of $6.7 million and $0.15 per share in 2021. The following table sets forth summarized GAAP-based consolidated results of operations:

	Year ended December 31,
In thousands, except per share	2022	2021
Net sales	$1,491,326	$1,084,694
Gross profit	148,802	144,795
Operating income (loss)	(163,951)	28,614
Continuing operations:
Income	(194,117)	6,721
Earnings per share	(4.33)	0.15
Discontinued operations:
Income (expense)	(91)	216
Earnings per share	—	—
Net income (loss)	(194,208)	6,937
Earnings per share	$(4.33)	$0.15
We used $40.8 million of cash for operating activities in 2022 compared with a cash inflow of $71.0 million a year ago. During 2022 and 2021, capital expenditures totaled $37.7 and $30.0 million, respectively. Refer to Liquidity and Capital Resources for additional discussion of our sources and uses of cash.
The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect a number of significant actions we undertook, including strategic initiatives, corporate headquarters relocation, cost optimization and the restructuring and consolidation of our metallized business, among others. Excluding these items from reported results, adjusted loss, a non-GAAP measure, was $19.0 million, or $0.42 loss per share for 2022, compared with adjusted earnings of $27.6 million, or $0.61 per diluted share, a year ago. The weaker financial performance largely reflects the adverse impact of significantly higher raw material and energy prices which were only partially offset by higher selling prices. Operating income for our Airlaid Materials segment was $12.6 million higher in 2022 compared with 2021 and Composite Fibers’ was $20.5 million lower. Spunlace, our new segment created in connection with the Jacob Holm acquisition, lost $9.3 million for the year compared to a loss of $1.3 for the two months included in 2021 post acquisition. In addition to the results reported in accordance with GAAP, we evaluate our performance using adjusted earnings and adjusted earnings before interest expense, interest income, income taxes, depreciation and amortization and stock-based compensation (“Adjusted EBITDA”). We disclose this information to allow investors to evaluate our performance exclusive of certain items that impact the comparability of results from period to period and we believe it is helpful in understanding underlying operating trends and cash flow generation.
Adjusted earnings consists of net income determined in accordance with GAAP adjusted to exclude the impact of the following:
Goodwill and Other Asset Impairment Charges. This adjustment represents non-cash charges recorded to reduce the carrying amount of certain long-lived assets of our OberSchmitten, Germany facility and goodwill of our Composite Fibers reporting segment.
Turnaround strategy costs. This adjustment reflects costs incurred in connection with the Company's turnaround strategy initiated in 2022 under its new chief executive officer to drive operational and financial improvement. These costs are primarily related to professional services fees and employee separation costs.
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
CEO transition costs. This adjustment reflects the net costs associated with the transition from our former CEO to our current CEO, including cash severance costs, forfeitures of stock-based compensation awards, and certain professional and legal fees incurred directly related to the transition.
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
COVID-19 ERC recovery. This adjustment reflects the benefit recognized from employee retention credits claimed under the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) Act and the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and professional services fees directly associated with claiming this benefit.
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
Other tax adjustments. For 2022, reflects the tax effect of applying certain provisions of the CARES Act of 2020. For 2021, reflects the tax impact related to the reversal of permanent reinvestment assertion for certain foreign jurisdictions and a foreign tax benefit related to the establishment of a center of excellence.

GLATFELTER 2022 FORM 10-K	17

These adjustments are each unique and not considered to be on-going in nature. The transactions are irregular in timing and amount and may significantly impact our operating performance. As such, these items may not be indicative of our past or future performance and therefore are excluded for comparability purposes.
Adjusted earnings and adjusted EBITDA are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP. The following table sets forth the reconciliation of net income to adjusted earnings for the periods presented:

Adjusted Earnings	Year ended December 31,
	2022		2021
In thousands, except per share	Amount	EPS	Amount	EPS

Net income (loss)	$(194,208)	$(4.33)	$6,937	$0.15
Exclude: Loss (Income) from discontinued operations, net of tax	91	—	(216)	—
Income from continuing operations	(194,117)	(4.33)	6,721	0.15
Adjustments (pre-tax):
Goodwill and other asset impairment charges (1)	190,556		—
Turnaround strategy costs (2)	8,038		—
Russia/Ukraine conflict charges (3)	3,207		—
Strategic initiatives (4)	5,625		30,928
CEO transition costs (5)	1,728		—
Corporate headquarters relocation	351		585
Cost optimization actions (6)	941		885
COVID-19 ERC recovery (7)	(7,344)		—
Timberland sales and related costs	(2,962)		(5,239)
Total adjustments (pre-tax)	200,140		27,159
Income taxes (8)	(25,486)		415
Other tax adjustments (9)	428		(6,696)
Total after-tax adjustments	175,082	3.91	20,878	0.46
Adjusted earnings from continuing operations	$(19,035)	$(0.42)	$27,599	$0.61

(1)Reflects goodwill impairment charge of $119.0 million and other asset impairment charges of $71.6 million.
(2)Reflects professional services fees (primarily consulting) of $4.7 million and employee separation costs of $3.3 million.
(3)Reflects accounts receivable reserves of $2.9 million and inventory reserves of $0.3 million.
(4)For 2022, reflects primarily professional services fees related to acquisitions (including transaction advisory, legal and other consultant costs) of $4.3 million, employee separation and other costs of $1.1 million, and other costs directly related to the acquisitions of $0.2 million. For 2021, reflects professional services fees related to acquisitions (including transaction advisory, legal, audit and valuation specialists) of $22.4 million, employee separation and other costs of $0.8 million, inventory valuation step-up costs of $6.1 million and other costs of $1.6 million, all of which are directly related to acquisitions.
(5)Primarily reflects cash severance and transition related costs of $4.8 million partially offset by a $3.1 million non-cash benefit related to the forfeiture of stock-based compensation awards. We expect to recognize an additional non-cash charge in Q1 2023 related to settlement accounting when we settle a portion of the former CEO's non-qualified pension obligation under the terms of the pension plan.
(6)Primarily reflects employee separation costs of $0.4 million, equipment write-down of $0.4 million and other costs of $0.1 million directly associated with closure of synthetic fiber production facility in the U.K.
(7)Reflects the benefit recognized from employee retention credits claimed under the CARES Act of 2020 and the subsequent related amendments, partially offset by professional services fees directly related to claiming this benefit.
(8)Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated. For items originating in the U.S., no tax effect is recognized due to the previously established valuation allowance on the net deferred tax assets.
(9)For 2022, reflects the tax effect of applying certain provisions of the CARES Act of 2020. For 2021, reflects the tax impact related to the reversal of permanent reinvestment assertion for certain foreign jurisdictions and a foreign tax benefit related to the establishment of a center of excellence.

Adjusted EBITDA	Year ended December 31,
In thousands	2022	2021

Net Income (loss)	$(194,208)	$6,937
Exclude: Loss (income) from discontinued operations, net of tax	91	(216)
Add back: Taxes on continuing operations	(10,275)	6,956
Depreciation and amortization	66,724	61,421
Interest expense, net	32,799	12,280
EBITDA	(104,869)	87,378
Adjustments:
Goodwill and other asset impairment charges	190,556	—
Turnaround strategy costs	8,038	—
Russia/Ukraine conflict charges	3,207	—
Strategic initiatives	5,625	30,928
CEO transition costs, excluding forfeiture of share-based compensation	4,831	—
Share-based compensation	831	5,063
Corporate headquarters relocation	351	585
Cost optimization actions, excluding accelerated depreciation	589	885
COVID-19 ERC recovery	(7,344)	—
Timberland sales and related costs	(2,962)	(5,239)
Adjusted EBITDA	$98,853	$119,600
EBITDA is a measure used by management to assess our operating performance and is calculated using income (loss) from continuing operations and excludes interest expense, interest income, income taxes and depreciation and amortization. Adjusted EBITDA is calculated using EBITDA and further excludes certain items management considers to be unrelated to the company’s core operations. The adjustments include, among others, the costs of strategic initiatives, turnaround strategy costs, CEO transition costs, certain cost optimization and restructuring activities, certain COVID-19 ERC recovery, corporate headquarters relocation expenses, asset impairment charge, and share-based compensation expense, as well as the elimination of gains from sales of timberlands. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing operating performance.

GLATFELTER 2022 FORM 10-K	19

Segment Financial Performance

	Year ended December 31,
In thousands, except tons	2022	2021
Net Sales by Segment
Airlaid Material	$601,514	$470,250
Composite Fibers	523,863	556,807
Spunlace	365,949	57,637
Total	$1,491,326	$1,084,694

Operating income (loss) by Segment
Airlaid Material	$54,809	$42,244
Composite Fibers	16,923	37,422
Spunlace	(9,289)	(1,338)
Other and unallocated	(226,394)	(49,714)
Total	$(163,951)	$28,614

Depreciation and amortization
Airlaid Material	$30,114	$28,101
Composite Fibers	19,632	27,690
Spunlace	11,850	1,693
Other and unallocated	5,128	3,937
Total	$66,724	$61,421

Capital expenditures
Airlaid Material	$9,691	$8,431
Composite Fibers	15,730	11,912
Spunlace	6,689	3,810
Other and unallocated	5,630	5,884
Total	$37,740	$30,037

Tons shipped (metric)
Airlaid Material	164,844	148,134
Composite Fibers	103,092	132,196
Spunlace	72,725	12,514
Total	340,661	292,844

Plant, equipment and timberlands, net
Airlaid Material	$347,142	$371,324
Composite Fibers	145,959	202,445
Spunlace	159,648	161,478
Other and unallocated	23,062	23,565
Total	$675,811	$758,812

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

Management evaluates results of operations of the segments before certain corporate level costs and the effects of certain gains or losses not considered to be related to the core business operations. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of operating segments, and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” In the evaluation of operating segment results, management does not use any measures of total assets. This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.
Sales and Costs of Products Sold

	Year ended December 31
In thousands	2022	2021	Change
Net sales	$1,491,326	$1,084,694	$406,632
Costs of products sold	1,342,524	939,899	402,625
Gross profit	$148,802	$144,795	$4,007
Gross profit as a percent of Net sales	10.0%	13.3%
The following table sets forth the contribution to consolidated net sales by each segment:

	Year ended December 31
Percent of Total	2022	2021
Segment
Airlaid Materials	40.3%	43.4%
Composite Fibers	35.1	51.3
Spunlace	24.6	5.3
Total	100.0%	100.0%

Net sales on a consolidated basis totaled $1,491.3 million and $1,084.7 million in 2022 and 2021, respectively. The $406.6 million increase was primarily driven by including a full year of net sales for Mount Holly and Jacob Holm, both of which were acquired in 2021, and higher selling prices and surcharges to recover higher input cost inflation.
Airlaid Materials’ net sales increased $131.3 million or 27.9%, in the comparison of 2022 to 2021, mainly driven by higher selling prices from cost-pass-through arrangements with customers and pricing actions to recover significant inflation in raw materials and energy. Shipments increased 11.3% driven by higher shipments in all market categories except for home care. Currency translation was $36.1 million unfavorable.
Airlaid Materials’ 2022 operating income of $54.8 million was $12.6 million higher than 2021. Higher shipments and product mix positively impacted results by $11.7 million. Selling price increases of $82.5 million fully offset the higher raw material prices and energy inflation costs of $79.3. In 2022, primary raw material input costs increased $66.2 million, or 26% and energy costs increased $13.1 million, or 58%, compared to 2021. The increase in primary raw material input costs was approximately in-line with broader market indices, however, energy costs, in general, increased less than broader market indices due to our entering into certain forward purchases which partially mitigated the impact of rising energy costs. We expect prices for both energy and raw materials to remain elevated for the foreseeable future. As of December 31, 2022, Airlaid Materials had approximately 77% of its net sales with contracts with pass-through provisions. Operations were favorable $2.9 million driven by higher production, which offset other general inflationary pressures. The impact of currency and related hedging negatively impacted earnings by $5.2 million. The primary drivers are summarized in the following chart (presented in millions):

GLATFELTER 2022 FORM 10-K	21

Composite Fibers’ net sales decreased $32.9 million or 5.9% in 2022 compared to 2021. The decline in net sales is primarily driven by a 22.0% decline in shipments. In particular, wallcover shipments declined 45.1% due to lower shipments to customers in Russia and Ukraine resulting from the ongoing conflict in the region, including sanctions prohibiting the sale of certain wallcover and tea filter materials into Russia. Shipments in all other market categories were also lower in 2022. Higher selling prices of $73.5 million, driven by price increases and energy surcharges to recover input cost inflation, partially offset the overall lower shipments. Currency translation was unfavorable $50.4 million.
Composite Fibers’ 2022 operating income of $16.9 million was $20.5 million lower than 2021. Lower shipments, primarily in our Dresden facility, negatively impacted results by $9.7 million. Higher selling prices and energy surcharges of $73.4 million fell $11.8 million short of recovering continued inflation in energy and raw materials of $85.2 million. In 2022, energy costs increased $33.8 million, or 57%, and primary raw material input costs increased $29.8 million, or 13%, compared to 2021. The increase in primary raw material input costs was approximately in-line with broader market indices, however, energy costs, in general, increased less than broader market indices due to our entering into certain forward purchases which partially mitigated the impact of rising energy costs. Freight inflation reported as part of raw material and energy inflation increased approximately $18.6 million, or 85%, compared to 2021. To help mitigate the substantial energy inflation charges and higher raw material costs, we revised some of our customer contracts to include pass-through costs provisions. As of December 31, 2022, Composite Fibers had approximately 47% of its net sales with contracts with pass-through provisions. Operations were lower $8.3 million dollars mainly driven by market related downtime in our German facilities related to Russia/Ukraine sanctions and to manage inventory levels which was partially offset by lower energy consumption and lower spending. The impact of currency and related hedging positively impacted earnings by $9.3 million primarily due to the weakening of the British pound sterling for which our expenses exceed sales in this currency.
The primary drivers are summarized in the following chart (presented in millions):

Spunlace’s net sales for 2022 were approximately $365.9 million. An operating loss of $9.3 million was mainly driven by higher raw material and energy costs only partially offset by higher selling prices and energy surcharges. The results for 2021 were included prospectively from the October 29, 2021 acquisition date.
Other and Unallocated The amount of net operating expenses not allocated to an operating segment and reported as “Other and Unallocated” in our table of Segment Financial Performance, totaled $226.4 million for 2022 compared with $49.7 million in 2021. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the comparison increased $3.7 million. Expenses for 2022 included a one-time customer claim and associated costs totaling $3.1 million related to a supplier's raw material defect that was identified by Glatfelter and reported to the customer thereby avoiding the impacted product from reaching the end consumer. The Company has initiated discussions with the supplier and its insurance provider to recover Glatfelter's losses related to the issue. No recovery of losses was recorded in the 2022 financials.
Gain on Sales of Plant, Equipment and Timberlands, net During each of the past two years, we sold certain assets, primarily timberlands. For a summary of these transactions, refer to Item 8 - Financial Statements and Supplementary Data, Note 7 - "Gain on Dispositions of Plant Equipment and Timberlands."
Interest expense, net For the year ended December 31, 2022, interest expense, net totaled $32.8 million compared with $12.3 million for 2021. The increase reflects additional net borrowings in 2021 totaling $497.3 million incurred to finance the two acquisitions completed in May 2021 and October 2021. In addition, in connection with the October 2021 issuance of our 4.750% senior notes to finance the Jacob Holm acquisition, we refinanced the amounts outstanding under our variable-rate revolving credit facility which averaged approximately 1.6% at the time they were refinanced, with the proceeds of the fixed-rate notes.
Income taxes For the year ended December 31, 2022, we recorded a $10.3 million income tax benefit on a pretax loss of $204.4 million from continuing operations. The comparable amounts for 2021 were $7.0 million income tax provision on a pre-tax income of $13.7 million. The income tax benefit in 2022 includes deferred tax benefits associated with the asset impairment charges and related bad debt and inventory reserves, partially offset by a valuation allowance recorded for the operating losses in the U.S. and certain foreign jurisdictions for which no income tax benefit was recorded. The 2021 income tax provision reflects the impact of $3.6 million of tax expense related to the reversal of a permanent reinvestment assertion for certain foreign jurisdictions and a foreign tax benefit of $10.7 million related to the establishment of a center of excellence.
Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom, Spain and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany, France and Spain it is the euro, in the UK, it is the British pound sterling, and in the Philippines the functional currency is the peso. On an annual basis, our euro denominated net sales exceeds euro expenses by an estimated €190 million. For 2022 compared to 2021, the average currency exchange rate of the euro weakened relative to the U.S. dollar by approximately 11.0% , and the British pound sterling to the dollar weakened by approximately 10.1%. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be

GLATFELTER 2022 FORM 10-K	23

significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the period indicated.

In thousands	Year ended December 31,2022
Favorable (unfavorable)
Net sales	$(86,470)
Costs of products sold	85,375
SG&A expenses	5,207
Income taxes and other	573
Net income	$4,685
The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2022 were the same as 2021, or “constant currency.” It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.
Discontinued Operations We completed the sale of our Specialty Papers business on October 31, 2018. Its results of operations are reported as discontinued operations for all periods presented. There was an immaterial amount of activity in results of discontinued operations for 2022 and 2021.
LIQUIDITY AND CAPITAL RESOURCES
Our business requires expenditures for new or enhanced equipment, research and development efforts, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Year ended December 31,
In thousands	2022	2021
Cash and cash equivalents at beginning of period	$138,436	$99,581
Cash provided (used) by
Operating activities	(40,820)	70,977
Investing activities	(33,098)	(489,766)
Financing activities	46,919	462,352
Effect of exchange rate changes on cash	(2,341)	(5,418)
Change in cash and cash equivalents from discontinued operations	(312)	(996)
Net cash provided (used)	(29,652)	37,149
Cash, cash equivalents and restricted cash at the end of period	119,162	148,814
Less: restricted cash in Prepaid and other current assets	(3,600)	(2,000)
Less: restricted cash in Other assets	(4,902)	(8,378)
Cash and cash equivalents at end of period	$110,660	$138,436

At December 31, 2022, we had $110.7 million in cash and cash equivalents (“cash”), of which approximately 95.8% was held by foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated without incurring a significant amount of additional taxes. As of December 31, 2022, the company had available liquidity of $87.4 million.
Cash used by operating activities totaled $40.8 million in 2022 compared with a cash inflow of $71.0 million a year ago. The increase in cash used was primarily due to an increase in working capital usage of approximately $74.1 million, primarily related to inventory and accounts receivable, which were driven by inflation and selling price increases, the termination of a factoring arrangement previously utilized by certain former Jacob Holm entities, a $20.7 million reduction in adjusted EBITDA, a $8.9 million increase in income taxes paid and a $26.2 million increase in interest paid partially offset by a $21.5 million reduction in cash payments for strategic initiatives.
Net cash used by investing activities for 2022 totaled $33.1 million which primarily reflects capital expenditures totaling $37.7 million partially offset by $3.2 million in proceeds from the sales of timberlands. In 2021, net cash used in investing activities of $489.8 million reflects the $464.9 million combined purchase price, net of cash acquired, of the two acquisitions completed in 2021, capital expenditures of $30.0 million partially offset by $5.6 million in proceeds from the sale of timberlands. Capital expenditures are expected to total between $35 million and $40 million, including $4 to $5 million for Spunlace integration, in 2023.
Net cash provided by financing activities totaled $46.9 million in 2022 compared with $462.4 million in 2021. The change in the year-to-year comparison primarily reflects the issuance of bonds of $500 million to finance our acquisitions in 2021. 2022 reflects increased borrowings under our revolving credit facility for working capital and other operating expenditures.
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
Our revolving credit facility due in September 2026, contains a number of customary compliance covenants. As of December 31, 2022, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 6.0x, well within the maximum limit allowed under our Credit Agreement. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement. As discussed in Note 16 - “Long Term Debt,” on May 9, 2022, we amended our Credit Agreement to increase the maximum leverage ratio to 6.75 to 1.0 until the quarter ended December 31, 2023, after which the maximum ratio will step down to 4.0 to 1.0.
Details of our outstanding long-term indebtedness are set forth under Item 8 - Financial Statements and Supplementary Data – Note 20 -“Long-Term Debt."
Financing activities includes cash used for common stock dividends. In 2022, we used $18.8 million of cash for dividends on our common stock compared with $24.5 million in 2021. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. During the third quarter of 2022, our Board of Directors suspended the Company’s quarterly cash dividend to focus efforts on optimizing the operational and financials results of the business.
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
In October 2022, our credit rating was downgraded by S&P Global Ratings to CCC+ based on its latest assessment of our business. Although the downgrade does not impact our current interest costs or cause a default on any of our debt, it may impact our cost or our ability to refinance our debt or issue new debt in the future on terms as favorable as we might otherwise be able to achieve without the downgrade. Furthermore, the downgrade may increase the risk that our vendors could reduce our credit limits which may require earlier or more frequent payments to operate within our limits which would negatively impact our cash flow.
Off-Balance-Sheet Arrangements As of December 31, 2022 and 2021, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the consolidated balance sheets included herein in Item 8 – Financial Statements and Supplementary Data.

GLATFELTER 2022 FORM 10-K	25

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	For the year Ended December 31					December 31, 2022
In thousands, except percentages	2023	2024	2025	2026	2027	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At variable interest rates	$303,473	$154,469	$118,685	$118,685	$79,990	$312,273	$307,683
At fixed interest rates – Term Loans	518,148	502,280	500,392	500,000	500,000	531,959	332,505
						$844,232	$640,188
Weighted-average interest rate
On variable rate debt	3.84%	3.84%	3.84%	3.84%	3.84%
On fixed rate debt – Term Loans	4.61%	4.73%	4.75%	4.75%	4.75%
The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of December 31, 2022. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At December 31, 2022, we had $844.2 million of long-term debt, net of deferred debt issuance costs. Approximately 37.0% of our debt was at variable interest rates. The fixed-rate Term Loans are euro-based borrowings and thus the value of which is also subject to currency risk. Variable-rate debt outstanding represents borrowings under our revolving credit agreement and a euro-denominated term loan which accrue interest based on one-month LIBOR plus a margin. At December 31, 2022, the weighted-average interest rate paid on variable debt was 3.84%. A hypothetical 100 basis point increase in interest rates would increase annual interest expense by $3.1 million and a hypothetical decrease in rates would decrease annual interest expense by $3.1 million.
On June 15, 2022, we terminated a €180 million notional value floating-to-fixed interest rate swap agreement with certain financial institutions that was entered into in October 2019 and was to mature in December 2022. During the life of the swap, we paid a fixed interest rate of the applicable margin plus 0.0395% on €180 million of the underlying variable rate term loan. We received the greater of 0.00% or EURIBOR. At termination, we recognized a deferred gain of $0.4 million that was amortized into interest expense through December 2022.
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
We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. On an annual basis, our euro denominated net sales is estimated to exceed euro expenses by approximately €190 million. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have greater outflows than inflows of these currencies, although to a lesser degree. As a result, particularly with respect to the euro, we are exposed to changes in currency exchange rates and such changes could be significant.
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
The fair value of our reporting units, which are also our operating segments, is determined using a market approach and a discounted cash flow model. The fair value of non-amortizing tradename intangible assets is determined using a discounted cash flow model. Our evaluations include a variety of qualitative factors and analyses based on estimates of future cash flows expected to be generated from the use of the underlying assets, trends or other determinants of fair value. If the value of an asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset
Our Airlaid Materials segment’s fair value substantially exceeded its carrying value at the time of its last valuation performed in connection with our annual impairment test in the fourth quarter of 2022 by approximately 27%.
Our Composite Fibers segment recognized a goodwill impairment in the first quarter of 2022 of $56.1 million in connection with an assessment of potential impairment of long-lived and indefinite-lived intangible assets stemming from the compounding impacts resulting from the Russia/Ukraine military conflict and related sanctions. During the fourth quarter 2022, in connection with our annual impairment test, we recognized an additional goodwill impairment of $20.3 million, which represent the entirety of the remaining goodwill for Composite Fibers. The impairment was driven by the increase in the discount rate utilized to value this segment, despite its improving performance compared to the last valuation. The Company utilized both a market approach and an income approach, relying on a discounted present value cash flow model applying a 15.5% discount rate and a perpetual revenue growth rate of 2.5%, for purposes of the valuation of this operating segment.

Our Spunlace segment, which was formed in conjunction with the Jacob Holm acquisition on October 29, 2021, performed a valuation in the third quarter of 2022 driven by the financial developments subsequent to the acquisition and as a result recognized a $42.5 million impairment charge, which impaired all the goodwill in this segment. The Company utilized both a market approach and an income approach, relying on a discounted present value cash flow model applying a 11% discount rate and a perpetual revenue growth rate of 2.5%, for purposes of the valuation of this operating segment.

Both Composite Fibers’ and Spunlace’s fair value, in particular the asset groups within each operating segment, could be impacted by factors such as unexpected changes in inflation, significant disruptions in the delivery of energy to our sites, particularly in Europe, or the Company’s inability to successfully increase selling prices in response to inflationary pressures. Future adverse changes such as these or in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the asset groups, thereby possibly requiring an impairment charge in the future.
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

GLATFELTER 2022 FORM 10-K	27

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
As of December 31, 2022, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management has determined that the Company’s internal control over financial reporting as of December 31, 2022, is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.
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
The Company’s internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.
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

GLATFELTER 2022 FORM 10-K	29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Glatfelter Corporation
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Glatfelter Corporation and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 27, 2023, expressed an unqualified opinion on those financial statements.

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
February 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Glatfelter Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glatfelter Corporation and subsidiaries (the "Company") as of December 31, 2022, and 2021, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill and Other Asset Impairments– Composite Fibers and Spunlace Reporting Units — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company reviews goodwill and indefinite-lived intangible assets for impairment annually, during the fourth quarter, or more frequently if impairment indicators are present, and re-evaluates long-lived assets for impairment when a specific event indicates that the carrying value of an asset may not be recoverable.

For the Composite Fibers Reporting Unit, during the first quarter of 2022, the Company concluded that indicators of impairment were present due to the compounding impacts resulting from the Russia/Ukraine military conflict and related sanctions. As a direct result of the economic impacts from the conflict, and the disruptions in the underlying financial systems and prohibition of the export of sanctioned wallcover base paper to Russia, management expected a significant reduction in wallcover revenues and associated cash flows for the foreseeable future. Based on the results of its quantitative assessment, the Company determined that the goodwill and the indefinite-lived tradename asset, as well as associated long-lived assets, were impaired and recorded a non-cash impairment charge of $117.3 million within the consolidated financial statements. During the fourth quarter of 2022, the Company recognized a $20.3 million impairment charge for the remaining goodwill of the Composite Fibers reporting unit, primarily driven by higher valuation discount rates.

For the Spunlace Reporting Unit, during the third quarter of 2022, the Company concluded that indicators of impairment were present for the Spunlace reporting unit, due to continued inflationary challenges which had escalated since the

GLATFELTER 2022 FORM 10-K	31

acquisition of the business in late 2021, along with the impact of unexpected supply chain and other operational issues, which resulted in an unexpected increase in operating losses. Based on the results of its quantitative assessment, the Company determined that the carrying value of the goodwill was fully impaired and recorded an impairment charge of $42.5 million.

The fair value of the underlying assets was estimated using discounted cash flow models, independent appraisals and similar methods, as applicable. The determination of the fair value requires management to make significant estimates and assumptions related to future cash flows and the discount rate used in the valuation models.
The principal considerations for our determination that the impairment analysis is a critical audit matter are that the significant estimates and assumptions made by management involve subjectivity and judgment in determining the fair value of the reporting unit using the discounted future cash flows valuation technique. Given the inherent uncertainties related to the Company’s forecasts and how various factors could affect the Company’s assumptions, in particular the revenue forecast specific to the impairment test, performing audit procedures to evaluate management’s assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve valuation specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures over management’s estimates of future cash flows expected to be generated from the use of the underlying assets used to value the reporting units and related assets, included the following, among others:

•We tested the effectiveness of controls over management’s impairment evaluation, including those over the selection of the discount rate and management’s development of forecasts of revenue and related cash flows;
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and those charged with governance, and (3) available industry data;
•With the assistance of our fair value specialists, we evaluated the reasonableness of valuation assumptions, including the discount rate, by (1) testing the source information underlying the determination of valuation assumptions; (2) testing the mathematical accuracy of the calculations; and (3) developing a range of independent estimates and comparing those to the valuation assumptions selected by management; and
•We evaluated the competency and objectivity of management’s specialists who assisted with preparing the discounted future cash flows analysis.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 27, 2023
We have served as the Company’s auditor since at least 1940; however, an earlier year could not be reliably determined.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year ended December 31,
In thousands, except per share	2022	2021	2020
Net sales	$1,491,326	$1,084,694	$916,498
Costs of products sold	1,342,524	939,899	768,629
Gross profit	148,802	144,795	147,869
Selling, general and administrative expenses	125,001	121,250	99,145
Goodwill and other asset impairment charges	190,556	—	900
Gains on dispositions of plant, equipment and timberlands, net	(2,804)	(5,069)	(1,332)
Operating income (loss)	(163,951)	28,614	49,156
Non-operating income (expense)
Interest expense	(33,207)	(12,353)	(7,022)
Interest income	408	73	399
Pension settlement	—	—	(6,154)
Other, net	(7,642)	(2,657)	(4,020)
Total non-operating expense	(40,441)	(14,937)	(16,797)
Income (loss) before income taxes	(204,392)	13,677	32,359
Income tax provision (benefit)	(10,275)	6,956	11,576
Income (loss) from continuing operations	(194,117)	6,721	20,783

Discontinued operations:
Income (loss) before income taxes	(91)	216	544
Income tax provision	—	—	29
Income (loss) from discontinued operations	(91)	216	515
Net income (loss)	$(194,208)	$6,937	$21,298

Basic earnings (loss) per share
Income (loss) from continuing operations	$(4.33)	$0.15	$0.47
Income from discontinued operations	—	—	0.01
Basic earnings per share	$(4.33)	$0.15	$0.48

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(4.33)	$0.15	$0.47
Income from discontinued operations	—	—	0.01
Diluted earnings per share	$(4.33)	$0.15	$0.48

Weighted average shares outstanding
Basic	44,828	44,551	44,339
Diluted	44,828	44,924	44,614
The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER 2022 FORM 10-K	33

GLATFELTER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
In thousands	2022	2021	2020

Net income (loss)	$(194,208)	$6,937	$21,298

Foreign currency translation adjustments	(36,485)	(27,232)	33,821
Net change in:
Deferred gains (losses) on derivatives, net of taxes of $(2,513), $(1,866), and $2,507, respectively	9,188	4,484	(6,812)
Unrecognized retirement obligations, net of taxes of $(898), $(111), and $158, respectively	9,706	1,097	(7,766)
Other comprehensive income (loss)	(17,591)	(21,651)	19,243
Comprehensive income (loss)	$(211,799)	$(14,714)	$40,541
The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands	2022	2021
Assets
Cash and cash equivalents	$110,660	$138,436
Accounts receivable (less allowance for doubtful accounts: 2022 - $5,025; 2021 - 2,731)	195,665	170,212
Inventories	309,436	279,520
Prepaid expenses and other current assets	63,723	48,398
Total current assets	679,484	636,566

Plant, equipment and timberlands, net	675,811	758,812
Goodwill	105,195	236,165
Intangible assets, net	108,670	156,304
Other assets	78,193	92,760

Total assets	$1,647,353	$1,880,607

Liabilities and Shareholders' Equity

Current portion of long-term debt	$40,435	$26,437
Short-term debt	11,422	22,843
Accounts payable	217,625	214,015
Dividends payable	—	6,237
Environmental liabilities	2,200	2,200
Other current liabilities	88,724	99,438
Total current liabilities	360,406	371,170

Long-term debt	793,252	738,075
Deferred income taxes	54,388	87,285
Other long-term liabilities	121,303	141,315
Total liabilities	1,329,349	1,337,845

Commitments and contingencies	—	—

Shareholders’ equity
Common stock, $0.01 par value; authorized - 120,000,000; issued - 54,361,980 (including treasury shares: 2022 - 9,568,457; 2021 - 9,812,841)	544	544
Capital in excess of par value	60,663	64,779
Retained earnings	498,863	705,600
Accumulated other comprehensive loss	(97,895)	(80,304)
	462,175	690,619
Less cost of common stock in treasury	(144,171)	(147,857)
Total shareholders’ equity	318,004	542,762
Total liabilities and shareholders’ equity	$1,647,353	$1,880,607
The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER 2022 FORM 10-K	35

GLATFELTER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
In thousands	2022	2021	2020
Operating activities
Net income (loss)	$(194,208)	$6,937	$21,298
Income (loss) from discontinued operations, net of tax	91	(216)	(515)

Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	66,724	61,421	56,600
Amortization of debt issue costs and original issue discount	1,915	865	590
Goodwill and other asset impairment charges	190,556	—	900
Russia/Ukraine conflict charges	3,207	—	—
Deferred income tax benefit	(24,022)	(13,619)	(2,071)
Gains on dispositions of plant, equipment and timberlands, net	(2,804)	(5,069)	(1,332)
Share-based compensation	831	5,063	5,655
Change in operating assets and liabilities
Accounts receivable	(35,294)	(14,794)	9,563
Inventories	(44,430)	(40,019)	6,860
Prepaid and other current assets	(3,234)	5,770	1,679
Accounts payable	16,398	65,828	(7,234)
Accruals and other current liabilities	(14,342)	(4,165)	12,143
Other	(2,208)	2,975	4,857
Net cash provided (used) by operating activities	(40,820)	70,977	108,993
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(37,740)	(30,037)	(28,136)
Proceeds from disposals of plant, equipment and timberlands, net	3,199	5,567	1,413
Acquisitions, net of cash acquired	1,413	(464,856)	—
Other	30	(440)	(50)
Net cash used by investing activities	(33,098)	(489,766)	(26,773)
Financing activities
Proceeds from note offerings	—	500,000	—
Proceeds from term loans	—	46,849	—
Repayment of term loans	(35,287)	(26,088)	(23,246)
Net borrowings (repayments) under revolving credit facility	103,519	(23,481)	(53,392)
Payments of borrowing costs	(1,285)	(10,132)	(39)
Payments of dividends	(18,766)	(24,458)	(23,492)
Proceeds from government grants	—	479	358
Payments related to share-based compensation awards and other	(1,262)	(817)	(495)
Net cash provided (used) by financing activities	46,919	462,352	(100,306)
Effect of exchange rate changes on cash	(2,341)	(5,418)	5,163
Net increase (decrease) in cash, cash equivalents and restricted cash	(29,340)	38,145	(12,923)
Change in cash and cash equivalents from discontinued operations	(312)	(996)	(1,613)
Cash, cash equivalents and restricted cash at the beginning of period	148,814	111,665	126,201
Cash, cash equivalents and restricted cash at the end of period	119,162	148,814	111,665
Less: restricted cash in Prepaid and other current assets	(3,600)	(2,000)	(2,000)
Less: restricted cash in Other assets	(4,902)	(8,378)	(10,084)
Cash and cash equivalents at the end of period	$110,660	$138,436	$99,581
Supplemental cash flow information
Cash paid (refunded) for:
Interest, net of amounts capitalized	$33,203	$6,957	$6,180
Income taxes, net	$24,445	$15,500	$(9,993)
The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2022, 2021 and 2020

In thousands	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2020	$544	$59,900	$725,795	$(77,896)	$(152,384)	$555,959
Net income			21,298			21,298
Other comprehensive income				19,243		19,243
Comprehensive income						40,541
Cash dividends declared ($0.535 per share)			(23,728)			(23,728)
Share-based compensation expense		5,655				5,655
Delivery of treasury shares:						—
RSUs and PSAs		(2,077)			1,657	(420)
Employee stock options exercised — net		(217)			142	(75)
Balance at December 31, 2020	544	63,261	723,365	(58,653)	(150,585)	577,932

Net income			6,937			6,937
Other comprehensive loss				(21,651)		(21,651)
Comprehensive loss						(14,714)
Cash dividends declared ($0.555 per share)			(24,702)			(24,702)
Share-based compensation expense		5,063				5,063
Delivery of treasury shares:						—
RSUs and PSAs		(3,538)			2,723	(815)
Employee stock options exercised — net		(7)			5	(2)
Balance at December 31, 2021	544	64,779	705,600	(80,304)	(147,857)	542,762

Net loss			(194,208)			(194,208)
Other comprehensive loss				(17,591)		(17,591)
Comprehensive loss						(211,799)
Cash dividends declared ($0.28 per share)			(12,529)			(12,529)
Share-based compensation expense		831				831
Delivery of treasury shares:						—
RSUs and PSAs		(4,947)			3,686	(1,261)
Employee stock options exercised — net		—			—	—
Balance at December 31, 2022	$544	$60,663	$498,863	$(97,895)	$(144,171)	$318,004
The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER 2022 FORM 10-K	37

GLATFELTER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    ORGANIZATION
Glatfelter Corporation and subsidiaries (“Glatfelter”) produce and supply high quality, technology-driven, innovative, and customizable nonwovens solutions which can be found in products that are Enhancing Everyday Life®. These include personal care and hygiene products, food and beverage filtration, critical cleaning products, medical and personal protection, packaging products, as well as home improvement and industrial applications. Headquartered in Charlotte, NC, our 2022 net sales were approximately $1.5 billion. At December 31, 2022, we employed approximately 3,250 employees worldwide. Glatfelter’s operations utilize a variety of manufacturing technologies including airlaid, wetlaid and spunlace with sixteen manufacturing sites located in the United States, Canada, Germany, the United Kingdom, France, Spain, and the Philippines. The Company has sales offices in all major geographies serving customers under the Glatfelter and Sontara brands. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to Glatfelter Corporation and subsidiaries unless the context indicates otherwise.
2.    ACCOUNTING POLICIES
Principles of Consolidation The consolidated financial statements include the accounts of Glatfelter and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Reclassification of Prior Year Presentation Certain prior year amounts in the footnotes to the consolidated financial statements have been reclassified to conform to the current year presentation.
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
Maintenance and Repairs Maintenance and repairs costs are charged to income and major renewals and improvements are capitalized. At the time property is retired or sold, the net carrying value is eliminated and any resultant gain or loss is included in income.
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

The fair value of our reporting units, which are also our operating segments, is determined using a market approach and a discounted cash flow model. The fair value of non-amortizing tradename intangible assets is determined using a discounted cash flow model and requires the use and analysis of significant assumptions including among others, estimated cash flows consistent with our long-term strategic plan, perpetuity growth rates, capital expenditures, and discount rates. In addition, the discounted cash flow model requires the use of significant judgement to assess the potential impact of macroeconomic conditions including higher energy prices in Europe, raw material inflation in all three segments, logistics costs, competition and similar factors. For goodwill, impairment losses, if any, are recognized for the amount by which the carrying value of the reporting unit exceeds its fair value. The carrying value of a reporting unit is defined using an enterprise premise which is generally determined by the difference between the unit’s assets and operating liabilities. With respect to non-amortizing tradenames, impairment losses, if any, are recognized for the amount by which the carrying value of the tradename exceeds its fair value. For additional information, refer to Note 6 – “Asset Impairment.“
Income Taxes Income taxes are determined using the asset and liability method of accounting for income taxes in accordance with FASB ASC 740 Income Taxes (“ASC 740”). Under ASC 740, tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Tax credits and other incentives reduce tax expense in the year the credits are claimed. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported in deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. We establish a valuation allowance for deferred tax assets for which realization is not more likely than not.
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

GLATFELTER 2022 FORM 10-K	39

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
Employee Retention Tax Credit The Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES”) and the subsequent related amendments provided a refundable payroll tax credit for eligible wages paid to employees in 2020 and 2021. For 2021, the employee retention credit is equal to 70% of qualified wages paid to U.S. employees in quarters where certain criteria are met.
The Company qualified for the employee retention credits for the first and second quarters of 2021 and filed for a cash refund claim in the fourth quarter of 2022. During the year ended December 31, 2022, the Company recognized an employee retention credit of $8.6 million of which $7.3 million is included in cost of products sold and $1.3 million is included in selling, general and administrative expenses in the accompanying consolidated statement of income (loss). The tax credit receivable is included in Prepaid expenses and other current assets in the accompanying consolidated balance sheet at December 31, 2022.

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
The Jacob Holm acquisition was financed with the proceeds of a private placement of $500.0 million of senior notes discussed in Note 20 - "Long-term Debt."
In 2022, we adjusted the purchase price allocation related to the Jacob Holm acquisition by reducing preacquistion compensation incentive accruals by approximately $0.5 million, and reducing goodwill by the same amount, based on incentive payouts made during the year.
The following table sets forth information related to the consideration exchanged for the Jacob Holm acquisition.

In thousands
Total consideration	$303,952
Less: Debt repaid	(148,000)
Cash consideration	$155,952

The purchase price allocation for the Jacob Holm acquisitions is complete. The allocation of the purchase price to assets acquired and liabilities assumed is as follows:

GLATFELTER 2022 FORM 10-K	41

In thousands	Jacob Holm
Assets
Cash and cash equivalents	$11,426
Accounts receivable	30,271
Inventory	45,340
Prepaid and other current assets	6,727
Plant, equipment and timberlands	158,612
Intangible assets	70,240
Goodwill	48,355
Other assets	26,929
Total assets	397,900
Liabilities
Short-term debt	14,081
Accounts payable	25,264
Other current liabilities	21,263
Other long-term liabilities	33,340
Total liabilities	93,948
Total purchase price	$303,952

For purposes of allocating the total purchase price, assets acquired and liabilities assumed are recorded at their estimated fair market values. The allocations set forth above are based on management’s estimate of the fair value using valuation techniques such as discounted cash flow models, appraisals and similar methodologies.
Acquired property, plant and equipment in both acquisitions are being depreciated on a straight-line basis with estimated remaining lives ranging from 5 years to 35 years. Intangible assets recorded in connection with the Mount Holly acquisition consist of customer relationships and are being amortized on a straight-line basis (11 years). With respect to the Jacob Holm acquisition, identifiable intangible assets consist of trade and product names (15 to 20-year life), technical know-how (8 to 20-year life) and customer relationships (20-year life). These assets are being amortized on a straight-line basis. The goodwill arising from the acquisitions largely relates to strategic benefits, product and market diversification, assembled workforce, and similar factors. Goodwill recorded in connection with the Mount Holly transaction is deductible for federal tax purposes over 15 years. Additional information is discussed in Note 16 - "Goodwill and Intangible Assets."
In connection with the Jacob Holm acquisition and as provided for in the underlying Share Purchase Agreement, we recorded a $17.2 million indemnification asset related to certain potential tax liabilities. The indemnification asset is presented above under the caption "Other assets."
During 2022, we wrote off the entire amount of goodwill recorded as part of the Jacob Holm acquisition. Additional information is discussed in Note 6 - “Goodwill and Asset Impairments.”
For purposes of presenting the pro forma financial information, the legal and professional costs directly related to the acquisitions have been eliminated. The following table summarizes annual unaudited pro forma financial information as if the acquisition occurred as of January 1, 2020:

	2021	2020
In thousands, except per share	(unaudited)
Net sales	$1,400,901	$1,421,578
Income from continuing operations	14,677	23,055
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
The following table sets forth a summary of discontinued operations included in the consolidated statements of income (loss):

	Year ended December 31,
In thousands	2022	2021	2020
Net sales	$—	$—	$—
Energy and related sales, net	—	—	—
Total revenues	—	—	—
Costs of products sold	—	—	—
Gross profit	—	—	—
Selling, general and administrative expenses	91	(216)	(544)
(Gains) losses on dispositions of plant, equipment and timberlands, net	—	—	—
Operating income (loss)	(91)	216	544
Non-operating income (expense)
Interest expense	—	—	—
Other, net	—	—	—
Income (loss) before income taxes	(91)	216	544
Income tax provision	—	—	29
Income (loss) from discontinued operations	$(91)	$216	$515
The amounts set forth above in 2022 and 2021 primarily represent reversals of sales and use tax reserves due to the expiration of statutes of limitation and legal costs incurred to pursue certain legal claims. In 2020, the amount set forth above primarily represents the settlement of a sales and use tax audit.
The following table sets forth a summary of cash flows from discontinued operations which is included in the consolidated statements of cash flows:

	Year ended December 31,
In thousands	2022	2021	2020
Net cash used by operating activities	$(312)	$(996)	$(1,613)
Net cash used by investing activities	—	—	—
Net cash provided by financing activities	—	—	—
Change in cash and cash equivalents from discontinued operations	$(312)	$(996)	$(1,613)
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
The restructuring charge is recorded under the caption “Costs of product sold” in the accompanying consolidated statements of income for the year ended December 31, 2020. With the exception of the severance and benefit continuation amounts, all other amounts accrued represent accelerated non-cash asset write-downs. As of December 31, 2022, there was no accrued and unpaid restructuring charge.

GLATFELTER 2022 FORM 10-K	43

6.    GOODWILL AND ASSET IMPAIRMENTS
During the fourth quarter of 2022, we recognized a goodwill and asset impairment charge for our Composite Fibers segment of $30.7 million. This charge includes a $20.3 million goodwill impairment for the Composite Fibers segment, primarily driven by higher valuation discount rates despite our expectation of improvements in future financial results compared to our forecast included in our valuation performed in Q1 2022. In addition, we recognized an $10.4 million non-cash asset impairment charge related to our OberSchmitten, Germany facility based on our expectations of future cash flows for this site. We are currently evaluating strategic alternatives for this facility.
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
The following table summarizes the impairment charges recorded in the accompanying consolidated statements of income (loss) under the caption “Goodwill and other asset impairment charges:”

In thousands	2022	2021	2020
Plant, property and equipment	$37,936	$—	$—
Technological know-how	18,443	—	—
Customer relationships	11,695	—	—
Tradename	3,530	—	900
Goodwill	118,952	—	—
Total	$190,556	$—	$900
The fair value of the underlying assets was estimated using discounted cash flow models, independent appraisals and similar methods, all of which are Level 3 fair value classification.

As a result of economic sanctions and disruptions to the financial markets, certain Russian and Ukrainian customers are not able to satisfy outstanding accounts receivables. As such, during 2022, we recognized bad debt expense of approximately $2.9 million directly related to Russian and Ukrainian customers. Furthermore, during 2022, we increased inventory reserves by approximately $0.3 million, primarily related to wallcover products.
7.    GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS
During 2022, 2021 and 2020, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2022
Timberlands	790	$3,130	$2,962
Other	n/a	69	(158)
Total		$3,199	$2,804
2021
Timberlands	1,796	$5,567	$5,239
Other	n/a	—	(170)
Total		$5,567	$5,069
2020
Timberlands	461	$1,413	$1,381
Other	n/a	—	(49)
Total		$1,413	$1,332

GLATFELTER 2022 FORM 10-K	45

8.    REVENUE
The following table sets forth disaggregated information pertaining to our net sales from contracts with customers:

	Year ended December 31,
In thousands	2022	2021	2020
Revenue by product category
Airlaid Materials
Feminine hygiene	$238,420	$207,116	$204,085
Specialty wipes	156,516	110,201	74,942
Tabletop	117,070	76,904	45,314
Adult incontinence	27,102	22,034	21,825
Home care	25,842	25,575	25,040
Food pads	13,787	11,337	10,542
Other	22,777	17,083	9,661
	601,514	470,250	391,409
Composite Fibers
Food & beverage	309,065	298,859	285,665
Technical specialties	83,225	92,351	84,320
Wallcovering	53,156	88,057	79,346
Composite laminates	43,088	43,438	36,856
Metallized	35,329	34,102	38,902
	523,863	556,807	525,089
Spunlace
Consumer wipes	154,913	23,937	—
Critical cleaning	109,362	16,871	—
Health care	55,002	10,785	—
Hygiene	23,626	3,428	—
High performance	13,438	1,483	—
Beauty care	9,608	1,133	—
	365,949	57,637	—
Total	$1,491,326	$1,084,694	$916,498

Revenue by geography
Airlaid Materials
Americas	$324,710	$237,808	$174,606
Europe, Middle East and Africa	263,843	223,718	204,728
Asia Pacific	12,961	8,724	12,075
	601,514	470,250	391,409
Composite Fibers
Europe, Middle East and Africa	262,750	333,608	315,881
Americas	160,541	134,753	128,385
Asia Pacific	100,572	88,446	80,823
	523,863	556,807	525,089
Spunlace
Americas	210,812	30,815	—
Europe, Middle East and Africa	110,638	19,990	—
Asia Pacific	44,499	6,832	—
	365,949	57,637	—
Total	$1,491,326	$1,084,694	$916,498

9.    EARNINGS PER SHARE
The following table sets forth the details of basic and diluted earnings (loss) per share (EPS):

	Year ended December 31,
In thousands, except per share	2022	2021	2020
Net income (loss)	$(194,208)	$6,937	$21,298

Weighted average common shares outstanding used in basic EPS	44,828	44,551	44,339
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	—	373	275
Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,828	44,924	44,614

Earnings (loss) per share
Continuing operations	$(4.33)	$0.15	$0.47
Discontinued operations	—	—	0.01
The following table sets forth the potential common shares outstanding for stock options that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	Year ended December 31,
In thousands	2022	2021	2020
Potential common shares	770	1,079	1,082
10.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three years ended December 31, 2022, 2021 and 2020.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2022	$(69,757)	$1,988	$(11,482)	$(1,053)	$(80,304)
Other comprehensive income (loss) before reclassifications (net of tax)	(36,485)	16,716	7,613	1,367	(10,789)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(7,528)	622	104	(6,802)
Net current period other comprehensive income (loss)	(36,485)	9,188	8,235	1,471	(17,591)
Balance at December 31, 2022	$(106,242)	$11,176	$(3,247)	$418	$(97,895)

Balance at January 1, 2021	$(42,525)	$(2,496)	$(12,844)	$(788)	$(58,653)
Other comprehensive income (loss) before reclassifications (net of tax)	(27,232)	4,759	611	(79)	(21,941)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(275)	751	(186)	290
Net current period other comprehensive income (loss)	(27,232)	4,484	1,362	(265)	(21,651)
Balance at December 31, 2021	$(69,757)	$1,988	$(11,482)	$(1,053)	$(80,304)

Balance at January 1, 2020	$(76,346)	$4,316	$(7,253)	$1,387	$(77,896)
Other comprehensive income (loss) before reclassifications (net of tax)	33,821	(2,840)	(6,202)	(878)	23,901
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(3,972)	611	(1,297)	(4,658)
Net current period other comprehensive income (loss)	33,821	(6,812)	(5,591)	(2,175)	19,243
Balance at December 31, 2020	$(42,525)	$(2,496)	$(12,844)	$(788)	$(58,653)

GLATFELTER 2022 FORM 10-K	47

The following table sets forth the amounts reclassified from accumulated other comprehensive income (losses) for the years indicated.

	Year ended December 31,
In thousands	2022	2021	2020
Description				Line Item in Statements of Income
Cash flow hedges (Note 22)
Gains on cash flow hedges	$(7,896)	$(382)	$(5,503)	Costs of products sold
Tax expense (benefit)	703	22	1,448	Income tax provision (benefit)
Net of tax	(7,193)	(360)	(4,055)

Loss (gain) on interest rate swaps	(335)	85	83	Interest expense
Tax expense	—	—	—	Income tax provision (benefit)
Net of tax	(335)	85	83
Total cash flow hedges	(7,528)	(275)	(3,972)

Retirement plan obligations (Note 13)
Amortization of defined benefit pension plan items
Prior service costs	43	47	48	Other, net
Actuarial losses	653	792	651	Other, net
	696	839	699
Tax benefit	(74)	(88)	(88)	Income tax provision (benefit)
Net of tax	622	751	611
Amortization of defined benefit other plan items
Prior service costs	104	(233)	(463)	Other, net
Actuarial loss (gains)	—	47	(834)	Other, net
	104	(186)	(1,297)
Tax expense	—	—	—	Income tax provision (benefit)
Net of tax	104	(186)	(1,297)
Total reclassifications, net of tax	$(6,802)	$290	$(4,658)

11.    INCOME TAXES
Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
The provision for (benefit from) income taxes from continuing operations consisted of the following:

	Year ended December 31,
In thousands	2022	2021	2020
Current taxes
Federal	$(801)	$(570)	$(4,989)
State	239	584	166
Foreign	14,309	20,561	18,470
	13,747	20,575	13,647
Deferred taxes and other
Federal	(33)	(1,159)	540
State	477	234	(1,183)
Foreign	(24,466)	(12,694)	(1,428)
	(24,022)	(13,619)	(2,071)
Income tax provision (benefit)	$(10,275)	$6,956	$11,576
The following are the domestic and foreign components of pretax income (loss) from continuing operations:

	Year ended December 31,
In thousands	2022	2021	2020
United States	$(63,421)	$(44,682)	$(35,696)
Foreign	(140,971)	58,359	68,055
Total pretax income (loss)	$(204,392)	$13,677	$32,359
The following table sets forth a reconciliation of the statutory federal income tax rate to our actual effective tax rate for continuing operations.

	Year ended December 31,
	2022	2021	2020

Federal income tax provision at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	(0.6)	2.7	0.6
Foreign income tax rate differential	(5.4)	(3.3)	3.4
Tax effect of tax credits	0.1	(0.1)	(10.2)
Provision for (resolution of) tax matters	(1.4)	23.6	12.4
Rate changes due to enacted legislation	(0.1)	15.3	0.7
Change in reinvestment assertion	—	26.4	—
Effect of U.S. tax law change	(0.2)	2.8	(21.5)
Income inclusions from foreign subsidiaries	(0.6)	18.7	7.1
Stock-based compensation	0.7	3.9	1.4
Nondeductible officer's compensation	(0.3)	3.9	1.0
Valuation allowance	(15.2)	(3.1)	11.7
Tax effect of U.S. impairment	(1.5)	—	—
Recognition of non-U.S. intangible tax basis	—	(78.1)	—
Capitalized transaction costs	—	8.9	—
Pension termination, settlement and related	—	—	5.4
Prior year adjustments	9.3	7.1	4.5
Other	(0.7)	1.2	(1.7)
Actual tax rate	5.1%	50.9%	35.8%

GLATFELTER 2022 FORM 10-K	49

The lower income tax rate in the year ended December 31, 2022 was largely impacted by the $119.0 million goodwill impairment charge (refer to Note 6), and operating losses in the U.S. and Spunlace operations in France, for which no tax benefit was recorded.
The effective income tax rate for the year ended December 31, 2021 was unfavorably impacted by operating losses in the U.S., restructuring and other non-recurring costs for which no tax benefit was recorded.
The sources of deferred income taxes were as follows at December 31:

In thousands	2022	2021

Reserves	$1,489	$1,060
Environmental	3,562	3,970
Compensation	2,687	1,920
Pension	2,323	4,479
Post-retirement benefits	795	1,210
Research & development expenses	5,986	4,239
Inventories	1,984	—
Tax carryforwards	61,828	45,729
Interest limitation carryforwards	9,854	2,444
Other	1,689	—
Deferred tax assets	92,197	65,051
Valuation allowance	(52,960)	(24,526)
Net deferred tax assets	39,237	40,525
Property	(79,164)	(93,164)
Intangible assets	(1,549)	(14,063)
Inventories	—	(37)
Other	(3,591)	(5,201)
Deferred tax liabilities	(84,304)	(112,465)
Net deferred tax liabilities	$(45,067)	$(71,940)
Non-current deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31,
In thousands	2022	2021
Other assets	$9,321	$15,345
Deferred income taxes	54,388	87,285
At December 31, 2022, we had federal, state and foreign tax net operating loss (“NOL”) carryforwards of $79.8 million, $193.6 million, and $127.5 million, respectively. These NOL carryforwards are available to offset future taxable income. $0.8 million of the federal NOL carryforward expires in 2037.The remaining $79.0 million of the federal NOL has an indefinite carryforward and never expires. The state NOL carryforwards expire at various times and in various amounts beginning in 2023. Certain foreign NOL carryforwards begin to expire after 2025.
The federal and state NOL carryforwards on the income tax returns filed included unrecognized tax benefits taken in prior years. The deferred tax assets recognized for financial statement purposes for such NOL carryforwards are presented net of these unrecognized tax benefits.
In addition, we had various federal tax credit carryforwards totaling $14.9 million which begin to expire in 2035 and state tax credit carryforwards totaling $3.0 million, which begin to expire in 2028.
As of December 31, 2022 and 2021, we had a valuation allowance of $53.0 million and $24.5 million, respectively, against net deferred tax assets, primarily due to uncertainty regarding the ability to utilize federal, state and foreign tax NOL carryforwards, federal and foreign interest limitation carryforwards and certain state tax credits. In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of available evidence indicated it is more likely than not that the deferred tax assets will not be realized.
Tax credits and other incentives reduce tax expense in the year the credits are claimed. We recorded tax credits of $0.7 million, $0.0 million and $3.3 million in 2022, 2021 and 2020, respectively, related to research and development credits.

At December 31, 2022 and 2021, unremitted earnings of certain subsidiaries outside the United States deemed to be indefinitely reinvested totaled $130.0 million and $107.0 million, respectively. Because the unremitted earnings of those subsidiaries are deemed to be indefinitely reinvested as of December 31, 2022 and because we have no need for or plans to repatriate such earnings, no deferred tax liability has been recognized in our consolidated financial statements with regard to those subsidiaries. In 2021, we designated unremitted earnings of a subsidiary as not indefinitely reinvested. As of December 31, 2022, we have $2.6 million of deferred tax liabilities recorded with regard to the unremitted earnings of that subsidiary.
As of December 31, 2022, 2021 and 2020, we had $56.5 million, $55.7 million and $46.3 million of gross unrecognized tax benefits, respectively. As of December 31, 2022, if such benefits were to be recognized, approximately $53.0 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

In thousands	2022	2021	2020
Balance at January 1	$55,660	$46,259	$30,458
Increases in tax positions for prior years	—	38	13,866
Decreases in tax positions for prior years	(995)	(638)	(72)
Acquisition related:
Purchase Accounting	—	12,718	—
Increases in tax positions for current year	3,644	3,683	4,400
Settlements	—	—	(1,101)
Lapse in statutes of limitation	(1,803)	(6,400)	(1,292)
Balance at December 31	$56,506	$55,660	$46,259
We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2014, 2015; 2019 - 2022	N/A
State	2018 - 2022	N/A
Canada(1)	2015 - 2020, 2022	2021
Germany(1)	2020 - 2022	2016 - 2019
France	2020 - 2022	N/A
United Kingdom	2021 - 2022	N/A
Philippines	2020 - 2022	2019
(1)Includes provincial or similar local jurisdictions, as applicable.
The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits may decrease within the next twelve months by a range of zero to $8.4 million. The majority of this range relates to tax positions taken in foreign jurisdictions.

GLATFELTER 2022 FORM 10-K	51

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	As of or for the year ended December 31,
In thousands	2022	2021	2020
Accrued interest payable	$4,767	$3,947	$1,792
Accrued penalties	2,975	3,020	—
Interest expense	820	974	927

12.    STOCK-BASED COMPENSATION
On May 5, 2022, upon Board and shareholder approval, the Glatfelter Corporation 2022 Long-Term Incentive Plan became effective and is a successor plan to the P. H. Glatfelter Amended and Restated Long-Term Incentive Plan (collectively, the “LTIP”). The LTIP continues to provide for the issuance of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. Furthermore, the LTIP increases the number shares previously available for issuance by 1,400,000 shares. As of December 31, 2022, there were 2,467,908 shares of common stock available for future issuance under the LTIP.
Pursuant to terms of the LTIP, we have issued to eligible participants restricted stock units (“RSUs”), performance share awards (“PSAs”) and stock-only stock appreciation rights (“SOSARs”).
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
In addition, in 2022, we issued 360,000 PSAs and 240,000 RSUs to our new CEO, Thomas Fahnemann, as part of his on-boarding compensation package. These PSAs have a 3-year service and performance requirement that is based on our stock price achieving certain levels during the performance period. Specifically, if the Company’s closing stock price is $10 or higher for 20 consecutive days during the performance period, 50% of the award is achieved. If the stock price exceeds $18 per share for 20 consecutive days during the performance period 100% of the award is achieved. The RSUs vest over a three-year period with 50% vesting after two years and the remainder vesting after three years.
In 2022, in connection with his separation from the Company, certain unvested RSUs and PSAs of the former CEO were forfeited, and as a result, the Company recognized a stock-based compensation benefit of approximately $3.1 million which is included in Selling, general and administrative expense on the accompanying consolidated statements of income (loss).
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
The following table summarizes RSU and PSA activity during the past three years:

Units	2022	2021	2020
Balance at January 1,	1,111,382	1,071,652	896,463
Granted	1,452,213	374,931	400,854
Forfeited	(582,457)	(103,499)	(89,483)
Shares delivered	(330,986)	(231,702)	(136,182)
Balance at December 31,	1,650,152	1,111,382	1,071,652

GLATFELTER 2022 FORM 10-K	53

In thousands	2022	2021	2020
Compensation expense	$831	$5,063	$5,655
The amount granted in 2022, 2021 and 2020 includes 725,812, 162,480 and 171,150 PSAs, respectively, exclusive of reinvested dividends. The weighted average grant date fair value per unit for awards in 2022, 2021 and 2020 was $8.04, $16.71 and $16.65, respectively. As of December 31, 2022, unrecognized compensation expense for outstanding RSUs and PSAs totaled $4.7 million. The weighted average remaining period over which the expense will be recognized is 2.0 years.

Stock Only Stock Appreciation Rights	The following table sets forth information related to outstanding SOSARs:

	2022		2021		2020
SOSARs	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	1,079,113	$20.42	1,082,413	$20.40	1,291,947	$20.05
Granted	—	—	—	—	—	—
Exercised	—	—	(3,300)	15.61	(58,460)	12.85
Canceled / forfeited	(309,569)	18.12	—	—	(151,074)	20.25
Outstanding at December 31,	769,544	$21.34	1,079,113	$20.42	1,082,413	$20.40
Exercisable at December 31,	769,544	21.34	1,079,113	20.42	1,082,413	20.40
Vested and expected to vest	769,544	21.34	1,079,113	20.42	1,082,413	20.40
Compensation expense (in thousands)	$—		$—		$—
Under terms of the SOSAR, the recipients receive the right to receive a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. No SOSARs were issued during any of the past three years. As of December 31, 2022, all issued SOSARs were vested and the intrinsic value of SOSARs was zero and the remaining weighted average contractual life of outstanding SOSARs was 1.9 years.
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
As of December 31, 2022 and 2021, the remaining non-contributory pension plans are unfunded non-qualified plans. Non-U.S. benefits were based on average salary and years of service. We use a December 31-measurement date for all of our defined benefit plans.
We also provide certain health care benefits to eligible U.S.-based retired employees. Participation in the plan is closed to any salaried employees hired after December 31, 2006. For retirees prior to age 65, these benefits consists of either a Company provided fixed contribution, as determined on an annual basis, to the participant’s health reimbursement account or providing group medical insurance coverage with a subsidy cap of $10,000 per year, as determined by date of retirement. For certain retirees over age 65, these benefits consists of a fixed payment to defray the costs of Medicare.

All information presented in the following tables represents amounts attributable to continuing operations.

	Pension Benefits		Other Benefits
In thousands	2022	2021	2022	2021
Change in Benefit Obligation
Balance at beginning of year	$44,885	$47,333	$5,130	$5,967
Service cost	—	—	15	29
Interest cost	1,054	974	131	127
Benefits paid	(2,065)	(2,247)	(529)	(1,078)
Plan amendments	—	—	—	6
Actuarial (gain)/loss	(8,436)	(203)	(1,367)	79
Effect of currency rate changes	(709)	(972)	—	—
Balance at end of year	$34,729	$44,885	$3,380	$5,130

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Total contributions	2,065	2,247	529	1,078
Benefits paid	(2,065)	(2,247)	(529)	(1,078)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(34,729)	$(44,885)	$(3,380)	$(5,130)
As of December 31, 2022, the non-qualified plans have an unfunded projected benefit obligation of $34.7 million.
Amounts recognized in the consolidated balance sheets consist of the following as of December 31:

	Pension Benefits		Other Benefits
In thousands	2022	2021	2022	2021
Current liabilities	$(8,415)	$(2,096)	$(513)	$(852)
Other long-term liabilities	(26,314)	(42,789)	(2,886)	(4,278)
Net amount recognized	$(34,729)	$(44,885)	$(3,399)	$(5,130)
The components of amounts recognized as “Accumulated other comprehensive income” consist of the following on a pre-tax basis:

	Pension Benefits		Other Benefits
In thousands	2022	2021	2022	2021
Prior service credit (cost)	$(127)	$(172)	$(21)	$(125)
Net actuarial gain (loss)	(4,762)	(14,189)	984	(382)
The weighted-average assumptions used in computing the benefit obligations above were as follows:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Discount rate – benefit obligation	5.19%	2.42%	5.42%	2.70%
The discount rates set forth above were estimated based on the modeling of expected cash flows for each of our benefit plans and selecting a portfolio of high-quality debt instruments with maturities matching the respective cash flows of each plan. The resulting discount rates as of December 31, 2022 ranged from 1.10% to 2.88% for pension plans and was 2.70% for the other benefit plans.
Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

In thousands	2022	2021
Projected benefit obligation	$34,729	$44,885
Accumulated benefit obligation	34,729	44,885
Fair value of plan assets	—	—

GLATFELTER 2022 FORM 10-K	55

Net periodic benefit (income) expense includes the following components:

	Year ended December 31,
In thousands	2022	2021	2020
Pension Benefits
Interest cost	$1,054	$974	$1,210
Amortization of prior service cost	43	48	48
Amortization of actuarial loss	653	790	655
Total net periodic benefit expense	$1,750	$1,812	$1,913

Other Benefits
Service cost	$15	$29	$—
Interest cost	131	127	184
Amortization of prior service credit	104	(233)	(458)
Amortization of actuarial loss (gain)	—	47	(834)
Total net periodic benefit income	$250	$(30)	$(1,108)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Year ended December 31,
In thousands	2022	2021
Pension Benefits
Actuarial gains	$(8,436)	$(203)
Recognized prior service costs	(43)	(48)
Recognized actuarial losses	(653)	(790)
Total recognized in other comprehensive (income) loss	(9,132)	(1,041)
Total recognized in net periodic benefit cost and other comprehensive loss	$(7,382)	$771

Other Benefits
Actuarial (gain) loss	$(1,367)	$79
Amortization of actuarial loss	—	(47)
Total recognized in other comprehensive loss	(1,367)	32
Total recognized in net periodic benefit cost and other comprehensive loss	$(1,117)	$2

The weighted-average assumptions used in computing the net periodic benefit expense information above were as follows:

	Year ended December 31,
	2022	2021	2020
Pension Benefits
Discount rate – benefit expense	2.42%	2.17%	2.70%

Other Benefits
Discount rate – benefit expense	2.70%	2.30%	3.11%

Assumed health care cost trend rates used to determine benefit obligations were no longer applicable to our plans at December 31, 2022. At December 31, 2021, they were as follows:

	2022	2021
Health care cost trend rate assumed for next year	—	5.30%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	4.50%
Year that the rate reaches the ultimate rate	—	2037
Cash Flow Benefit payments expected to be made under our non-qualified pension plans and other benefit plans are summarized below:

In thousands	Pension Benefits	Other Benefits
2023	$8,402	$513
2024	2,379	465
2025	2,332	420
2026	2,270	405
2027	2,208	340
2028 through 2032	10,100	1,213
The 2023 expected payments include the expected distribution to the former CEO under the Final Average Compensation Pension plan in connection with their separation from the Company in 2022.
Defined Contribution Plans We maintain 401(k) plans for substantially all U.S.-based employees. Employees may contribute up to 50% of their earnings, subject to certain restrictions. We currently provide a minimum company contribution equal to 7% of eligible compensation. In addition, we have provided discretionary contributions resulting in total contributions equal to 7.5%, 10% and 11% of compensation in 2022, 2021 and 2020, respectively. The expense associated with our 401(k) plan was $2.7 million, $2.4 million and $2.0 million in 2022, 2021 and 2020, respectively.
14.    INVENTORIES
Inventories, net of reserves were as follows:

	December 31,
In thousands	2022	2021
Raw materials	$109,166	$87,448
In-process and finished	142,331	139,058
Supplies	57,939	53,014
Total	$309,436	$279,520
15.    PLANT, EQUIPMENT AND TIMBERLANDS
Plant, equipment and timberlands at December 31 were as follows:

In thousands	2022	2021
Land	$23,718	$25,978
Building	228,310	210,371
Machinery, equipment & other	1,031,012	1,058,110
Accumulated depreciation	(645,404)	(591,803)
	637,636	702,656
Construction in progress	38,175	56,156
Total	$675,811	$758,812
As of December 31, 2022 and 2021, we had $5.2 million and $7.1 million, respectively, of accrued capital expenditures.

GLATFELTER 2022 FORM 10-K	57

16.    GOODWILL AND INTANGIBLE ASSETS
The following table sets forth information with respect to goodwill and other intangible assets:

In thousands	December 31, 2021	Impairment	Purchase price allocation adjustment	Translation	December 31, 2022
Goodwill
Airlaid Materials	$109,486	$—	$—	$(4,291)	$105,195
Composite Fibers	78,438	(76,411)	—	(2,027)	—
Spunlace	48,241	(42,541)	(500)	(5,200)	—
Total	$236,165	$(118,952)	$(500)	$(11,518)	$105,195
Other Intangible Assets	December 31, 2021	Impairment	Amortization	Translation	December 31, 2022
Airlaid Materials
Tradename	$4,485	$—	$—	$(1,043)	$3,442
Accumulated amortization	(603)	—	(170)	34	(739)
Net	3,882	—	(170)	(1,009)	2,703

Technology and related	17,825	—	—	(313)	17,512
Accumulated amortization	(4,552)	—	(1,131)	246	(5,437)
Net	13,273	—	(1,131)	(67)	12,075

Customer relationships and related	44,585		—	(1,433)	43,152
Accumulated amortization	(10,512)	—	(3,657)	598	(13,571)
Net	34,073	—	(3,657)	(835)	29,581

Composite Fibers
Tradename - non-amortizing	3,601	(3,530)	—	(71)	—

Technology and related	38,614	(37,823)	—	(791)	—
Accumulated amortization	(19,224)	19,380	(424)	268	—
Net	19,390	(18,443)	(424)	(523)	—

Customer relationships and related	34,739	(34,046)	—	(693)	—
Accumulated amortization	(22,104)	22,351	(587)	340	—
Net	12,635	(11,695)	(587)	(353)	—

Spunlace
Products and Tradenames	27,623		—	(333)	27,290
Accumulated amortization	(253)	—	(1,241)	(265)	(1,759)
Net	27,370	—	(1,241)	(598)	25,531

Technology and related	14,547		—	(175)	14,372
Accumulated amortization	(202)	—	(1,151)	(102)	(1,455)
Net	14,345	—	(1,151)	(277)	12,917

Customer relationships and related	28,003		—	(337)	27,666
Accumulated amortization	(268)	—	(1,487)	(48)	(1,803)
Net	27,735	—	(1,487)	(385)	25,863

Total intangibles	214,022	(75,399)	—	(5,189)	133,434
Total accumulated amortization	(57,718)	41,731	(9,848)	1,071	(24,764)
Net intangibles	$156,304	$(33,668)	$(9,848)	$(4,118)	$108,670

The following table sets forth information pertaining to amortization of intangible assets:

In thousands	2022	2021	2020
Aggregate amortization expense:	$9,848	$9,753	$8,014
Estimated amortization expense:
2023	8,852
2024	8,852
2025	8,852
2026	8,852
2027	8,852
Intangible assets are amortized on a straight-line basis. We amortize trade and product names over 15 years to 20 years; technical know-how over 8 years to 20 years; and customer relationships over 11 years to 18 years. The remaining weighted average useful life of intangible assets was 13.8 years at December 31, 2022.
17.    OTHER LONG-TERM ASSETS
Other long-term assets consist of the following:

	December 31,
In thousands	2022	2021
Right-of-use asset operating leases	$25,420	$27,186
Deferred taxes	9,321	15,345
Restricted cash	4,902	8,378
Other	38,550	41,851
Total	$78,193	$92,760
18.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 31,
In thousands	2022	2021
Accrued payroll and benefits	$32,863	$31,205
Income taxes payable	6,179	11,746
Accrued rebates	4,328	6,327
Other accrued expenses	45,354	50,160
Total	$88,724	$99,438
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

GLATFELTER 2022 FORM 10-K	59

The following table sets forth information related to our leases as of the periods indicated.

	December 31,
Dollars in thousands	2022	2021
Right of use asset	$25,420	$27,186
Weighted average discount rate	3.14%	3.31%
Weighted average remaining maturity (years)	21	26
The following table sets forth operating lease expense for the periods indicated:

	December 31,
In thousands	2022	2021
Operating lease expense	$5,867	$5,742
The following table sets forth required minimum lease payments for the years indicated:

In thousands
2023	$4,862
2024	3,363
2025	2,414
2026	2,306
2027	2,210
Thereafter	20,148
20.    LONG-TERM DEBT
Long-term debt is summarized as follows:

	December 31,
In thousands	2022	2021
Revolving credit facility, due Sep. 2026	$118,685	$10,000
4.750% Senior Notes, due Oct. 2029	500,000	500,000
Term loan, due Feb 2024	193,588	218,026
2.40% Term Loan, due Jun 2022	—	809
2.05% Term Loan, due Mar 2023	1,423	7,556
1.30% Term Loan, due Jun 2023	762	2,427
1.55% Term Loan, due Sep 2025	3,594	5,204
1.10% Term Loan, due Mar 2024	4,848	9,267
0.57% Term Loan, due Jul 2023	21,332	22,652
Total long-term debt	844,232	775,941
Less current portion	(40,435)	(26,437)
Unamortized deferred issuance costs	(10,545)	(11,429)
Long-term debt, net of current portion	$793,252	$738,075
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

Borrowing rates for the Revolving Loans are determined at our option at the time of each borrowing. For all U.S. Dollar denominated Revolving Loan borrowings, the borrowing rate is either, (a) the bank’s base rate which is equal to the greater of i) the prime rate; ii) the overnight bank funding rate plus 50 basis points; or iii) the daily Euro-rate plus 100 basis points plus an applicable spread over either i), ii) or iii) ranging from 12.5 basis points to 100 basis points based on the Company’s leverage ratio and its corporate credit ratings determined by Standard & Poor’s Rating Services and Moody’s Investor Service, Inc. (the “Corporate Credit Rating”); or (b) the daily Euro-rate or EURIBOR-rate plus an applicable margin ranging from 112.5 basis points to 225 basis points based on the Company’s leverage ratio and the Corporate Credit Rating. For the Term Loan and non-U.S. Dollar denominated borrowings, interest is based on (b) above.
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
As of December 31, 2022, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 6.0x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which is the termination of the agreement.
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
The Notes contain various covenants customary to indebtedness of this nature, including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Credit Agreement at maturity or a default under the Credit Agreement that accelerates the debt outstanding thereunder. As of December 31, 2022, we met all of the requirements of our debt covenants.
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
Aggregated unamortized deferred debt issuance costs incurred in connection with all of our outstanding debt totaled $10.5 million at December 31, 2022. The deferred costs are being amortized on a straight-line basis over the life of

GLATFELTER 2022 FORM 10-K	61

the underlying instruments. Amortization expense related to deferred debt issuance costs totaled $1.9 million, $0.9 million and $0.6 million in 2022, 2021 and 2020, respectively.
The following schedule sets forth the amortization of our term loan agreements together with the maturity of our other long-term debt during the indicated year.

In thousands
2023	$40,435
2024	184,132
2025	980
2026	—
2027	118,685
Thereafter	500,000
Glatfelter Corporation guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.
As of December 31, 2022 and 2021, we had $4.7 million and $6.7 million, respectively, of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our revolving credit facility, provide financial assurances for the performance of long-term monitoring activities associated with the Fox River environmental matter and for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.
21.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth the carrying value and fair value of long-term debt as of December 31:

	2022		2021
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, due Sep. 2026	$118,685	$118,685	$10,000	$10,000
4.750% Senior Notes, due Oct. 2029	500,000	301,250	500,000	516,875
Term loan, due Feb. 2024	193,588	188,998	218,026	218,026
2.40% Term Loan, due Jun. 2022	—	—	809	813
2.05% Term Loan, due Mar. 2023	1,423	1,418	7,556	7,616
1.30% Term Loan, due Jun. 2023	762	754	2,427	2,433
1.55% Term Loan, due Sep. 2025	3,594	3,430	5,204	5,234
1.10% Term Loan, due Mar. 2024	4,848	4,721	9,267	9,252
0.57% Term Loan, due Jul. 2023	21,332	20,932	22,652	22,657
Total long-term debt	$844,232	$640,188	$775,941	$792,906
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
Derivatives Designated as Hedging Instruments - Cash Flow Hedges We designate certain currency forward contracts as cash flow hedges of forecasted raw material purchases, certain production costs or capital expenditures with exposure to changes in foreign currency exchange rates. Changes in the fair value of derivatives that are designated and qualify as cash flow hedges of foreign exchange risk are deferred as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. With respect to hedges of forecasted raw material purchases or production costs, the amount deferred is subsequently reclassified into costs of products sold in the period that inventory produced using the hedged transaction affects earnings. For hedged capital expenditures, deferred gains or losses are reclassified and included in the historical cost of the capital asset and subsequently affect earnings as depreciation is recognized.
We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

	December 31,
In thousands	2022	2021
Derivative
Sell/Buy - sell notional
Euro / British Pound	18,961	18,823
U.S. Dollar / British Pound	34,501	16,205
U.S. Dollar / Euro	824	658

Sell/Buy - buy notional
Euro / Philippine Peso	1,030,114	896,291
British Pound / Philippine Peso	1,144,839	1,121,183
Euro / U.S. Dollar	78,435	108,467
U.S. Dollar / Canadian Dollar	36,423	36,904
These contracts have maturities of eighteen months or less.
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
Derivatives Designated as Hedging Instruments – Net Investment Hedge The €220 million Term Loan discussed in Note 20 – “Long-Term Debt” is designated as a net investment hedge of our Euro functional currency foreign subsidiaries. During 2022, we recognized a pre-tax gain of $10.8 million and in 2021 a pre-tax gain of $18.6 million on the remeasurement of the term loan from changes in currency exchange rates. Such amounts are recorded as a component of Other Comprehensive Income (Loss).
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

GLATFELTER 2022 FORM 10-K	63

	December 31,
In thousands	2022	2021
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	28,600	26,600
British Pound / Euro	2,800	3,400
U.S. Dollar / Swiss Franc	—	2,180
British Pound / Swiss Franc	2,535	1,025
Euro / Swiss Franc	—	2,750
Euro / U.S. Dollar	9,630	11,000

Sell/Buy - buy notional
Euro / U.S. Dollar	2,900	20,900
British Pound / Euro	15,950	5,300
Swiss Franc / Euro	2,250	—
Swiss Franc / U.S. Dollar	930	—
Chinese Yuan / U.S. Dollar	4,400	—
These contracts have maturities of one month from the date originally entered into.
Fair Value Measurements
The following table summarizes the fair values of derivative instruments as of December 31 for the year indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	December 31,		December 31,
In thousands	2022	2021	2022	2021
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$1,795	$3,197	$2,368	$288
Interest rate swap	—	—	—	44
Not designated as hedging:
Forward foreign currency exchange contracts	797	701	317	116
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
The following table summarizes the amount of income or loss from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying consolidated statements of income (loss) where the results are recorded:

	Year ended December 31,
In thousands	2022	2021	2020
Designated as hedging:
Forward foreign currency exchange contracts:
Cost of products sold	$(7,896)	$(382)	$(5,503)
Interest expense	(335)	85	83
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	1,240	2,666	1,679
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
A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2022	2021
Balance at January 1,	$2,889	$(3,460)
Deferred gains on cash flow hedges	5,584	6,646
Reclassified to earnings	(8,231)	(297)
Balance at December 31,	$242	$2,889
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
23.    SHAREHOLDERS’ EQUITY
The following table summarizes outstanding shares of common stock:

	Year ended December 31,
In thousands	2022	2021	2020
Shares outstanding at beginning of year	44,549	44,368	44,248
Treasury shares issued for:
Restricted stock awards	245	181	110
Employee stock options exercised	—	—	10
Shares outstanding at end of year	44,794	44,549	44,368
24.    COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS
Contractual Commitments The following table summarizes the minimum annual payments due on noncancellable operating leases and other similar contractual obligations having initial or remaining terms in excess of one year:

In thousands	Leases	Other
2023	$4,862	$32,750
2024	3,363	3,085
2025	2,414	—
2026	2,306	—
2027	2,210	—
Thereafter	20,148	—
Other contractual obligations primarily represent unconditional purchase obligations under energy supply contracts. At December 31, 2022, required minimum annual payments due under operating leases and other similar contractual obligations aggregated $35.3 million and $35.8 million, respectively.
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

GLATFELTER 2022 FORM 10-K	65

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
Cost estimates Our remaining obligations under the OU1 consent decree consist of long-term monitoring and maintenance. Furthermore, we are primarily responsible for long-term monitoring and maintenance in OU2-OU4a over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. In 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. We are obligated to make the regular payments under that fixed-price contract until the remaining amount due is less than the OU1 escrow account balance. We are permitted to pay for this contract using the remaining balance of the escrow account established by us and WTM I Company (“WTM I”) another PRP, under the OU1 consent decree during any period that the balance in the escrow account exceeds the amount due under our fixed-price contract. As of December 31, 2022, the escrow account balance, which is included in the consolidated balance sheet under the caption “Other assets” totaled $8.8 million which is less than amounts due under the fixed-price contract by approximately $1.2 million. Our obligation to pay this difference is secured by a letter of credit.
Under the consent decree, we are responsible for reimbursement of government oversight costs paid from October 2018 and later over approximately the next 30 years.
Reserves for the Site Our reserve for past and future government oversight costs and long-term monitoring and maintenance is set forth below:

	Year ended December 31,
In thousands	2022	2021
Balance at January 1,	$16,200	$18,455
Payments	(1,848)	(2,458)
Accretion	195	203
Balance at December 31,	$14,547	$16,200
The payments set forth above represent payments for government oversight costs for amounts due under the long-term monitoring and maintenance agreement. Of our total reserve for the Fox River, $2.2 million is recorded in the accompanying December 31, 2022, consolidated balance sheet under the caption “Environmental liabilities” and the remaining $12.3 million is recorded under the caption “Other long-term liabilities.”
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

25.    SEGMENT AND GEOGRAPHIC INFORMATION
The following table sets forth net sales, profitability and other information by segment:

	Year ended December 31,
In thousands, except per share	2022	2021	2020

Net Sales
Airlaid Material	$601,514	$470,250	$391,409
Composite Fibers	523,863	556,807	525,089
Spunlace	365,949	57,637	—
Total	$1,491,326	$1,084,694	$916,498

Operating income (loss)
Airlaid Material	$54,809	$42,244	$46,304
Composite Fibers	16,923	37,422	52,094
Spunlace	(9,289)	(1,338)	—
Other and unallocated	(226,394)	(49,714)	(49,242)
Total	$(163,951)	$28,614	$49,156

Depreciation and amortization
Airlaid Material	$30,114	$28,101	$22,416
Composite Fibers	19,632	27,690	26,175
Spunlace	11,850	1,693	—
Other and unallocated	5,128	3,937	8,009
Total	$66,724	$61,421	$56,600

Capital expenditures
Airlaid Material	$9,691	$8,431	$9,311
Composite Fibers	15,730	11,912	13,262
Spunlace	6,689	3,810	—
Other and unallocated	5,630	5,884	5,563
Total	$37,740	$30,037	$28,136

Tons shipped (metric)
Airlaid Material	164,844	148,134	136,661
Composite Fibers	103,092	132,196	134,758
Spunlace	72,725	12,514	—
Total	340,661	292,844	271,419

Plant, equipment and timberlands, net
Airlaid Material	$347,142	$371,324	$295,806
Composite Fibers	145,959	202,445	225,444
Spunlace	159,648	161,478	—
Other and unallocated	23,062	23,565	22,017
Total	$675,811	$758,812	$543,267

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

GLATFELTER 2022 FORM 10-K	67

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
Our Airlaid Materials segment is a leading global supplier of highly absorbent cellulose-based airlaid nonwoven materials used in the following categories:
•Feminine hygiene and other hygiene applications;
•Specialty wipes;
•Tabletop;
•Adult incontinence;
•Home care;
•Food pads; and
•Other consumer and industrial products.
The Composite Fibers segment serves customers globally and focuses on higher value-added products in the following categories:
•Food & beverage;
•Technical specialties;
•Wallcovering;
•Composite laminates; and
•Metallized products.
The Spunlace segment is a global leading specialist manufacturer of premium quality spunlace nonwovens for critical cleaning, high-performance materials, personal care, hygiene and medical applications. The categories served by Spunlace include:
•Consumer wipes;
•Critical cleaning;
•Health care;
•Hygiene;
•High performance; and
•Beauty care.
Disaggregated net sales by categories and geographic region for the segments is presented in Item 8 Financial Statements and Supplementary Data, Note 8 – “Revenue.”
In 2022, 2021 and 2020, approximately 15%, 16% and 16%, respectively, of our consolidated net sales were from sales to Procter & Gamble Company, a customer in the Airlaid Materials and Spunlace segments.
Our net sales to external customers and location of net plant, equipment and timberlands are summarized below. Net sales are attributed to countries based upon origin of shipment.

	2022		2021		2020
In thousands	Net sales	Plant, Equipment and Timberlands – Net	Net sales	Plant, Equipment and Timberlands – Net	Net sales	Plant, Equipment and Timberlands – Net
United States	$508,679	$317,191	$255,086	$326,668	$166,131	$103,570
Germany	537,363	194,586	513,043	251,375	489,655	286,591
United Kingdom	74,487	43,015	82,144	50,420	73,604	50,140
Canada	146,393	61,516	120,808	65,291	112,128	68,975
Other	224,404	59,503	113,613	65,057	74,980	33,991
Total	$1,491,326	$675,811	$1,084,694	$758,812	$916,498	$543,267

26. SUBSEQUENT EVENT

On February 20, 2023, the Company signed a debt financing commitment letter with Angelo, Gordon & Co., L.P. (“Angelo Gordon”), in which Angelo Gordon has committed to provide the Company with €250 million of senior secured term loans (the “Term Loans”), which the Company will use, in part, to refinance its €220.0 million term loan that matures in February 2024. The Term Loans will be borrowed by Glatfelter Luxembourg S.à r.l. and guaranteed by the Company and substantially all of its subsidiaries located in the United States, Canada, Germany, England & Wales, Scotland and Northern Ireland, Luxembourg, Malta and Switzerland. The Term Loans will be secured on a first lien basis by the German, English & Welsh, Scottish and Northern Irish, Luxembourg, Maltese and Swiss loan parties’ assets, and on a second lien basis by the United States and Canadian loan parties’ assets, in each case subject to customary exceptions and limitations.

The Term Loans will mature in March 2029 and bear interest at a fixed rate of 11.25%, of which the Company can elect to pay up to 5% in kind during the initial 24 months after closing, and will not be subject to any amortization requirements. The Term Loans will be subject to a make-whole premium for the initial 18 months after closing, will be callable at a 5.5% premium in months 19 to 36, a 2.75% premium in months 37 to 48, and at par thereafter.

The credit agreement for the Term Loans is expected to contain representations, warranties, covenants and events of default based on the respective provisions in the Existing Revolving Credit Facility, subject to customary exceptions and limitations for this type of financing.

GLATFELTER 2022 FORM 10-K	69

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our chief executive officer and our chief financial officer have, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2022, concluded that, as of the evaluation date, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 – Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2022, we completed the implementation of new enterprise resource planning and manufacturing systems for our Spunlace’s Asheville, North Carolina, U.S.A and Soultz, France locations. In addition, we incorporated Spunlace’s internal controls into our control structure. The integration of Spunlace’s internal controls is considered a material change in our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the three months ended December 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B    OTHER INFORMATION

None.

ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.
PART III
ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors The information with respect to directors required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 30, 2023. Our board of directors has determined that, based on the relevant experience of the members of the Audit Committee, four of the five members are audit committee financial experts as this term is set forth in the applicable regulations of the SEC.
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

ITEM 11    EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 30, 2023.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 30, 2023.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 30, 2023.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 30, 2023.
Our Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

GLATFELTER 2022 FORM 10-K	71

PART IV
ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.		Our Consolidated Financial Statements as follows are included in Part II, Item 8:
		i.	Consolidated Statements of Income (Loss) for the years ended December 31, 2022, 2021 and 2020
		ii.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020
		iii.	Consolidated Balance Sheets as of December 31, 2022 and 2021
		iv.	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
		v.	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2022, 2021 and 2020
		vi.	Notes to Consolidated Financial Statements
(a)	2.		Financial Statement Schedules (Consolidated) included in Part IV:
		i.	Schedule II ‑Valuation and Qualifying Accounts - for years ended December 31, 2022, 2021 and 2020
(a)	3.		Exhibits
See Index to Exhibits
ITEM 16    FORM 10-K SUMMARY
None
Index to Exhibits
Item 15(a)(3)

Exhibit			Incorporated by Reference to
Number	Description of Documents	Exhibit	Filing

2.1	Share Purchase Agreement, dated July 22, 2021, by and among Glatfelter Corporation, PHG Tea Leaves, Inc., Ammon Ammon AG and the ultimate owners of Ammon Ammon AG ‡	2.1	Form 8-K filed July 23, 2021
2.2	Share Purchase Agreement, dated January 5, 2021, by and between GPPC Equity Holdings LLC and Glatfelter Corporation †	2.3	Form 10-K filed Feb. 25, 2021
3.1	Glatfelter Corporation Amended and Restated Articles of Incorporation	3.2	Form 8-K filed November 18, 2022
3.2	Glatfelter Corporation Amended and Restated By-Laws (Amended and Restated as of December 2, 2022)	3.1	Form 8-K/A filed December 6, 2022
4.1	Indenture, dated as of October 25, 2021, among Glatfelter Corporation, the subsidiaries of Glatfelter Corporation party thereto and Wilmington Trust, National Association, as trustee.	4.1	Form 8-K filed Oct. 25, 2021
4.2	Supplemental Indenture, dated as of October 25, 2021, among Glatfelter Corporation, the subsidiaries of Glatfelter Corporation party thereto and Wilmington Trust, National Association, as trustee.	4.2	Form 8-K filed Oct. 25, 2021
4.3	Form of 4.750% Senior Note due 2029 (included as Exhibit A to the Supplemental Indenture filed as Exhibit 4.2).	4.2	Form 8-K filed Oct. 25, 2021
4.4	Description of securities, filed herewith.
10.1	Glatfelter Corporation 2022 Long-Term Incentive Plan	99.1	Form S-8 filed May 11, 2022
10.2	Form of Restricted Stock Unit Award Certificate (form effective as of May 5, 2022)	10.3	Form 10-Q filed August 2, 2022
10.3	Form of Performance Share Award Certificate (form effective as of May 5, 2022)	10.4	Form 10-Q filed August 2, 2022
10.4	Form of Restricted Stock Unit Award Certificate for CEO (form effective as of May 5, 2022)	10.5	Form 10-Q filed August 2, 2022
10.5	Form of Performance Share Award Certificate for CEO (form effective as of May 5, 2022)	10.6	Form 10-Q filed August 2, 2022
10.6	Form of Non-Employee Director Restricted Stock Unit Award Certificate (form effective as of May 5, 2022)	10.7	Form 10-Q filed August 2, 2022
10.7	Fourth Restatement Agreement, dated September 2, 2021, by and among Glatfelter Corporation, PNC Bank National Association, and the other lenders party thereto (the Fourth Amended and Restated Credit Agreement is appended as Exhibit A to the Fourth Restatement Agreement).	10.1	Form 8-K filed Sep. 2, 2021
10.8	First Amendment to Fourth Amended and Restated Credit Agreement	10.1	Form 8-K filed May 10, 2022

10.9	Loan Agreement, dated April 11, 2013, by and among Glatfelter Gernsbach GmbH & Co. KG. and IKB Deutsche Industriebank AG, Düsseldorf.	10.1	Form 10-Q filed May 9, 2013
10.10	Guaranty, dated April 17, 2013, executed by the P. H. Glatfelter Company (as Guarantor) in favor of IKB Deutsche Industriebank AG.	10.2	Form 10-Q filed May 9, 2013
10.11	P. H. Glatfelter Company Amended and Restated 2005 Management Incentive Plan, effective January 1, 2015. **	10.1	Form 8-K filed May 8, 2015
10.12	P. H. Glatfelter Company Supplemental Long Term Disability Plan, dated February 25, 2014, between P. H. Glatfelter Company and certain employees. **	10.1	Form 10-Q filed May 2, 2014
10.13	P. H. Glatfelter Company Supplemental Management Pension Plan (amended and restated effective January 1, 2008). **	10(d)	Form 10-K filed Mar. 8, 2013
10.14	P. H. Glatfelter Company Supplemental Executive Retirement Plan (Amended and Restated). **	10.1	Form 10-Q filed Jul. 30, 2019
10.15	Amendment No. 2019-1 to the P. H. Glatfelter Company Supplemental Management Pension Plan. **	10.2	Form 10-Q filed Jul. 30, 2019
10.16	Glatfelter Switzerland Sàrl Retirement Pension Plan for management employees. **	10.12	Form 10-K filed Feb. 26, 2020
10.17	Form of Stock-Only Stock Appreciation Right Award Certificate (form effective February 26, 2014). **	10.3	Form 10-Q filed May 2, 2014
10.18	Non-Competition and Non-Solicitation Agreement by and between P. H. Glatfelter Company and Dante C. Parrini, dated July 2, 2010. **	10.1	Form 8-K filed Jul. 6, 2010
10.19	Long Term Employment Contract between Glatfelter Switzerland Gmbh, a wholly-owned subsidiary, and Wolfgang Laures, effective January 1, 2020. **	10.21	Form 10-K filed Feb. 26, 2020
10.20	Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees (form effective as of March 7, 2008). **	10(j)	Form 10-K filed Mar. 13, 2009
10.21	Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees (form effective as of August 5, 2013). **	10(q)	Form 10-K filed Mar. 3, 2014
10.22	Schedule of Change in Control Employment Agreements. **	10.22	Form 10-K filed Feb. 25, 2022
10.23	Summary of Non-Employee Director Compensation, effective January 1, 2020. **	10.25	Form 10-K filed Feb. 26, 2020
10.24	P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of January 1, 2007. **	10(k)	Form 10-K filed Mar. 8, 2013
10.25	Form of Director’s and Officer’s Indemnification Agreement. **	10.1	Form 8-K filed Dec. 19, 2017
10.26	Guidelines for Executive Severance. **	10.2	Form 8-K filed . Jul. 6, 2010
10.27	Consent Decree between P. H. Glatfelter Company, Georgia-Pacific Consumer Products LP, the United States of America and the State of Wisconsin, dated March 14, 2019.	10.2	Form 10-Q filed Apr. 30, 2019
14.1	Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter.	14.1	Form 10-K filed Feb. 25, 2022
21.1	Subsidiaries of Glatfelter Corporation, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of Thomas M. Fahnemann, President and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Ramesh Shettigar, Senior Vice President, Chief Financial Officer and Treasurer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Thomas M. Fahnemann, President and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.
32.2
Certification of Ramesh Shettigar, Senior Vice President, Chief Financial Officer and Treasurer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Extension Definition Linkbase Document.
101.LAB	Inline XBRL Extension Label Linkbase Document.
101.PRE	Inline XBRL Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as an inline XBRL and contained in Exhibit 101).
________________________________

GLATFELTER 2022 FORM 10-K	73

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

GLATFELTER CORPORATION (Registrant)
February 27, 2023
	By	/s/ Thomas M. Fahnemann
Thomas M. Fahnemann
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Date	Signature	Capacity

February 27, 2023	/s/ Thomas M. Fahnemann	Principal Executive Officer and Director
Thomas M. Fahnemann President and Chief Executive Officer
February 27, 2023	/s/ Ramesh Shettigar	Principal Financial Officer
Ramesh Shettigar Senior Vice President, Chief Financial Officer and Treasurer
February 27, 2023	/s/ David C. Elder	Principal Accounting Officer
David C. Elder Vice President, Finance and Chief Accounting Officer
February 27, 2023	/s/ Kevin M. Fogarty	Non-Executive Board Chair
Kevin M. Fogarty
February 27, 2023	/s/ Bruce Brown	Director
Bruce Brown
February 27, 2023	/s/ Kathleen A. Dahlberg	Director
Kathleen A. Dahlberg
February 27, 2023	/s/ Marie T. Gallagher	Director
Marie T. Gallagher
February 27, 2023	/s/ Darrel Hackett	Director
Darrel Hackett
February 27, 2023	/s/ J. Robert Hall	Director
J. Robert Hall
February 27, 2023	/s/ Lee C. Stewart	Director
Lee C. Stewart

GLATFELTER 2022 FORM 10-K	75

Schedule II
GLATFELTER CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
For each of the three years ended December 31, 2022
Valuation and Qualifying Accounts

	Allowance for
In thousands	Doubtful Accounts			Sales Discounts and Deductions
	2022	2021	2020	2022	2021	2020
Balance, beginning of year	$2,731	$2,093	$1,682	$825	$791	$578
Provision	3,044	469	488	3,077	1,649	1,516
Write-offs, recoveries and discounts allowed	(102)	(10)	(114)	(1,610)	(1,493)	(1,291)
Other (1)	(648)	179	37	(377)	(122)	(12)
Balance, end of year	$5,025	$2,731	$2,093	$1,914	$825	$791
The provision for doubtful accounts is included in selling, general and administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.
(1)Relates primarily to changes in currency exchange rates.