Form 10-Q
period 2023-03-31
Glatfelter Corp
filed 2023-05-04
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
Common Stock outstanding on April 30, 2023 totaled 44,933,007 shares.

GLATFELTER CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarterly Period Ended
March 31, 2023

PART I
Item 1 – Financial Statements
GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended March 31,
In thousands, except per share	2023	2022

Net sales	$378,208	$381,680
Costs of products sold	341,994	350,015
Gross profit	36,214	31,665
Selling, general and administrative expenses	30,745	33,166
Goodwill and other asset impairment charges	—	117,349
Gains on dispositions of plant, equipment and timberlands, net	(644)	(2,961)
Operating income (loss)	6,113	(115,889)
Non-operating income (expense)
Interest expense	(12,594)	(7,862)
Interest income	271	17
Other, net	(3,278)	(1,340)
Total non-operating expense	(15,601)	(9,185)
Loss from continuing operations before income taxes	(9,488)	(125,074)
Income tax provision (benefit)	3,694	(16,784)
Loss from continuing operations	(13,182)	(108,290)

Discontinued operations:
Loss before income taxes	(402)	(37)
Income tax provision	—	—
Loss from discontinued operations	(402)	(37)
Net loss	$(13,584)	$(108,327)

Basic earnings per share
Loss from continuing operations	$(0.29)	$(2.42)
Loss from discontinued operations	(0.01)	—
Basic loss per share	$(0.30)	$(2.42)

Diluted earnings per share
Loss from continuing operations	$(0.29)	$(2.42)
Loss from discontinued operations	(0.01)	—
Diluted loss per share	$(0.30)	$(2.42)

Weighted average shares outstanding
Basic	44,957	44,709
Diluted	44,957	44,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,
In thousands	2023	2022
Net loss	$(13,584)	$(108,327)

Foreign currency translation adjustments	6,663	(10,915)
Net change in:
Deferred gains on derivatives, net of taxes of $53 and $(600), respectively	157	(357)
Unrecognized retirement obligations, net of taxes of $(1), and $(160), respectively	652	152
Other comprehensive income (loss)	7,472	(11,120)
Comprehensive loss	$(6,112)	$(119,447)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

In thousands	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$88,641	$110,660
Accounts receivable, net	196,900	195,665
Inventories	321,427	309,436
Prepaid expenses and other current assets	72,256	63,723
Total current assets	679,224	679,484

Plant, equipment and timberlands, net	676,362	675,811
Goodwill	106,553	105,195
Intangible assets, net	107,316	108,670
Other assets	82,016	78,193
Total assets	$1,651,471	$1,647,353

Liabilities and Shareholders' Equity
Current portion of long-term debt	$3,955	$40,435
Short-term debt	8,206	11,422
Accounts payable	196,433	217,625
Environmental liabilities	2,100	2,200
Other current liabilities	97,191	88,724
Total current liabilities	307,885	360,406

Long-term debt	852,090	793,252
Deferred income taxes	54,973	54,388
Other long-term liabilities	123,936	121,303
Total liabilities	1,338,884	1,329,349

Commitments and contingencies

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	59,256	60,663
Retained earnings	485,279	498,863
Accumulated other comprehensive loss	(90,423)	(97,895)
	454,656	462,175
Less cost of common stock in treasury	(142,069)	(144,171)
Total shareholders’ equity	312,587	318,004
Total liabilities and shareholders’ equity	$1,651,471	$1,647,353
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
In thousands	2023	2022
Operating activities
Net loss	$(13,584)	$(108,327)
Loss from discontinued operations, net of taxes	402	37
Adjustments to reconcile to net cash used by continuing operations:
Depreciation, depletion and amortization	15,731	18,484
Amortization of debt issue costs and original issue discount	2,246	452
Pension settlement charge	633	—
Goodwill and other asset impairment charges	—	117,349
Russia/Ukraine conflict charges	—	3,948
Deferred income tax benefit	(675)	(21,227)
Gains on dispositions of plant, equipment and timberlands, net	(644)	(2,961)
Share-based compensation	931	909
Change in operating assets and liabilities:
Accounts receivable	(2,306)	(53,318)
Inventories	(8,827)	(17,699)
Prepaid and other current assets	(9,117)	(5,946)
Accounts payable	(23,136)	1,776
Accruals and other current liabilities	7,550	949
Other	164	(666)
Net cash used by operating activities from continuing operations	(30,632)	(66,240)
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(9,500)	(12,349)
Proceeds from disposals of plant, equipment and timberlands, net	713	3,160
Acquisition, net of cash acquired	—	1,413
Other	—	(25)
Net cash used by investing activities from continuing operations	(8,787)	(7,801)
Financing activities
Proceeds from term loan	262,273	—
Repayment of term loans	(225,466)	(6,712)
Net borrowings (repayments) under revolving credit facility	(16,332)	31,019
Payments of borrowing costs	(5,060)	(559)
Payments of dividends	—	(6,237)
Payments related to share-based compensation awards and other	(236)	(1,230)
Net cash provided by financing activities from continuing operations	15,179	16,281
Effect of exchange rate changes on cash	1,266	(748)
Net decrease in cash, cash equivalents and restricted cash	(22,974)	(58,508)
Decrease in cash, cash equivalents and restricted cash from discontinued operations	(11)	(108)
Cash, cash equivalents and restricted cash at the beginning of period	119,162	148,814
Cash, cash equivalents and restricted cash at the end of period	96,177	90,198
Less: restricted cash in Prepaid expenses and other current assets	(3,600)	(2,000)
Less: restricted cash in Other assets	(3,936)	(7,746)
Cash and cash equivalents at the end of period	$88,641	$80,452

Supplemental cash flow information
Cash paid for:
Interest	$4,993	$1,494
Income taxes, net	1,667	8,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

In thousands	Common stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2023	$544	$60,663	$498,863	$(97,895)	$(144,171)	$318,004
Net loss			(13,584)			(13,584)
Other comprehensive income				7,472		7,472
Comprehensive loss						(6,112)
Share-based compensation expense		931				931
Delivery of treasury shares:
RSUs and PSAs		(2,338)			2,102	(236)
Balance at March 31, 2023	$544	$59,256	$485,279	$(90,423)	$(142,069)	$312,587

Balance at January 1, 2022	$544	$64,779	$705,600	$(80,304)	$(147,857)	$542,762
Net loss			(108,327)			(108,327)
Other comprehensive loss				(11,120)		(11,120)
Comprehensive loss						(119,447)
Cash dividends declared ($0.14 per share)			(6,261)			(6,261)
Share-based compensation expense		909				909
Delivery of treasury shares:
RSUs and PSAs		(3,815)			2,585	(1,230)
Balance at March 31, 2022	$544	$61,873	$591,012	$(91,424)	$(145,272)	$416,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.ORGANIZATION
Glatfelter Corporation and subsidiaries ("Glatfelter") is a leading global supplier of engineered materials with a strong focus on innovation and sustainability. Glatfelter's high quality, technology-driven, innovative, and customizable nonwovens solutions can be found in products that are Enhancing Everyday Life®. These include personal care and hygiene products, food and beverage filtration, critical cleaning products, medical and personal protection, packaging products, as well as home improvement and industrial applications. Headquartered in Charlotte, NC, the Company’s 2022 net sales were $1.5 billion with approximately 3,250 employees worldwide. Glatfelter’s operations utilize a variety of manufacturing technologies including airlaid, wetlaid, and spunlace with sixteen manufacturing sites located in the United States, Canada, Germany, the United Kingdom, France, Spain, and the Philippines. The Company has sales offices in all major geographies serving customers under the Glatfelter and Sontara brands. Additional information about Glatfelter may be found at www.glatfelter.com. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to Glatfelter Corporation and subsidiaries unless the context indicates otherwise.

2. ACCOUNTING POLICIES
Basis of Presentation The unaudited condensed consolidated financial statements (“financial statements”) include the accounts of Glatfelter and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
We prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. In our opinion, the financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. When preparing these financial statements, we have assumed you have read the audited consolidated financial statements included in our 2022 Annual Report on Form 10-K.
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

3.REVENUE
The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended March 31,
In thousands	2023	2022
Revenue by product category

Airlaid Materials
Feminine hygiene	58,245	59,312
Specialty wipes	44,794	37,095
Tabletop	30,415	30,747
Food pads	3,540	3,476

Home care	7,359	6,285
Adult incontinence	7,359	6,729
Other	7,729	5,820
	159,441	149,464
Composite Fibers
Food & beverage	78,944	75,223
Wallcovering	16,157	15,831
Technical specialties	21,453	23,136
Composite laminates	8,983	11,297
Metallized	7,054	10,342
	132,591	135,829
Spunlace
Consumer wipes	38,109	46,157
Critical cleaning	29,149	24,278
Health care	10,375	13,605
Hygiene	5,660	5,913
High performance	3,209	4,112
Beauty care	221	2,322
	86,723	96,387

Inter-segment sales elimination	(547)	—
Total	$378,208	$381,680

Revenue by geography

Airlaid Materials
Americas	$89,837	$80,913
Europe, Middle East and Africa	65,991	63,136
Asia Pacific	3,613	5,415
	159,441	149,464
Composite Fibers
Americas	34,212	37,976
Europe, Middle East and Africa	73,850	73,604
Asia Pacific	24,529	24,249
	132,591	135,829
Spunlace
Americas	53,152	55,484
Europe, Middle East and Africa	25,063	29,825
Asia Pacific	8,508	11,078
	86,723	96,387

Inter-segment sales elimination	(547)	—
Total	$378,208	$381,680

4.GAINS ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS
The following table sets forth sales of timberlands and other assets completed during the first three months of 2023 and 2022:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2023
Timberlands	216	$630	$617
Other	n/a	83	28
Total		$713	$644

2022
Timberlands	790	$3,130	$2,962
Other	n/a	30	(1)
Total		$3,160	$2,961

5.GOODWILL AND OTHER ASSET IMPAIRMENT
No impairment charges were recognized during the first quarter of 2023.
During the first quarter of 2022, in connection with an assessment of potential impairment of long-lived and indefinite lived intangible assets stemming from the compounding impacts resulting from the Russia/Ukraine military conflict and related sanctions, we recorded a $117.3 million non-cash asset impairment charge related to Composite Fibers' Dresden facility and an impairment of Composite Fibers' goodwill. Dresden is a single-line facility that produces wallcover base paper, the majority of which is sold into the Russian and Ukrainian markets. As a direct result of the economic impacts from the conflict, and the disruptions in the underlying financial systems and restrictions on our ability to export wallcover base paper to Russia due to related sanctions, management expected a significant reduction in wallcover revenues and associated cash flows for the foreseeable future. In addition, the conflict also impacted other Composite Fibers products that are also subject to export sanctions into this region, and continued to significantly impact energy prices. Accordingly, a charge was recorded to reduce the carrying value of the Dresden fixed assets and intangible assets (technological know-how, customer relationships, and an indefinite-lived trade name), along with Composite Fibers’ goodwill to fair value.
The following table summarizes the impairment charges recorded as of the three months ended March 31, 2023 and 2022, respectively, in the accompanying condensed consolidated statements of income under the caption “Goodwill and other asset impairment charges:”

In thousands	2023	2022
Plant, property and equipment	$—	$27,619
Technological know-how	—	18,443
Customer relationships	—	11,695
Tradename	—	3,530
Goodwill	—	56,062
Total	$—	$117,349
The fair value of the underlying assets was estimated using discounted cash flow models, independent appraisals and similar methods, all of which are Level 3 fair value classification.

6.DISCONTINUED OPERATIONS
For the three months ended March 31, 2023, we recognized a loss in discontinued operations of $0.4 million primarily related to an insurance claim and legal costs.
The following table sets forth a summary of cash flows from discontinued operations which is included in the condensed consolidated statements of cash flows:

	Three months ended March 31,
In thousands	2023	2022
Net cash used by operating activities	$(11)	$(108)
Net cash used by investing activities	—	—
Net cash provided by financing activities	—	—
Change in cash and cash equivalents from discontinued operations	$(11)	$(108)

7.EARNINGS PER SHARE
The following table sets forth the details of basic and diluted earnings per share (“EPS”) from continuing operations:

	Three months ended March 31,
In thousands, except per share	2023	2022
Loss from continuing operations	$(13,182)	$(108,290)

Weighted average common shares outstanding used in basic EPS	44,957	44,709
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	—	—
Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,957	44,709

Loss per share from continuing operations
Basic	$(0.29)	$(2.42)
Diluted	(0.29)	(2.42)
The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the periods indicated, because their effect would be anti-dilutive:

	Three months ended March 31,
In thousands	2023	2022
Potential common shares	618	934

8.ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months ended March 31, 2023 and 2022.

In thousands	Currency translation adjustments	Unrealized gain (loss) on derivatives	Change in pensions	Change in other postretirement defined benefit plans	Total

Balance at January 1, 2023	$(106,242)	$11,176	$(3,247)	$418	$(97,895)
Other comprehensive income (loss) before reclassifications (net of tax)	6,663	1,556	—	—	8,219
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,399)	660	(8)	(747)
Net current period other comprehensive income (loss)	6,663	157	660	(8)	7,472
Balance at March 31, 2023	$(99,579)	$11,333	$(2,587)	$410	$(90,423)

Balance at January 1, 2022	$(69,757)	$1,988	$(11,482)	$(1,053)	$(80,304)
Other comprehensive income (loss) before reclassifications (net of tax)	(10,915)	383	—	—	(10,532)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(740)	126	26	(588)
Net current period other comprehensive income (loss)	(10,915)	(357)	126	26	(11,120)
Balance at March 31, 2022	$(80,672)	$1,631	$(11,356)	$(1,027)	$(91,424)

Reclassifications out of accumulated other comprehensive income and into the condensed consolidated statements of income were as follows:

	Three months ended March 31,
In thousands	2023	2022
Description			Line Item in Statements of Income
Cash flow hedges (Note 17)
Gains on cash flow hedges	$(918)	$(1,072)	Costs of products sold
Tax expense	(481)	312	Income tax provision
Net of tax	(1,399)	(760)

Loss on interest rate swaps	—	20	Interest expense
Tax expense	—	—	Income tax provision
Net of tax	—	20
Total cash flow hedges	(1,399)	(740)

Retirement plan obligations (Note 10)
Amortization of deferred benefit pension plans
Prior service costs	6	11	Other, net
Actuarial losses	22	167	Other, net
Pension settlement	633	—
	661	178
Tax expense (benefit)	(1)	(52)	Income tax provision
Net of tax	660	126
Amortization of deferred benefit other plans
Prior service costs	5	26	Other, net
Actuarial gain	(13)	—	Other, net
	(8)	26
Tax expense	—	—	Income tax provision
Net of tax	(8)	26
Total reclassifications, net of tax	$(747)	$(588)

9.STOCK-BASED COMPENSATION
On May 5, 2022, upon Board and shareholder approval, the Glatfelter Corporation 2022 Long-Term Incentive Plan became effective and is a successor plan to the P. H. Glatfelter Amended and Restated Long-Term Incentive Plan (collectively, the “LTIP”). The LTIP continues to provide for the issuance of Glatfelter common stock to eligible participants in the form of restricted stock units (“RSUs”), restricted stock awards, incentive stock options, non-qualified stock options, stock-only stock appreciation rights (“SOSARs”) and performance share awards (“PSAs”). As of March 31, 2023, there were 1,527,906 shares of common stock available for future issuance under the LTIP.
Pursuant to terms of the LTIP, we have issued to eligible participants RSUs, PSAs and SOSARs.
Restricted Stock Units and Performance Share Awards In the first quarter of 2023 and 2022, we granted RSUs and PSAs to employees under our LTIP. In both 2023 and 2022, 50% of fair value of the awards granted were RSUs, which vest based on the passage of time, generally over a graded three-year period or, in certain instances, the RSUs were cliff vesting after one or three years. The remaining 50% of the fair value of the awards granted in 2023 and 2022 were PSAs. The PSAs awarded vest based on either the achievement of cumulative financial performance targets covering a two-year period or based on the three-year total shareholder return relative to a broad market index. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance.
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
The following table summarizes RSU and PSA activity during periods indicated:

Units	2023	2022
Balance at January 1,	1,650,152	1,111,382
Granted	1,190,206	528,011
Forfeited	(98,717)	(92,569)
Shares delivered	(199,263)	(250,301)
Balance at March 31,	2,542,378	1,296,523
The amount granted in 2023 and 2022 includes 697,045 and 299,993, respectively, of PSAs exclusive of reinvested dividends.
The following table sets forth aggregate RSU and PSA compensation expense included in continuing operations for the periods indicated:

	March 31,
In thousands	2023	2022
Three months ended	$931	$909
Stock-Only Stock Appreciation Rights Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. All SOSARs are vested and have a term of ten years. No SOSARs were awarded since 2016.
The following table sets forth information related to outstanding SOSARs:

	2023		2022
	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	769,544	$21.34	1,079,113	$20.42
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled / forfeited	(151,487)	18.36	(145,440)	15.61
Outstanding at March 31,	618,057	$22.07	933,673	$21.17

10.RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans included in continuing operations.

	Three months ended March 31,
In thousands	2023	2022
Pension Benefits
Service cost	$—	$—
Interest cost	411	235
Amortization of prior service cost	6	11
Amortization of actuarial loss	22	167
Pension settlement charge	633	—
Total net periodic benefit expense	$1,072	$413

Other Benefits
Service cost	$3	$—
Interest cost	44	33
Amortization of prior service cost	5	26
Amortization of actuarial gain	(13)	—
Total net periodic benefit expense	$39	$59

During the three months ended March 31, 2023, we made a $5.8 million lump-sum payment to our former CEO under the terms of his non-qualified pension plan. In accordance with pension settlement accounting, we recorded a $0.6 million settlement charge reflecting the recognition of amounts previously included in accumulated other comprehensive income.
11.INCOME TAXES
Income taxes are recognized for the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
For the three months ended March 31, 2023, we had a pretax loss from continuing operations of $9.5 million and income tax expense of $3.7 million. The effective income tax rate for the three months ended March 31, 2023 was unfavorably impacted by the jurisdictional mix of pretax results among the Company and its subsidiaries and losses which generated no tax benefit in domestic and certain foreign jurisdictions.
For the three months ended March 31, 2023, we recorded an increase in the valuation allowance of $3.1 million for U.S. federal and certain foreign jurisdictions against our net deferred tax assets. In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of the evidence indicated it is more likely than not that the deferred assets will not be realized.

As of March 31, 2023 and December 31, 2022, we had $57.2 million and $56.5 million, respectively, of gross unrecognized tax benefits. As of March 31, 2023, if such benefits were to be recognized, approximately $54.1 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.
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
The following table summarizes information included in continuing operations related to interest on uncertain tax positions:

	Three months ended March 31,
In millions	2023	2022
Interest expense	$0.5	$0.4

	March 31, 2023	December 31, 2022
Accrued interest payable	$5.3	$4.8
Accrued penalties	3.0	3.0

12.INVENTORIES
Inventories, net of reserves, were as follows:

In thousands	March 31, 2023	December 31, 2022
Raw materials	$96,402	$109,166
In-process and finished	164,017	142,331
Supplies	61,008	57,939
Total	$321,427	$309,436

13.GOODWILL AND OTHER INTANGIBLE ASSETS
The following table sets forth changes in the amounts of goodwill and other intangible assets recorded by each of our segments during the periods indicated:

In thousands	December 31, 2022	Impairment	Purchase price allocation adjustment	Translation	March 31, 2023
Goodwill
Airlaid Materials	$105,195	$—	$—	$1,354	$106,553
Composite Fibers	—	—	—	—	—
Spunlace	—	—	—	—	—
Total	$105,195	$—	$—	$1,354	$106,553
Other Intangible Assets	December 31, 2022	Impairment	Amortization	Translation	March 31, 2023
Airlaid Materials
Tradename	$3,442	$—	$—	$67	$3,509
Accumulated amortization	(739)	—	(43)	(15)	(797)
Net	2,703	—	(43)	52	2,712

Technology and related	17,512	—	—	331	17,843
Accumulated amortization	(5,437)	—	(288)	(118)	(5,843)
Net	12,075	—	(288)	213	12,000

Customer relationships and related	43,152		—	454	43,606
Accumulated amortization	(13,571)	—	(923)	(198)	(14,692)
Net	29,581	—	(923)	256	28,914

Spunlace
Products and Tradenames	27,290		—	197	27,487
Accumulated amortization	(1,759)	—	(360)	55	(2,064)
Net	25,531	—	(360)	252	25,423

Technology and related	14,372		—	103	14,475
Accumulated amortization	(1,455)	—	(297)	(127)	(1,879)
Net	12,917	—	(297)	(24)	12,596

Customer relationships and related	27,666		—	199	27,865
Accumulated amortization	(1,803)	—	(383)	(8)	(2,194)
Net	25,863	—	(383)	191	25,671

Total intangibles	133,434	—	—	1,351	134,785
Total accumulated amortization	(24,764)	—	(2,294)	(411)	(27,469)
Net intangibles	$108,670	$—	$(2,294)	$940	$107,316

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
The following table sets forth information related to our leases as of the periods indicated.

Dollars in thousands	March 31, 2023	December 31, 2022
Right of use asset	$29,581	$25,420
Weighted average discount rate	3.68%	3.14%
Weighted average remaining maturity (years)	18.2	21.2
The following table sets forth operating lease expense for the periods indicated:

	March 31,
In thousands	2023	2022
Three months ended	$1,825	$1,421
The following table sets forth required remaining future minimum lease payments during the years indicated:

In thousands
2023	$4,979
2024	5,507
2025	4,623
2026	2,677
2027	2,211
Thereafter	20,147

15.LONG-TERM DEBT
Long-term debt is summarized as follows:

In thousands	March 31, 2023	December 31, 2022
Revolving credit facility, due Sep 2026	$104,400	$118,685
4.750% Senior Notes, due Oct 2029	500,000	500,000
11.25% Term loan, due Mar 2029	266,438	—
Term loan, due Feb 2024	—	193,588
2.05% Term Loan, due Mar 2023	—	1,423
1.30% Term Loan, due Jun 2023	—	762
1.55% Term Loan, due Sep 2025	—	3,594
1.10% Term Loan, due Mar 2024	3,955	4,848
0.57% Term Loan, due Jul 2023	—	21,332
Total long-term debt	874,793	844,232
Less current portion	(3,955)	(40,435)
Unamortized deferred issuance costs	(18,748)	(10,545)
Long-term debt, net of current portion	$852,090	$793,252

On September 2, 2021, we entered into a restatement agreement as part of a Fourth Amended and Restated $400.0 million Revolving Credit Facility and a €220.0 million Term Loan (collectively, the “Credit Agreement”).
On March 30, 2023, we entered into an amendment to the Credit Agreement which reduced the Revolving Credit Facility to $250.0 million and had us fully extinguish the €220.0 million Term Loan. The amendment: i) modifies the “leverage ratio” to be the ratio of consolidated senior secured debt to consolidated adjusted EBITDA ; ii) increases the maximum interest rate borrowing margin to be applied to the applicable index by 275 basis points; and iii) pledges as collateral substantially all domestic and Canadian assets to secure obligations owed under the Credit Agreement, as well as, on a second lien basis, the European assets that secure the AG Loan (as defined below). As amended, we are obligated to maintain a leverage ratio under 4.25 to 1.0 through the quarter ended December 31, 2024, stepping down to 4.0 to 1.0 at March 31, 2025, and 3.50 to 1.0 at March 31, 2026.
Borrowing rates for the Revolving Loans are determined at our option at the time of each borrowing. For all U.S. Dollar denominated Revolving Loan borrowings, the borrowing rate is either, (a) the bank’s base rate which is equal to the greater of i) the prime rate; ii) the overnight bank funding rate plus 50 basis points; or iii) the daily Simple Secured Overnight Financing Rate (“SOFR”) rate plus 100 basis points plus an applicable spread over either i), ii) or iii) ranging from 250 basis points to 400 basis points based on the Company’s leverage ratio; or (b) the daily Term SOFR-rate plus an applicable margin ranging from 350 basis points to 500 basis points based on the Company’s leverage ratio. For non-U.S. Dollar denominated borrowings, interest is based on the Euro-rate or EURIBOR-rate plus an applicable margin ranging from 350 basis points to 500 basis points based on the Company’s leverage ratio.
The Credit Agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. The Credit Agreement also contains covenants requiring a minimum debt coverage ratio.
Revolving Loans borrowings are available in U.S. Dollars, Euros, British Pound Sterling, and Canadian Dollars.
All remaining principal outstanding and accrued interest under the Revolving Credit Facility will be due and payable on September 2, 2026.
As of March 31, 2023, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 3.0x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which is the termination of the agreement.

On March 30, 2023, we entered into a €250.0 million Term Loan with certain affiliates of Angelo, Gordon & Co., L.P. (“AG Loan”). The net proceeds from the AG Loan were used to extinguish the €220.0 million Term Loan, to repay a portion of outstanding revolving borrowings under the Revolving Credit Facility, for working capital and general corporate purposes and to pay estimated fees and expenses.
The AG Loan will mature on March 23, 2029. Interest on the AG Loan accrues at the rate of 11.25% per annum and is payable quarterly in arrears on March 31, June 30, September 30, and December 31 each year, commencing on June 30, 2023.
The AG Loan is prepayable, in whole or in part, at any time at the prepayable premium specified in the Term Loan Agreement. Prior to September 30, 2024, we may prepay some or all of the AG Loan at a "make-whole" premium as specified.
Under the terms of the AG Loan, we have pledged as collateral substantially all assets of our subsidiaries in Germany, Luxembourg, United Kingdom, Malta and Switzerland, as well as, on a second lien basis, the domestic and Canadian assets that secure the Revolving Credit Facility.
All covenants contained in the AG Loan agreement are substantially consistent with the Credit Agreement.
On October 25, 2021, we issued $500.0 million aggregate principal amount of 4.750% senior notes due 2029 (the “Notes”). The Notes are guaranteed on a senior unsecured basis, jointly and severally, by each of our existing and future domestic restricted subsidiaries that guarantees our obligations under the Credit Agreement, and/or certain other indebtedness.
The Notes were issued pursuant to an indenture dated as of October 25, 2021 (the “Base Indenture”), as supplemented by the supplemental indenture dated as of October 25, 2021 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”) among the Company, certain subsidiaries of the Company party thereto, as guarantors, and Wilmington Trust, National Association, as trustee.
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
The Notes are redeemable, in whole or in part, at any time at the redemption prices specified in the Indenture. Prior to November 15, 2024, we may redeem some or all of the Notes at a "make-whole" premium as specified in the Indenture.
The Notes contain various covenants customary to indebtedness of this nature, including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Credit Agreement at maturity or a default under the Credit Agreement that accelerates the debt outstanding thereunder. As of March 31, 2023, we met all of the requirements of our debt covenants.
Glatfelter Gernsbach GmbH (“Gernsbach”), a wholly-owned subsidiary of ours, entered into a series of borrowing agreements with IKB Deutsche Industriebank AG, Düsseldorf (“IKB”). Each of the borrowings require quarterly repayments of principal and interest and provide for representations, warranties and covenants customary for financings of these types. The financial covenants of these borrowings are calculated by reference to the Credit Agreement. These borrowings were fully extinguished on March 14, 2023.
In 2021, Gernsbach also entered into two fixed-rate non-amortizing term loans with certain financial institutions. Similar to the IKB loans discussed above, the financial covenants of these borrowings are calculated by reference to the Credit Agreement. On February 28, 2023, one of these term loans for €20.0 million was fully extinguished. The remaining term loan has a principal balance of $4.0 million and matures in March 2024.
Aggregated unamortized deferred debt issuance costs incurred in connection with all of our outstanding debt totaled $18.7 million at March 31, 2023. The deferred costs are being amortized on a straight-line basis over the life of the underlying instruments. Amortization expense related to deferred debt issuance costs totaled $2.2 million, $1.9 million and $0.9 million in 2023, 2022 and 2021, respectively.
The following schedule sets forth the amortization of our term loan agreements together with the maturity of our other long-term debt during the indicated year.

In thousands
2023	$2,966
2024	989
2025	—
2026	104,400
2027	—
Thereafter	766,438

Glatfelter Corporation guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.
As of March 31, 2023 and March 31, 2022, we had $5.4 million and $6.7 million, respectively, of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our Revolving Credit Facility, provide financial assurances for the performance of long-term monitoring activities associated with the Fox River environmental matter and for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

16.FAIR VALUE OF FINANCIAL INSTRUMENTS
The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their respective fair value. The following table sets forth carrying value and fair value of long-term debt:

	March 31, 2023		December 31, 2022
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, due Sep. 2026	$104,400	$104,400	$118,685	$118,685
4.750% Senior Notes, due Oct. 2029	500,000	330,625	500,000	301,250
11.25% Term loan, due Mar 2029	266,438	271,705	—	—
Term loan, due Feb. 2024	—	—	193,588	188,998
2.05% Term Loan, due Mar. 2023	—	—	1,423	1,418
1.30% Term Loan, Jun. 2023	—	—	762	754
1.55% Term Loan, due Sep. 2025	—	—	3,594	3,430
1.10% Term Loan, due Mar. 2024	3,955	3,861	4,848	4,721
0.57% Term Loan, due Jul. 2023	—	—	21,332	20,932
Total	$874,793	$710,591	$844,232	$640,188
The values set forth above are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 17.

17.FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES
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
Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of March 31, 2023, the maturity of currency forward contracts ranged from one month to 18 months.
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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	March 31, 2023	December 31, 2022
Derivative
Sell/Buy - sell notional
Euro / British Pound	14,990	18,961
U.S. Dollar / British Pound	27,204	34,501
U.S. Dollar / Euro	91	824

Sell/Buy - buy notional
Euro / Philippine Peso	879,092	1,030,114
British Pound / Philippine Peso	910,029	1,144,839
Euro / U.S. Dollar	82,901	78,435
U.S. Dollar / Canadian Dollar	29,987	36,423
On June 15, 2022, we terminated a €180 million notional value floating-to-fixed interest rate swap agreement with certain financial institutions that was entered into in October 2019 and was to mature in December 2022. During the life of the swap, we paid a fixed interest rate of the applicable margin plus 0.0395% on €180 million of the underlying variable rate term loan. We received the greater of 0.00% or the EURIBOR-rate. At termination, we recognized a deferred gain of $0.4 million that will be amortized into interest expense through December 2022.
Derivatives Designated as Hedging Instruments – Net Investment Hedge The €220 million Term Loan discussed in Note 15 – “Long-Term Debt” is designated as a net investment hedge of our Euro functional currency foreign subsidiaries. During the first three months of 2023 and 2022, we recognized a pre-tax loss of $3.7 million and a pre-tax gain of $2.4 million, respectively, on the remeasurement of the term loan from changes in currency exchange rates. Such amounts are recorded as a component of Other Comprehensive Income (Loss).
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
The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	March 31, 2023	December 31, 2022
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	28,100	28,600
British Pound / Euro	1,410	2,800
British Pound / Swiss Franc	2,700	2,535
Euro / U.S. Dollar	10,000	9,630

Sell/Buy - buy notional
Euro / U.S. Dollar	7,700	2,900
British Pound / Euro	13,700	15,950
Swiss Franc / Euro	2,560	2,250
Swiss Franc / U.S. Dollar	1,720	930
Chinese Yuan / U.S. Dollar	4,330	4,400
These contracts have maturities of one month from the date originally entered into.
Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$657	$1,795	$1,068	$2,368

Not designated as hedging:
Forward foreign currency exchange contracts	$582	797	$383	$317
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
The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended March 31,
In thousands	2023	2022
Designated as hedging:
Forward foreign currency exchange contracts:
Cost of products sold	$(918)	$(1,072)
Interest expense	—	20

Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$(234)	$440
The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance-sheet item.
A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss), before taxes, is as follows:

In thousands	2023	2022
Balance at January 1,	$242	$2,889
Deferred gains on cash flow hedges	1,021	1,076
Reclassified to earnings	(918)	1,052
Balance at March 31,	$345	$5,017
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

18.COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS
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

Cost estimates Our remaining obligations under the OU1 consent decree consist of long-term monitoring and maintenance. Furthermore, we are primarily responsible for long-term monitoring and maintenance in OU2-OU4a over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. In 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. We are obligated to make the regular payments under that fixed-price contract until the remaining amount due is less than the OU1 escrow account balance. We are permitted to pay for this contract using the remaining balance of the escrow account established by us and WTM I Company (“WTM I”) another PRP, under the OU1 consent decree during any period that the balance in the escrow account exceeds the amount due under our fixed-price contract. As of March 31, 2023, the balance in the escrow is less than amounts due under the fixed-price contract by approximately $1.1 million. Our obligation to pay this difference is secured by a letter of credit.
At March 31, 2023, the escrow account balance totaled $8.9 million which is included in the condensed consolidated balance sheet under the caption “Other assets.”
Under the consent decree, we are responsible for reimbursement of government oversight costs paid from October 2018 and later over approximately the next 30 years. We anticipate that oversight costs will decline as activities at the site have transitioned from remediation to long-term monitoring and maintenance.
Reserves for the Site Our reserve for past and future government oversight costs and long-term monitoring and maintenance totaled $14.4 million at March 31, 2023, of which $2.1 million is recorded in the accompanying March 31, 2023 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $12.3 million is recorded under the caption “Other long-term liabilities.”
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

19.SEGMENT INFORMATION
The following tables set forth financial and other information by segment for the period indicated:

	Three months ended March 31,
Dollars in thousands	2023	2022
Net Sales
Airlaid Material	$159,441	$149,464
Composite Fibers	132,591	135,829
Spunlace	86,723	96,387
Inter-segment sales elimination	(547)	—
Total	$378,208	$381,680

Operating income (loss)
Airlaid Material	$13,914	$12,221
Composite Fibers	6,127	(335)
Spunlace	(2,023)	(1,572)
Other and unallocated	(11,905)	(126,203)
Total	$6,113	$(115,889)

Depreciation and amortization
Airlaid Material	$7,686	$7,629
Composite Fibers	3,965	6,519
Spunlace	3,092	2,914
Other and unallocated	988	1,422
Total	$15,731	$18,484

Capital expenditures
Airlaid Material	$2,082	$3,468
Composite Fibers	3,663	6,127
Spunlace	2,701	2,085
Other and unallocated	1,054	668
Total	$9,500	$12,348

Tons shipped (metric)
Airlaid Material	39,827	43,052
Composite Fibers	24,818	28,211
Spunlace	16,420	20,736
Total	81,065	91,999
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report on Form 10-K ("2022 Form 10-K").
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
RESULTS OF OPERATIONS
Three months ended March 31, 2023 versus the three months ended March 31, 2022
Overview For the first three months of 2023, we reported a loss from continuing operations of $13.2 million, or $0.29 per share compared with a loss of $108.3 million or $2.42 per share in the year earlier period. The following table sets forth summarized consolidated results of operations:

	Three months ended March 31,
In thousands, except per share	2023	2022
Net sales	$378,208	$381,680
Gross profit	36,214	31,665
Operating income (loss)	6,113	(115,889)
Continuing operations
Loss	(13,182)	(108,290)
Loss per share	(0.29)	(2.42)
Net loss	(13,584)	(108,327)
Loss per share	(0.30)	(2.42)
The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect the impact of a number of significant items including debt refinancing, turnaround strategy costs, strategic initiatives, CEO transition costs, and cost optimization, among others. Our operating results for the first three months of 2023 reflect: i) improved operating profit by our Airlaid and Composite Fibers segments driven by price-cost gap improvements, ii) higher interest expense reflecting charges associated with the debt refinancing which included extinguishing our €220.0 million Term Loan, our IKB term loans and reduction in the revolver credit facility and iii) costs incurred related to our turnaround strategy.
In addition to the results reported in accordance with GAAP, we evaluate our performance using financial metrics not calculated in accordance with GAAP, including adjusted earnings and adjusted earnings before interest expense, interest income, income taxes, depreciation and amortization and stock-based compensation (“Adjusted EBITDA”). On an adjusted earnings basis, a non-GAAP measure, we had an adjusted loss from continuing operations of $5.9 million, or $0.13 per share for the first three months of 2023, compared with a loss of $6.2 million, or $0.14 per share, a year ago. Our Adjusted EBITDA, also a non-GAAP measure, was $24.8 million for the three months ended March 31, 2023 as compared to $23.0 million for the same period in 2022. We disclose this information to allow investors to evaluate our performance exclusive of certain items that impact the comparability of results from period to period and we believe it is helpful in understanding underlying operating trends and cash flow generation.
Adjusted earnings consists of net income determined in accordance with GAAP adjusted to exclude the impact of the following:
Goodwill and other asset impairment charges. This adjustment represents non-cash charges recorded to reduce the carrying amount of certain long-lived assets of our Dresden, Germany facility and goodwill of our Composite Fibers reporting segment.
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
Debt refinancing costs. Represents charges to write-off unamortized debt issuance costs in connection with the extinguishment of the Company’s €220.0 million Term Loan and IKB loans, as well as, the amendment to the Company's credit facility. These costs also include an early repayment penalty related to the extinguishment of the IKB loans.
CEO transition costs.This adjustment reflects a non-cash pension settlement charge associated with the separation of our former CEO related to a lump-sum distribution made in Q1 2023 under the terms of his non-qualified pension plan agreement.
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
The following table sets forth the reconciliation of net loss to adjusted loss from continuing operations for the periods indicated:

	Three months ended March 31,
	2023		2022
In thousands, except per share	Amount	EPS	Amount	EPS
Net loss	$(13,584)	$(0.30)	$(108,327)	$(2.42)
Exclude: Loss from discontinued operations, net of tax	402	0.01	37	—
Loss from continuing operations	(13,182)	(0.29)	(108,290)	(2.42)
Adjustments (pre-tax):
Goodwill and other asset impairment charges (1)	—		117,349
Turnaround strategy costs (2)	4,483		—
Russia/Ukraine conflict charges (3)	—		3,948
Strategic initiatives (4)	730		1,835
Debt refinancing (5)	1,883		—
CEO transition costs (6)	633		—
Corporate headquarters relocation	—		88
Cost optimization actions (7)	—		941
Timberland sales and related costs	(617)		(2,962)
Total adjustments (pre-tax)	7,112		121,199
Income taxes (8)	(3)		(19,147)
Other tax adjustments (9)	207		79
Total after-tax adjustments	7,316	0.16	102,131	2.28
Adjusted loss from continuing operations	$(5,866)	$(0.13)	$(6,159)	$(0.14)

(1)Reflects goodwill impairment charge of $56.1 million and other asset impairment charges of $61.3 million recognized in Q1 2022.
(2)Reflects employee separation costs of $3.3 million and $1.2 million in professional fees.
(3)Reflects bad debt expense charges of $2.9 million and inventory reserves charges of $1.0 million recognized in Q1 2022.
(4)For 2023, reflects consulting and legal fees of $0.5 million, employee separation costs of $0.1 million, and other costs of $0.1 million. For 2022, reflects professional and legal fees of $1.3 million, employee separation costs of $0.3 million, and other costs of $0.2 million.
(5)Reflects $1.8 million of deferred debt issuance costs in connection with the Company’s new €250 million EUR Term loan, and $0.1 million in early repayment penalties and write-off of unamortized financing fees on the IKB loans.
(6)Reflects pension settlement charge related to former CEO's separation.
(7)Primarily reflects employee separation costs of $0.4 million, equipment write-down of $0.4 million and other costs of $0.1 million directly associated with closure of a synthetic fiber production facility in the U.K. recognized in Q1 2022.
(8)Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated. For items originating in the U.S., no tax effect is recognized due to the previously established valuation allowance on the net deferred tax assets.
(9)Tax effect of applying certain provisions of the CARES Act of 2020.

The following table sets forth the reconciliation of net loss to adjusted EBITDA for the periods indicated:

Adjusted EBITDA	Three months ended March 31,
In thousands	2023	2022

Net loss	$(13,584)	$(108,327)
Exclude: Loss from discontinued operations, net of tax	402	37
Add back: Taxes on continuing operations	3,694	(16,784)
Depreciation and amortization	15,731	18,484
Interest expense, net	12,323	7,845
EBITDA	18,566	(98,745)
Adjustments:
Goodwill and other asset impairment charges	—	117,349
Turnaround strategy costs	4,483	—
Russia/Ukraine conflict charges	—	3,948
Strategic initiatives	730	1,835
Debt refinancing	59	—
CEO transition costs	633	—
Corporate headquarters relocation	—	88
Share-based compensation	931	909
Cost optimization actions, excluding accelerated depreciation	—	589
Timberland sales and related costs	(617)	(2,962)
Adjusted EBITDA	$24,785	$23,011
EBITDA is a measure used by management to assess our operating performance and is calculated using income (loss) from continuing operations and excludes interest expense, interest income, income taxes, and depreciation and amortization. Adjusted EBITDA is calculated using EBITDA and further excludes certain items management considers to be unrelated to the company’s core operations. The adjustments include, among others, goodwill and other asset impairment charges, the costs of strategic initiatives, turnaround strategy costs, CEO transition costs, optimization costs, corporate headquarters relocation expenses, asset impairment charge, and share-based compensation expense, as well as the elimination of gains from sales of timberlands. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing operating performance.

Segment Financial Performance

	Three months ended March 31,
Dollars in thousands	2023	2022
Net Sales
Airlaid Material	$159,441	$149,464
Composite Fibers	132,591	135,829
Spunlace	86,723	96,387
Inter-segment sales elimination	(547)	—
Total	$378,208	$381,680

Operating income (loss)
Airlaid Material	$13,914	$12,221
Composite Fibers	6,127	(335)
Spunlace	(2,023)	(1,572)
Other and unallocated	(11,905)	(126,203)
Total	$6,113	$(115,889)

Depreciation and amortization
Airlaid Material	$7,686	$7,629
Composite Fibers	3,965	6,519
Spunlace	3,092	2,914
Other and unallocated	988	1,422
Total	$15,731	$18,484

Capital expenditures
Airlaid Material	$2,082	$3,468
Composite Fibers	3,663	6,127
Spunlace	2,701	2,085
Other and unallocated	1,054	668
Total	$9,500	$12,348

Tons shipped (metric)
Airlaid Material	39,827	43,052
Composite Fibers	24,818	28,211
Spunlace	16,420	20,736
Total	81,065	$91,999
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

Sales and Costs of Products Sold

	Three months ended March 31,
In thousands	2023	2022	Change
Net sales	$378,208	$381,680	$(3,472)
Costs of products sold	341,994	350,015	(8,021)
Gross profit	$36,214	$31,665	$4,549
Gross profit as a percent of Net sales	9.6%	8.3%
The following table sets forth the contribution to consolidated net sales by each segment:

	Three months ended March 31,
Percent of Total	2023	2022
Segment
Airlaid Materials	42.1%	35.6%
Composite Fibers	35.0	39.2
Spunlace	22.9	25.2
Total	100.0%	100.0%
Net sales totaled $378.2 million and $381.7 million in the first three months of 2023 and 2022, respectively. Net sales for Airlaid Materials and Composite Fibers increased by 8.9% and 2.0%, respectively, on a constant currency basis. The Spunlace segment'’s net sales decreased by 8.6% on a constant currency basis.

Airlaid Materials’ net sales increased $10.0 million in the year-over-year comparison mainly driven by higher selling prices from cost-pass-through arrangements with customers and pricing actions to recover significant inflation in raw materials and energy. Shipments were 7.5% lower mainly due to feminine hygiene and tabletop categories and currency translation was unfavorable by $3.4 million.

Airlaid Materials’ first quarter operating income of $13.9 million was $1.7 million higher when compared to the first quarter of 2022. Lower shipments were mostly offset by favorable mix, lowering results by $0.1 million. Selling price increases and energy surcharges of $20.5 million more than offset higher raw material and energy costs of $18.1 million. In the first three months of 2023, primary raw material input costs increased $16 million, or 21%, and energy costs increased $1 million, or 12%, compared to the first three months of 2022. The increase in primary raw material input costs was approximately in-line with broader market indices, however, energy costs, in general, increased higher than broader market indices due to our entering into certain forward purchases. We expect prices for both energy and raw materials to steadily decline in 2023. As of March 31, 2023, Airlaid Materials had approximately 77% of its net sales with contracts with pass-through provisions. Operations were unfavorable by $1.4 million mainly driven by lower production to manage customer demand as some customers slowed ordering patterns to manage inventory levels built up at the end of 2022 to avoid anticipated energy and supply chain disruptions in the beginning of 2023. The impact of currency and related hedging positively impacted earnings by $0.8 million. The primary drivers of the change in Airlaid Materials’ operating income are summarized in the following chart (presented in millions):

Composite Fibers’ net sales was $3.2 million lower in the first quarter of 2023, compared to the year-ago quarter as lower shipment of 12.0% and unfavorable currency translation of $5.9 million was partially offset by higher selling prices of $12.0 million.

Composite Fibers had operating income for the first quarter of $6.1 million compared with an operating loss of $0.3 million in the first quarter of 2022. Higher selling prices and energy surcharges more than offset the continued inflation in energy, raw material, and freight and was a net favorable benefit to results of $3.5 million. In the first three months of 2023, energy costs increased $1.6 million, or 6%, and primary raw material input costs increased $7.2 million, or 15%, compared to the first three months of 2022. The increase in primary raw material input costs was approximately in-line with broader market indices, however, energy costs, in general, increased higher than broader market indices due to our entering into certain forward purchases. We expect prices for both energy and raw materials to steadily decline in 2023. As of March 31, 2023, freight inflation reported as part of raw material, energy and other inflation slightly decreased as global supply chain disruptions experienced in 2022 significantly improved in 2023. Lower shipments negatively impacted income by $1.6 million as all product categories were down compared to same quarter last year reflecting softening demand from inflationary pressures and wallcover shipments additionally impacted by the Russia/Ukraine conflict. As of March 31, 2023, Composite Fibers had approximately 46% of its net sales with contracts with pass-through provisions. Operations was favorable $3.9 million mainly driven by headcount actions taken related to the turnaround strategy as well as lower energy consumption due to lower production volume to match customer demand. The impact of currency and related hedging positively impacted earnings by $0.6 million. The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart (presented in millions):
Spunlace’s net sales was $9.7 million lower in the first quarter of 2023, compared to the year-ago quarter as lower shipment of 20.8% and unfavorable currency translation of $1.4 million was partially offset by higher selling prices of $12.0 million.

Spunlace had an operating loss of $2.0 million in the first quarter of this year compared with an operating loss of $1.6 million in the first quarter of 2022. Higher selling prices and energy surcharges fully offset the higher raw material and energy costs favorably impacting earnings by $3.2 million. In the first three months of 2023, primary raw material input costs increased $10 million, or 18%, and energy costs decreased $1 million, or 11%, compared to the first three months of 2022. The increase in primary raw material input costs was approximately in-line with broader market indices. We expect prices for both energy and raw materials to decline in 2023. Volume was unfavorable $2.2 million driven by lower shipments in almost all categories. As of March 31, 2023, Spunlace had approximately 39% of its net sales with contracts with pass-through provisions. Operations was unfavorable $1.2 million mainly driven by lower production but partially offset by headcount actions taken in 2022 to improve segment profitability. The impact of currency negatively impacted earnings by $0.2 million. The primary drivers of the change in Spunlace’s operating income are summarized in the following chart (presented in millions):
Asset Impairment During the first quarter of 2022, in connection with an assessment of potential impairment of long-lived and indefinite-lived intangible assets stemming from the compounding impacts resulting from the Russia/Ukraine military conflict and related sanctions, we recorded a $117.3 million non-cash asset impairment charge related to Composite Fibers' Dresden facility and an impairment of Composite Fibers' goodwill. Dresden is a single-line facility that produces wallcover base paper, the majority of which is directly sold into the Russian and Ukrainian markets. As a direct result of the economic impacts from the conflict, and the disruptions in the underlying financial systems and restrictions on our ability to export wallcover base paper to Russia due to related sanctions, management expected a significant reduction in wallcover revenues and associated cash flows for the foreseeable future. In addition, the conflict impacted other Composite Fibers products that are also subject to export sanctions into this region, and continued to significantly impact energy prices. We do not expect significant sales to customers in this region for the foreseeable future as a result of the military conflict, its impact on Ukrainian customers, and the economic sanctions on sales of certain products to customers in Russia. Accordingly, a charge was recorded to reduce the carrying value of the Dresden fixed assets and intangible assets (technological know-how, customer relationships, and an indefinite-lived trade name), along with Composite Fiber's goodwill to fair value.
In addition, as a result of economic sanctions and disruptions to the financial markets, certain customers were not able to satisfy outstanding accounts receivables. As such, during the first quarter of 2022, we recognized bad debt expense of approximately $2.9 million directly related to Russian and Ukrainian customers which is included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income. Furthermore, during the quarter of 2022, we increased inventory reserves by approximately $1.0 million, primarily related to wallcover products. The charge related to inventory reserves is included in “Cost of products sold” in the accompanying condensed consolidated statements of income. Substantially all other products which we will no longer be able to export to Russia due to sanctions can be sold to existing customers outside the Russia/Ukraine region.
Other and Unallocated The amount of net operating expenses not allocated to an operating segment, and reported as “Other and Unallocated” in our table of Segment Financial Performance, totaled $11.9 million in the first three months of 2023 compared with $126.2 million in the same period a year ago. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the first three months of 2023 increased $2.3 million compared to the same period in 2022 mainly driven by higher incentive accruals and professional services costs.

Income taxes For the three months ended March 31, 2023, we recorded a $3.7 million income tax provision on a pretax loss of $9.5 million from continuing operations. The comparable amounts for 2022 were $16.8 million income tax benefit on a pre-tax loss of $125.1 million. The income tax provision in both periods reflects valuation allowances recorded for the operating losses in the U.S. and certain foreign jurisdictions for which no income tax benefit was recorded. The income tax benefit in 2022 also includes deferred tax benefits associated with the asset impairment charges and related bad debt and inventory reserves.
Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom, Spain, and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany, France and Spain, it is the euro, in the UK, it is the British pound sterling, and in the Philippines the functional currency is the peso. On an annual basis, our euro denominated net sales exceeds euro expenses by an estimated €190 million. For the first three months of 2023, the average currency exchange rate was 1.07 dollar/euro compared with 1.12 in the same period of 2022. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first three months of 2023.

In thousands	Three months ended March 31,
Favorable (unfavorable)
Net sales	$(10,650)
Costs of products sold	11,157
SG&A expenses	717
Income taxes and other	51
Net loss	$1,275
The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2023 were the same as 2022. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.
LIQUIDITY AND CAPITAL RESOURCES
Our business requires significant expenditures for new or enhanced equipment, to support our research and development efforts, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Three months ended March 31,
In thousands	2023	2022
Cash, cash equivalents and restricted cash at the beginning of period	$119,162	$148,814
Cash provided (used) by
Operating activities	(30,632)	(66,240)
Investing activities	(8,787)	(7,801)
Financing activities	15,179	16,281
Effect of exchange rate changes on cash	1,266	(748)
Change in cash and cash equivalents from discontinued operations	(11)	(108)
Net cash used	(22,985)	(58,616)
Cash, cash equivalents and restricted cash at the end of period	96,177	90,198
Less: restricted cash in Prepaid and other current assets	(3,600)	(2,000)
Less: restricted cash in Other assets	(3,936)	(7,746)
Cash and cash equivalents at the end of period	$88,641	$80,452
At March 31, 2023, we had $88.6 million in cash and cash equivalents (“cash”) held by both domestic and foreign subsidiaries. Approximately 86.7% of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes.
Cash used by operating activities in the first three months of 2023 totaled $30.6 million compared with $66.2 million in the same period a year ago. The decrease in cash used was primarily due to a decrease in working capital usage of approximately $35.0 million, primarily accounts receivable, which was driven by higher accounts receivables in Q1 2022 due to higher selling prices to offset raw material and energy inflation, a $6.6 million decrease in income taxes paid due to higher Canadian income taxes and withholding tax in Q1 2022 and a U.K. income tax refund in Q1 2023 partially offset by a $3.5 million increase in interest paid and a $5.8 million lump-sum payment in Q1 2023 to our former CEO under the terms of his non-qualified pension plan.
Net cash used by investing activities was $8.8 million compared with $7.8 million in the same period a year ago. Capital expenditures totaled $9.5 million and $12.3 million for the three months ended March 31, 2023 and 2022, respectively. Capital expenditures are expected to total between $35 million and $40 million, including $4 to $5 million for Spunlace integration, in 2023.
Net cash provided by financing activities totaled $15.2 million in the first three months of 2023 compared with $16.3 million in the same period of 2022. The change in financing activities primarily reflects the new €250.0 million Term Loan we entered into in which the proceeds were used to fully extinguish the €220.0 million Term Loan, the IKB term loans and reduced the revolving credit facility balance. In 2022, we used borrowings under the revolving credit facility for working capital and other operating expenditures.
As discussed in Item 1 - Financial Information, Note - 15, our Credit Agreement contains a number of customary compliance covenants. As of March 31, 2023, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 3.0x, well within the maximum limit allowed under our Credit Agreement. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement and the Term loan. As discussed in Note 15 - “Long Term Debt,” on March 30, 2023, we amended our Credit Agreement to permit the maximum leverage ratio (calculated as consolidated senior secured debt to consolidated adjusted EBITDA) to be 4.25 to 1.0 through the quarter ended December 31, 2024, stepping down to 4.0 to 1.0 at March 31, 2025, and 3.50 to 1.0 at March 31, 2026.
Details of our outstanding long-term indebtedness are set forth under Item 1 - Financial Statements – Note 15 -“Long-Term Debt."
Financing activities include cash used for common stock dividends. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. In the third quarter of 2022, our Board of Directors suspended the Company’s quarterly cash dividend to focus efforts on optimizing the operational and financial results of the business. As such, we paid no cash dividends in the first three months of 2023. In the first three months of 2022, we paid $6.2 million of cash for dividends on our common stock.
We are subject to various federal, state and local laws and regulations intended to protect the environment, as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.
At March 31, 2023, we had ample liquidity consisting of $88.6 million of cash on hand and $140.7 million of capacity under our revolving credit facility. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt.
On April 13, 2023, our credit rating from Moody’s Investor Service was upgraded to B3, in part due to our successful refinancing of our €220.0 million Term Loan with the €250.0 million AG Loan as discussed in Note 15 - “Long Term Debt,”. In October 2022, our credit rating was downgraded by S&P Global Ratings to CCC+ based on its latest assessment of our business, and no further action has been taken to date. Although the Moody’s Investor Service ratings upgrade action is positive, it does not impact our current interest costs, or reduce the possibility of default on any of our debt.
Off-Balance-Sheet Arrangements As of March 31, 2023 and December 31, 2022, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					March 31, 2023
In thousands, except percentages	2023	2024	2025	2026	2027	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At variable interest rates	$298,791	$104,400	$104,400	$70,363	$—	$104,400	$104,400
At fixed interest rates	786,702	767,427	766,438	766,438	766,438	770,393	606,191
						$874,793	$710,591
Weighted-average interest rate
On variable rate debt	3.33%	7.41%	7.41%	4.99%	—%
On fixed rate debt	5.91%	7.00%	7.01%	7.01%	7.01%
Our market risk exposure primarily results from changes in interest rates and currency exchange rates. The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of March 31, 2023. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
At March 31, 2023, we had $874.8 million of long-term debt, of which $104.4 was at variable interest rates. Variable-rate debt represents borrowings under our credit agreement that accrues interest based on one-month U.S. Dollar LIBOR or one-month Euro LIBOR indexes, but in no event less than zero, plus the applicable margin. At March 31, 2023, the weighted-average interest rate paid was equal to 7.41%. A hypothetical 100 basis point increase in the interest rate on variable rate debt would increase annual interest expense by $1.0 million. In the event rates are 100 basis points lower, interest expense would be $1.0 million lower.
We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. On an annual basis, our euro denominated revenue exceeds euro expenses by an estimated €190 million. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, particularly with respect to the euro, we are exposed to changes in currency exchange rates and such changes could be significant.
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
Critical Accounting Policies and Significant Estimates
The preceding discussion and analysis of our consolidated financial position and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to long-lived assets, environmental liabilities, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe that our policies for long- and indefinite-lived assets, environmental liabilities and income taxes represent the most significant and subjective estimates used in the preparation of our consolidated financial statements and are therefore considered our critical accounting policies and estimates.
During the three months ended March 31, 2023, there were no changes in our critical accounting policies or estimates. See Note 2 — Accounting Policies, of the Condensed Consolidated Financial Statements included elsewhere in this Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, for additional information regarding our critical accounting policies.
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

The fair value of our reporting units, which are also our operating segments, is determined using a market approach and a discounted cash flow model. Our evaluations include a variety of qualitative factors and analyses based on estimates of future cash flows expected to be generated from the use of the underlying assets, trends or other determinants of fair value. If the value of an asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. In 2022, all the goodwill of our Composite Fibers and Spunlace operating segments was fully impaired. Our Airlaid Materials segment’s fair value substantially exceeded its carrying value at the time of its last valuation performed in connection with the last annual impairment test in the fourth quarter of 2022. Airlaid Material’s fair value, as well as the asset groups within each of our operating segment, could be impacted by factors such as unexpected changes in inflation, significant disruptions in the delivery of energy to our sites, particularly in Europe, among other factors. Future adverse changes such as these or in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures Our Chief Executive Officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1B. LEGAL PROCEEDINGS

See the discussion of legal proceedings contained in Note 18 - “Commitments, Contingencies and Legal Proceedings” to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished herewith or incorporated by reference as indicated.

Incorporated by reference to
3.1	Glatfelter Corporation Amended and Restated By-Laws (Amended and Restated as of April 5, 2023)	Ex. 3.1 to Form 8-K filed April 5, 2023
10.1	Commitment Letter for Term Loan with Angelo, Gordon & Co., L.P.	Ex. 10.1 to Form 8-K filed February 21, 2023
10.2	Second Amendment to Fourth Amended and Restated Credit Agreement	Ex. 10.1 to Form 8-K filed March 31, 2023
10.3	Term Loan Credit Agreement with Angelo, Gordon & Co., L.P.	Ex. 10.2 to Form 8-K filed March 31, 2023
10.4	Offer Letter to Boris Illetschko as Chief Operating Officer
31.1	Certification of Thomas M. Fahnemann, President and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Ramesh Shettigar, Senior Vice President, Chief Financial Officer and Treasurer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Thomas M. Fahnemann, President and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.
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

May 4, 2023

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance and Chief Accounting Officer
(Principal accounting officer)