Form 10-Q
period 2023-06-30
Glatfelter Corp
filed 2023-08-03
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
Common Stock outstanding on July 28, 2023 totaled 45,045,910 shares.

GLATFELTER CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarterly Period Ended
June 30, 2023

PART I
Item 1 – Financial Statements
GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share	2023	2022	2023	2022

Net sales	$357,005	$363,963	$735,213	$745,643
Costs of products sold	338,872	326,566	680,866	676,581
Gross profit	18,133	37,397	54,347	69,062
Selling, general and administrative expenses	28,639	28,400	59,384	61,566
Goodwill and other asset impairment charges	—	—	—	117,349
Gains (losses) on dispositions of plant, equipment and timberlands, net	(21)	73	(665)	(2,888)
Operating income (loss)	(10,485)	8,924	(4,372)	(106,965)
Non-operating income (expense)
Interest expense	(17,261)	(7,672)	(29,855)	(15,534)
Interest income	559	38	830	55
Other, net	(3,045)	(455)	(6,323)	(1,795)
Total non-operating expense	(19,747)	(8,089)	(35,348)	(17,274)
Income (loss) from continuing operations before income taxes	(30,232)	835	(39,720)	(124,239)
Income tax provision (benefit)	6,399	3,295	10,093	(13,489)
Loss from continuing operations	(36,631)	(2,460)	(49,813)	(110,750)

Discontinued operations:
Income (loss) before income taxes	(309)	408	(711)	371
Income tax provision	—	—	—	—
Income (loss) from discontinued operations	(309)	408	(711)	371
Net loss	$(36,940)	$(2,052)	$(50,524)	$(110,379)

Basic earnings per share
Loss from continuing operations	$(0.82)	$(0.05)	$(1.11)	$(2.47)
Income (loss) from discontinued operations	(0.01)	0.01	(0.02)	0.01
Basic loss per share	$(0.83)	$(0.04)	$(1.13)	$(2.46)

Diluted earnings per share
Loss from continuing operations	$(0.82)	$(0.05)	$(1.11)	$(2.47)
Income (loss) from discontinued operations	(0.01)	0.01	(0.02)	0.01
Diluted loss per share	$(0.83)	$(0.04)	$(1.13)	$(2.46)

Weighted average shares outstanding
Basic	45,041	44,841	44,999	44,775
Diluted	45,041	44,841	44,999	44,775
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
In thousands	2023	2022	2023	2022
Net loss	$(36,940)	$(2,052)	$(50,524)	$(110,379)

Foreign currency translation adjustments	2,820	(28,675)	9,483	(39,590)
Net change in:
Deferred gains (losses) on derivatives, net of taxes of $96, $(2,029), $149 and $(2,629), respectively	(11)	8,534	146	8,177
Unrecognized retirement obligations, net of taxes of $(3), $(49), $(4) and $(101), respectively	18	152	670	304
Other comprehensive income (loss)	2,827	(19,989)	10,299	(31,109)
Comprehensive loss	$(34,113)	$(22,041)	$(40,225)	$(141,488)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

In thousands	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$53,864	$110,660
Accounts receivable, net	189,628	195,665
Inventories	314,673	309,436
Prepaid expenses and other current assets	56,329	63,723
Total current assets	614,494	679,484

Plant, equipment and timberlands, net	670,347	675,811
Goodwill	106,495	105,195
Intangible assets, net	106,043	108,670
Other assets	79,184	78,193
Total assets	$1,576,563	$1,647,353

Liabilities and Shareholders' Equity
Current portion of long-term debt	$2,963	$40,435
Short-term debt	7,238	11,422
Accounts payable	161,148	217,625
Environmental liabilities	2,000	2,200
Other current liabilities	89,539	88,724
Total current liabilities	262,888	360,406

Long-term debt	853,025	793,252
Deferred income taxes	56,621	54,388
Other long-term liabilities	125,191	121,303
Total liabilities	1,297,725	1,329,349

Commitments and contingencies

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	57,945	60,663
Retained earnings	448,339	498,863
Accumulated other comprehensive loss	(87,596)	(97,895)
	419,232	462,175
Less cost of common stock in treasury	(140,394)	(144,171)
Total shareholders’ equity	278,838	318,004
Total liabilities and shareholders’ equity	$1,576,563	$1,647,353
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
In thousands	2023	2022
Operating activities
Net loss	$(50,524)	$(110,379)
Loss (income) from discontinued operations, net of taxes	711	(371)
Adjustments to reconcile to net cash used by continuing operations:
Depreciation, depletion and amortization	31,701	34,936
Amortization of debt issue costs and original issue discount	3,281	963
Pension settlement charge	633	—
Goodwill and other asset impairment charges	—	117,349
Russia/Ukraine conflict charges	—	3,948
Deferred income tax expense (benefit)	959	(22,186)
Gains on dispositions of plant, equipment and timberlands, net	(665)	(2,888)
Share-based compensation	1,307	2,419
Change in operating assets and liabilities:
Accounts receivable	4,180	(52,936)
Inventories	(1,656)	(45,148)
Prepaid and other current assets	7,418	3,472
Accounts payable	(58,129)	9,516
Accruals and other current liabilities	3,633	(16,910)
Other	4,130	(1,320)
Net cash used by operating activities from continuing operations	(53,021)	(79,535)
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(17,458)	(22,697)
Proceeds from disposals of plant, equipment and timberlands, net	735	3,173
Acquisition, net of cash acquired	—	1,413
Other	—	(25)
Net cash used by investing activities from continuing operations	(16,723)	(18,136)
Financing activities
Proceeds from term loan	262,273	—
Repayment of term loans	(226,451)	(23,793)
Net borrowings (repayments) under revolving credit facility	(14,988)	72,176
Payments of borrowing costs	(10,071)	(1,102)
Payments of dividends	—	(12,498)
Payments related to share-based compensation awards and other	(248)	(1,237)
Net cash provided by financing activities from continuing operations	10,515	33,546
Effect of exchange rate changes on cash	1,096	(3,587)
Net decrease in cash, cash equivalents and restricted cash	(58,133)	(67,712)
Decrease in cash, cash equivalents and restricted cash from discontinued operations	(428)	(231)
Cash, cash equivalents and restricted cash at the beginning of period	119,162	148,814
Cash, cash equivalents and restricted cash at the end of period	60,601	80,871
Less: restricted cash in Prepaid expenses and other current assets	(3,600)	(2,000)
Less: restricted cash in Other assets	(3,137)	(7,395)
Cash and cash equivalents at the end of period	$53,864	$71,476

Supplemental cash flow information
Cash paid for:
Interest	$27,001	$15,879
Income taxes, net	4,109	14,699
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

In thousands	Common stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at April 1, 2023	$544	$59,256	$485,279	$(90,423)	$(142,069)	$312,587
Net loss			(36,940)			(36,940)
Other comprehensive income				2,827		2,827
Comprehensive loss						(34,113)
Share-based compensation expense		376				376
Delivery of treasury shares:
RSUs and PSAs		(1,687)			1,675	(12)
Balance at June 30, 2023	$544	$57,945	$448,339	$(87,596)	$(140,394)	$278,838

Balance at April 1, 2022	$544	$61,873	$591,012	$(91,424)	$(145,272)	$416,733
Net loss			(2,052)			(2,052)
Other comprehensive loss				(19,989)		(19,989)
Comprehensive loss						(22,041)
Cash dividends declared ($0.14 per share)			(6,273)			(6,273)
Share-based compensation expense		1,510				1,510
Delivery of treasury shares:
RSUs and PSAs		(828)			821	(7)
Balance at June 30, 2022	$544	$62,555	$582,687	$(111,413)	$(144,451)	$389,922

Balance at January 1, 2023	$544	$60,663	$498,863	$(97,895)	$(144,171)	$318,004
Net loss			(50,524)			(50,524)
Other comprehensive income				10,299		10,299
Comprehensive loss						(40,225)
Share-based compensation expense		1,307				1,307
Delivery of treasury shares:
RSUs and PSAs		(4,025)			3,777	(248)
Balance at June 30, 2023	$544	$57,945	$448,339	$(87,596)	$(140,394)	$278,838

Balance at January 1, 2022	$544	$64,779	$705,600	$(80,304)	$(147,857)	$542,762
Net loss			(110,379)			(110,379)
Other comprehensive loss				(31,109)		(31,109)
Comprehensive loss						(141,488)
Cash dividends declared (0.14 per share)			(12,534)			(12,534)
Share-based compensation expense		2,419				2,419
Delivery of treasury shares:
RSUs and PSAs		(4,643)			3,406	(1,237)
Balance at June 30, 2022	$544	$62,555	$582,687	$(111,413)	$(144,451)	$389,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.ORGANIZATION
Glatfelter Corporation and subsidiaries ("Glatfelter") is a leading global supplier of engineered materials with a strong focus on innovation and sustainability. Glatfelter's high quality, technology-driven, innovative, and customizable nonwovens solutions can be found in products that are Enhancing Everyday Life®. These include personal care and hygiene products, food and beverage filtration, critical cleaning products, medical and personal protection, packaging products, as well as home improvement and industrial applications. Headquartered in Charlotte, NC, our 2022 net sales were $1.5 billion. At December 31, 2022, we employed approximately 3,250 employees worldwide. Glatfelter’s operations utilize a variety of manufacturing technologies including airlaid, wetlaid, and spunlace with sixteen manufacturing sites located in the United States, Canada, Germany, the United Kingdom, France, Spain, and the Philippines. The Company has sales offices in all major geographies serving customers under the Glatfelter and Sontara brands. Additional information about Glatfelter may be found at www.glatfelter.com. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to Glatfelter Corporation and subsidiaries unless the context indicates otherwise.

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

3.REVENUE
The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended June 30,		Six months ended June 30,
In thousands	2023	2022	2023	2022
Revenue by product category

Airlaid Materials
Feminine hygiene	$51,882	$56,943	$110,127	$116,255
Specialty wipes	45,535	37,908	90,329	75,003
Tabletop	31,778	26,771	62,193	57,518
Food pads	3,361	3,475	6,901	6,951
Home care	6,781	5,513	14,140	11,798
Adult incontinence	7,063	6,260	14,422	12,989

Other	6,111	6,838	13,840	12,658
	152,511	143,708	311,952	293,172
Composite Fibers
Food & beverage	70,755	74,465	149,699	149,688
Wallcovering	19,570	9,902	35,727	25,733
Technical specialties	20,542	18,603	41,995	41,739
Composite laminates	8,818	11,570	17,801	22,867
Metallized	6,040	8,798	13,094	19,140
	125,725	123,338	258,316	259,167
Spunlace
Consumer wipes	34,759	39,549	72,868	85,706
Critical cleaning	17,584	27,783	46,733	52,061
Health care	16,808	15,434	27,183	29,039
Hygiene	5,034	6,233	10,694	12,146
High performance	4,608	4,018	7,817	8,130
Beauty care	627	3,900	848	6,222
	79,420	96,917	166,143	193,304

Inter-segment sales elimination	(651)	—	(1,198)	—
Total	$357,005	$363,963	$735,213	$745,643

Revenue by geography

Airlaid Materials
Americas	$85,492	$77,608	$175,329	$158,521
Europe, Middle East and Africa	63,519	63,355	129,510	126,491
Asia Pacific	3,500	2,745	7,113	8,160
	152,511	143,708	311,952	293,172
Composite Fibers
Americas	32,416	42,077	66,628	80,053
Europe, Middle East and Africa	72,680	59,868	146,530	133,472
Asia Pacific	20,629	21,393	45,158	45,642
	125,725	123,338	258,316	259,167
Spunlace
Americas	50,001	54,985	103,153	110,469
Europe, Middle East and Africa	23,289	30,245	48,352	60,070
Asia Pacific	6,130	11,687	14,638	22,765
	79,420	96,917	166,143	193,304

Inter-segment sales elimination	(651)	—	(1,198)	—
Total	$357,005	$363,963	$735,213	$745,643

4.CLOSURE OF OBER-SCHMITTEN, GERMANY FACILITY
In the second quarter of 2023, we announced our plans to close Composite Fibers’ Ober-Schmitten, Germany facility as part of the Company’s turnaround strategy that aimed at improving financial performance of the Company’s overall business. Pending the completion of negotiations with the Ober-Schmitten Economic Committee and Works Council (“Works Council”), we expect to cease operations at the site during the third quarter of 2023 with some final finishing, shipping wind-down and decommissioning to follow. In connection with the planned closure, we recognized the following costs which are included in our condensed consolidated statements of income:

	Three months ended June 30,	Six months ended June 30,
In thousands	2023	2023
Severance and benefit continuation	10,368	10,368
Other costs	424	373
Total	$10,792	$10,741
The Company now estimates that it will incur approximately $10.4 million of cash expenses in connection with employee severance and benefit costs associated with the termination of the employees at the Facility and has recognized an expense for this amount included in “Cost of Goods Sold” in its condensed consolidated financial statements for the three and six months ended June 30, 2023. This estimate is based on the Company’s estimate of the cost of the current proposed compromise of interest and social plan made to the Works Council. As negotiations between the Company and the Works Council have not been finalized, the total amount of severance and benefit continuation costs that will ultimately be recognized is subject to change until such time as negotiations with the local works council are concluded. The accrued and unpaid severance and benefit continuation totaled approximately $10.4 million as of June 30, 2023.

The Company has also recognized other shutdown related costs at the Facility, related to potential contract termination costs, site closure costs, and other associated costs, and the Company expects that it will continue to incur other shutdown related costs. The Company has recognized such other costs of approximately $0.4 million, which are predominately non-cash expenses and included in “Selling, general & administrative expenses” in its condensed consolidated financial statements for the three and six months ended June 30, 2023. The Company is currently unable to make a good faith determination of an estimate of the amount or range of the amounts of the charges expected to be recorded in connection with other major types of cost associated with the closure (such as contract termination costs and other associated costs) or the amount or range of amounts of such charges that will result in future cash expenditures.

5.GAINS ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS
The following table sets forth sales of timberlands and other assets completed during the first six months of 2023 and 2022:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2023
Timberlands	216	$630	$617
Other	n/a	105	48
Total		$735	$665

2022
Timberlands	790	$3,130	$2,962
Other	n/a	43	(74)
Total		$3,173	$2,888

6.GOODWILL AND OTHER ASSET IMPAIRMENT
No impairment charges were recognized during the first six months of 2023.

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
The following table summarizes the impairment charges recorded during the six months ended June 30, 2023 and 2022, respectively, in the accompanying condensed consolidated statements of income under the caption “Goodwill and other asset impairment charges:”

In thousands	2023	2022
Plant, property and equipment	$—	$27,619
Technological know-how	—	18,443
Customer relationships	—	11,695
Tradename	—	3,530
Goodwill	—	56,062
Total	$—	$117,349
The fair value of the underlying assets was estimated using discounted cash flow models, independent appraisals and similar methods, all of which are Level 3 fair value classification.

7.DISCONTINUED OPERATIONS
For the three and six months ended June 30, 2023, we recognized a loss in discontinued operations of $0.3 million and $0.7 million, respectively, primarily related to an insurance claim and legal costs. For both the three and six months ended June 30 2022, we recognized income of $0.4 million which primarily represents the successful appeal of a sales and use tax audit partially offset by legal costs.
The following table sets forth a summary of cash flows from discontinued operations which is included in the condensed consolidated statements of cash flows:

	Six months ended June 30,
In thousands	2023	2022
Net cash used by operating activities	$(428)	$(231)
Net cash used by investing activities	—	—
Net cash provided by financing activities	—	—
Change in cash and cash equivalents from discontinued operations	$(428)	$(231)

8.EARNINGS PER SHARE
The following table sets forth the details of basic and diluted earnings per share (“EPS”) from continuing operations:

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share	2023	2022	2023	2022
Loss from continuing operations	$(36,631)	$(2,460)	$(49,813)	$(110,750)

Weighted average common shares outstanding used in basic EPS	45,041	44,841	44,999	44,775
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	—	—	—	—
Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,041	44,841	44,999	44,775

Loss per share from continuing operations
Basic	$(0.82)	$(0.05)	$(1.11)	$(2.47)
Diluted	(0.82)	(0.05)	(1.11)	(2.47)
The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the periods indicated, because their effect would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
In thousands	2023	2022	2023	2022
Potential common shares	618	934	618	934

9.ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months and six months ended June 30, 2023 and 2022.

In thousands	Currency translation adjustments	Unrealized gain (loss) on derivatives	Change in pensions	Change in other postretirement defined benefit plans	Total

Balance at April 1, 2023	$(99,579)	$11,333	$(2,587)	$410	$(90,423)
Other comprehensive income before reclassifications (net of tax)	2,820	57	—	—	2,877
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(68)	25	(7)	(50)
Net current period other comprehensive income (loss)	2,820	(11)	25	(7)	2,827
Balance at June 30, 2023	$(96,759)	$11,322	$(2,562)	$403	$(87,596)

Balance at April 1, 2022	$(80,672)	$1,631	$(11,356)	$(1,027)	$(91,424)
Other comprehensive income (loss) before reclassifications (net of tax)	(28,675)	9,760	—	—	(18,915)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,226)	126	26	(1,074)
Net current period other comprehensive income (loss)	(28,675)	8,534	126	26	(19,989)
Balance at June 30, 2022	$(109,347)	$10,165	$(11,230)	$(1,001)	$(111,413)

Balance at January 1, 2023	$(106,242)	$11,176	$(3,247)	$418	$(97,895)
Other comprehensive income before reclassifications (net of tax)	9,483	1,613	—	—	11,096
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,467)	685	(15)	(797)
Net current period other comprehensive income (loss)	9,483	146	685	(15)	10,299
Balance at June 30, 2023	$(96,759)	$11,322	$(2,562)	$403	$(87,596)

Balance at January 1, 2022	$(69,757)	$1,988	$(11,482)	$(1,053)	$(80,304)
Other comprehensive income (loss) before reclassifications (net of tax)	(39,590)	10,143	—	—	(29,447)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,966)	252	52	(1,662)
Net current period other comprehensive income (loss)	(39,590)	8,177	252	52	(31,109)
Balance at June 30, 2022	$(109,347)	$10,165	$(11,230)	$(1,001)	$(111,413)

Reclassifications out of accumulated other comprehensive income and into the condensed consolidated statements of income were as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2023	2022	2023	2022
Description					Line Item in Statements of Income
Cash flow hedges (Note 18)
Gains on cash flow hedges	$(400)	$(1,697)	$(1,318)	$(2,769)	Costs of products sold
Tax expense (benefit)	332	480	(149)	792	Income tax provision
Net of tax	(68)	(1,217)	(1,467)	(1,977)

Loss (gain) on interest rate swaps	—	(9)	—	11	Interest expense
Tax expense	—	—	—	—	Income tax provision
Net of tax	—	(9)	—	11
Total cash flow hedges	(68)	(1,226)	(1,467)	(1,966)

Retirement plan obligations (Note 11)
Amortization of deferred benefit pension plans
Prior service costs	6	11	12	22	Other, net
Actuarial losses	21	164	43	331	Other, net
Pension settlement	—	—	633	—	Other, net
	27	175	688	353
Tax benefit	(2)	(49)	(3)	(101)	Income tax provision
Net of tax	25	126	685	252
Amortization of deferred benefit other plans
Prior service costs	5	26	10	52	Other, net
Actuarial gain	(12)	—	(25)	—	Other, net
	(7)	26	(15)	52
Tax expense	—	—	—	—	Income tax provision
Net of tax	(7)	26	(15)	52
Total reclassifications, net of tax	$(50)	$(1,074)	$(797)	$(1,662)

10.SHARE-BASED COMPENSATION
On May 5, 2023 (the “Effective Date”), the Board and shareholders approved an amendment and restatement of the Glatfelter Corporation 2022 Long-Term Incentive Plan (the “Equity Plan”) to increase the number of shares available for grant under the Equity Plan (as amended and restated, the “Amended Plan”) (collectively, the “LTIP”). The LTIP is a long-term incentive plan, pursuant to which awards may be granted to full-time or part-time employees, officers, non-employee directors, and consultants of the Company or any subsidiary or affiliate of the Company, including stock options, stock-only stock appreciation rights (“SOSARs”), restricted stock awards, restricted stock units (“RSUs”), performance share awards (“PSAs”), and other share-based awards. The Amended Plan was adopted primarily to increase the number of shares of Company common stock reserved for equity-based awards by 675,000 shares (in addition to any shares that remained available for awards under the Equity Plan as of the Effective Date and any shares subject to outstanding awards granted under the Equity Plan as of the Effective Date). As of June 30, 2023, there were 2,386,035 shares of common stock available for future issuance under the LTIP.
Pursuant to terms of the LTIP, we have issued to eligible participants RSUs, PSAs and SOSARs.
Restricted Stock Units and Performance Share Awards In the first six months of 2023 and 2022, we granted RSUs and PSAs to employees under our LTIP. In both 2023 and 2022, 50% of fair value of the awards granted were RSUs, which vest based on the passage of time, generally over a graded three-year period or, in certain instances, the RSUs were cliff vesting after one or three years. The remaining 50% of the fair value of the awards granted in 2023 and 2022 were PSAs. The PSAs awarded vest based on either the achievement of cumulative financial performance targets covering a two-year period or based on the three-year total shareholder return relative to a broad market index. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance.
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
The following table summarizes RSU and PSA activity during periods indicated:

Units	2023	2022
Balance at January 1,	1,650,152	1,111,382
Granted	1,354,102	718,668
Forfeited	(445,742)	(215,656)
Shares delivered	(313,569)	(305,739)
Balance at June 30,	2,244,943	1,308,655
The amount granted in 2023 and 2022 includes 698,741 and 341,429, respectively, of PSAs exclusive of reinvested dividends.
The following table sets forth aggregate RSU and PSA compensation expense included in continuing operations for the periods indicated:

	June 30,
In thousands	2023	2022
Three months ended	$376	$1,509
Six months ended	$1,307	$2,418
Stock-Only Stock Appreciation Rights Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. All SOSARs are vested and have a term of ten years. No SOSARs have been awarded since 2016.
The following table sets forth information related to outstanding SOSARs:

	2023		2022
	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	769,544	$21.34	1,079,113	$20.42
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled / forfeited	(151,487)	18.36	(145,440)	15.61
Outstanding at June 30,	618,057	$22.07	933,673	$21.17

11.RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans included in continuing operations.

	Three months ended June 30,		Six months ended June 30,
In thousands	2023	2022	2023	2022
Pension Benefits
Service cost	$—	$—	$—	$—
Interest cost	362	179	773	414
Amortization of prior service cost	6	11	12	22
Amortization of actuarial loss	21	164	43	331
Pension settlement charge	—	—	633	—
Total net periodic benefit expense	$389	$354	$1,461	$767

Other Benefits
Service cost	$2	$—	$5	$—
Interest cost	45	32	89	65
Amortization of prior service cost	5	26	10	52
Amortization of actuarial gain	(12)	—	(25)	—
Total net periodic benefit expense	$40	$58	$79	$117

During the six months ended June 30, 2023, we made a $5.8 million lump-sum payment to our former CEO under the terms of his non-qualified pension plan. In accordance with pension settlement accounting, we recorded a $0.6 million settlement charge reflecting the recognition of amounts previously included in accumulated other comprehensive income.
12.INCOME TAXES
Income taxes are recognized for the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
For the six months ended June 30, 2023, we had a pretax loss from continuing operations of $39.7 million and income tax expense of $10.1 million. The effective income tax rate for the six months ended June 30, 2023 was unfavorably impacted by the jurisdictional mix of pretax results among the Company and its subsidiaries and losses which generated no tax benefit in domestic and certain foreign jurisdictions.
For the six months ended June 30, 2023, we recorded an increase in the valuation allowance of $11.4 million for U.S. federal and certain foreign jurisdictions against our net deferred tax assets. In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of the evidence indicated it is more likely than not that the deferred assets will not be realized.

As of June 30, 2023 and December 31, 2022, we had $60.5 million and $56.5 million, respectively, of gross unrecognized tax benefits. As of June 30, 2023, if such benefits were to be recognized, approximately $57.4 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.
The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as statutes are closed. Due to potential resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits may decrease within the next twelve months by a range of zero to $8.5 million. We recognize interest and penalties related to uncertain tax positions as income tax expense.
The following table summarizes information included in continuing operations related to interest on uncertain tax positions:

	Six months ended June 30,
In millions	2023	2022
Interest expense	$1.0	$0.8

	June 30, 2023	December 31, 2022
Accrued interest payable	$5.8	$4.8
Accrued penalties	3.0	3.0

13.INVENTORIES
Inventories, net of reserves, were as follows:

In thousands	June 30, 2023	December 31, 2022
Raw materials	$98,538	$109,166
In-process and finished	152,664	142,331
Supplies	63,471	57,939
Total	$314,673	$309,436

14.GOODWILL AND OTHER INTANGIBLE ASSETS
The following table sets forth changes in the amounts of goodwill and other intangible assets recorded by each of our segments during the periods indicated:

In thousands	December 31, 2022	Purchase price allocation adjustment	Translation	June 30, 2023
Goodwill
Airlaid Materials	$105,195	$—	$1,300	$106,495
Total	$105,195	$—	$1,300	$106,495
Other Intangible Assets	December 31, 2022	Amortization	Translation	June 30, 2023
Airlaid Materials
Tradename	$3,442	$—	$64	$3,506
Accumulated amortization	(739)	(87)	(14)	(840)
Net	2,703	(87)	50	2,666

Technology and related	17,512	—	317	17,829
Accumulated amortization	(5,437)	(580)	(113)	(6,130)
Net	12,075	(580)	204	11,699

Customer relationships and related	43,152	—	434	43,586
Accumulated amortization	(13,571)	(1,853)	(187)	(15,611)
Net	29,581	(1,853)	247	27,975

Spunlace
Products and Tradenames	27,290	—	678	27,968
Accumulated amortization	(1,759)	(731)	20	(2,470)
Net	25,531	(731)	698	25,498

Technology and related	14,372	—	357	14,729
Accumulated amortization	(1,455)	(603)	(191)	(2,249)
Net	12,917	(603)	166	12,480

Customer relationships and related	27,666	—	687	28,353
Accumulated amortization	(1,803)	(778)	(47)	(2,628)
Net	25,863	(778)	640	25,725

Total intangibles	133,434	—	2,537	135,971
Total accumulated amortization	(24,764)	(4,632)	(532)	(29,928)
Net intangibles	$108,670	$(4,632)	$2,005	$106,043

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
The following table sets forth information related to our leases as of the periods indicated.

Dollars in thousands	June 30, 2023	December 31, 2022
Right of use asset	$27,812	$25,420
Weighted average discount rate	3.64%	3.14%
Weighted average remaining maturity (years)	18.6	21.2
The following table sets forth operating lease expense for the periods indicated:

	June 30,
In thousands	2023	2022
Three months ended	$1,568	$1,499
Six months ended	$3,393	$2,920
The following table sets forth required remaining future minimum lease payments during the years indicated:

In thousands
2023	$3,374
2024	5,586
2025	4,645
2026	2,679
2027	2,211
Thereafter	20,147

16.LONG-TERM DEBT
Long-term debt is summarized as follows:

In thousands	June 30, 2023	December 31, 2022
Revolving credit facility, due Sep 2026	$105,534	$118,685
4.750% Senior Notes, due Oct 2029	500,000	500,000
11.25% Term loan, due Mar 2029	266,374	—
Term loan, due Feb 2024	—	193,588
2.05% Term Loan, due Mar 2023	—	1,423
1.30% Term Loan, due Jun 2023	—	762
1.55% Term Loan, due Sep 2025	—	3,594
1.10% Term Loan, due Mar 2024	2,963	4,848
0.57% Term Loan, due Jul 2023	—	21,332
Total long-term debt	874,871	844,232
Less current portion	(2,963)	(40,435)
Unamortized deferred issuance costs	(18,883)	(10,545)
Long-term debt, net of current portion	$853,025	$793,252

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
As of June 30, 2023, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 3.4x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which is the termination of the agreement.

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
In 2021, Gernsbach also entered into two fixed-rate non-amortizing term loans with certain financial institutions. Similar to the IKB loans discussed above, the financial covenants of these borrowings are calculated by reference to the Credit Agreement. On February 28, 2023, one of these term loans for €20.0 million was fully extinguished. The remaining term loan has a principal balance of $3.0 million and matures in March 2024.
Aggregated unamortized deferred debt issuance costs incurred in connection with all of our outstanding debt totaled $18.9 million at June 30, 2023. The deferred costs are being amortized on a straight-line basis over the life of the underlying instruments. Amortization expense related to deferred debt issuance costs totaled $3.1 million and $1.9 million in 2023 and 2022, respectively.
The following schedule sets forth the amortization of our term loan agreements together with the maturity of our other long-term debt during the indicated year.

In thousands
2023	$1,976
2024	987
2025	—
2026	105,534
2027	—
Thereafter	766,374

Glatfelter Corporation guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.
As of June 30, 2023 and December 31, 2022, we had $5.3 million and $4.7 million, respectively, of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our Revolving Credit Facility, provide financial assurances for the performance of long-term monitoring activities associated with the Fox River environmental matter and for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

17.FAIR VALUE OF FINANCIAL INSTRUMENTS
The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their respective fair value. The following table sets forth carrying value and fair value of long-term debt:

	June 30, 2023		December 31, 2022
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, due Sep 2026	$105,534	$105,534	$118,685	$118,685
4.750% Senior Notes, due Oct 2029	500,000	328,125	500,000	301,250
11.25% Term loan, due Mar 2029	266,374	269,277	—	—
Term loan, due Feb 2024	—	—	193,588	188,998
2.05% Term Loan, due Mar 2023	—	—	1,423	1,418
1.30% Term Loan, Jun 2023	—	—	762	754
1.55% Term Loan, due Sep 2025	—	—	3,594	3,430
1.10% Term Loan, due Mar 2024	2,963	2,900	4,848	4,721
0.57% Term Loan, due Jul 2023	—	—	21,332	20,932
Total	$874,871	$705,836	$844,232	$640,188
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
Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of June 30, 2023, the maturity of currency forward contracts ranged from one month to 18 months.
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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	June 30, 2023	December 31, 2022
Derivative
Sell/Buy - sell notional
Euro / British Pound	13,504	18,961
U.S. Dollar / British Pound	27,780	34,501
U.S. Dollar / Euro	1	824

Sell/Buy - buy notional
Euro / Philippine Peso	1,130,029	1,030,114
British Pound / Philippine Peso	808,909	1,144,839
Euro / U.S. Dollar	91,934	78,435
U.S. Dollar / Canadian Dollar	31,192	36,423
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
Derivatives Designated as Hedging Instruments – Net Investment Hedge The €220 million Term Loan discussed in Note 16 – “Long-Term Debt” was designated as a net investment hedge of our Euro functional currency foreign subsidiaries and was extinguished on March 30, 2023 in conjunction with the amendment of the Credit Facility. During the first six months of 2023 and 2022, we recognized a pre-tax loss of $3.7 million and a pre-tax gain of $15.7 million, respectively, on the remeasurement of the term loan from changes in currency exchange rates. Such amounts are recorded as a component of Other Comprehensive Income (Loss).
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
The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	June 30, 2023	December 31, 2022
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	22,400	28,600
British Pound / Euro	3,000	2,800
U.S. Dollar / Swiss Franc	11,700	—
British Pound / Swiss Franc	1,900	2,535
Euro / Swiss Franc	6,800	—
Euro / U.S. Dollar	9,700	9,630

Sell/Buy - buy notional
Euro / U.S. Dollar	1,750	2,900
British Pound / Euro	6,400	15,950
Swiss Franc / Euro	—	2,250
Swiss Franc / U.S. Dollar	—	930
Chinese Yuan / U.S. Dollar	2,680	4,400
These contracts have maturities of one month from the date originally entered into.
Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$1,039	$1,795	$1,131	$2,368

Not designated as hedging:
Forward foreign currency exchange contracts	$896	797	$353	$317
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
The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended June 30,		Six months ended June 30,
In thousands	2023	2022	2023	2022
Designated as hedging:
Forward foreign currency exchange contracts:
Cost of products sold	$(400)	$(1,697)	$(1,318)	$(2,769)
Interest expense	—	(9)	—	11

Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$16	$1,289	$(218)	$1,729
The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance-sheet item.
A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss), before taxes, is as follows:

In thousands	2023	2022
Balance at January 1,	$242	$2,889
Deferred gains on cash flow hedges	1,315	6,565
Reclassified to earnings	(1,318)	(2,758)
Balance at June 30,	$239	$6,696
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

Cost estimates Our remaining obligations under the OU1 consent decree consist of long-term monitoring and maintenance. Furthermore, we are primarily responsible for long-term monitoring and maintenance in OU2-OU4a over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. In 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. We are obligated to make the regular payments under that fixed-price contract until the remaining amount due is less than the OU1 escrow account balance. We are permitted to pay for this contract using the remaining balance of the escrow account established by us and WTM I Company (“WTM I”) another PRP, under the OU1 consent decree during any period that the balance in the escrow account exceeds the amount due under our fixed-price contract. As of June 30, 2023, the balance in the escrow is less than amounts due under the fixed-price contract by approximately $1.1 million. Our obligation to pay this difference is secured by a letter of credit.
At June 30, 2023, the escrow account balance totaled $8.9 million which is included in the condensed consolidated balance sheet under the caption “Other assets.”
Under the consent decree, we are responsible for reimbursement of government oversight costs paid from October 2018 and later over approximately the next 30 years. We anticipate that oversight costs will decline as activities at the site have transitioned from remediation to long-term monitoring and maintenance.
Reserves for the Site Our reserve for past and future government oversight costs and long-term monitoring and maintenance totaled $14.2 million at June 30, 2023, of which $2.0 million is recorded in the accompanying June 30, 2023 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $12.2 million is recorded under the caption “Other long-term liabilities.”
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

20.SEGMENT INFORMATION
The following tables set forth financial and other information by segment for the period indicated:

	Three months ended June 30,		Six months ended June 30,
Dollars in thousands	2023	2022	2023	2022
Net Sales
Airlaid Material	$152,511	$143,708	$311,952	$293,172
Composite Fibers	125,725	123,338	258,316	259,167
Spunlace	79,420	96,917	166,143	193,304
Inter-segment sales elimination	(651)	—	(1,198)	—
Total	$357,005	$363,963	$735,213	$745,643

Operating income (loss)
Airlaid Material	$9,726	$11,944	$23,640	$24,165
Composite Fibers	898	5,779	7,025	5,444
Spunlace	(1,314)	(1,808)	(3,337)	(3,380)
Other and unallocated	(19,795)	(6,991)	(31,700)	(133,194)
Total	$(10,485)	$8,924	$(4,372)	$(106,965)

Depreciation and amortization
Airlaid Material	$7,637	$7,542	$15,323	$15,171
Composite Fibers	3,897	4,796	7,862	11,315
Spunlace	3,476	2,945	6,568	5,859
Other and unallocated	960	1,169	1,948	2,591
Total	$15,970	$16,452	$31,701	$34,936

Capital expenditures
Airlaid Material	$2,332	$2,064	$4,414	$5,532
Composite Fibers	2,110	4,131	5,773	10,258
Spunlace	2,509	1,801	5,210	3,886
Other and unallocated	1,007	2,353	2,061	3,021
Total	$7,958	$10,349	$17,458	$22,697

Tons shipped (metric)
Airlaid Material	39,246	40,681	79,073	83,733
Composite Fibers	24,966	24,246	49,784	52,457
Spunlace	15,191	19,358	31,611	40,094
Total	79,403	84,285	160,468	176,284
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
RESULTS OF OPERATIONS

Six months ended June 30, 2023 versus the six months ended June 30, 2022
Overview For the first six months of 2023, we reported a loss from continuing operations of $49.8 million, or $1.11 per share compared with a loss of $110.8 million or $2.47 per share in the year earlier period. The following table sets forth summarized consolidated results of operations:

	Six months ended June 30,
In thousands, except per share	2023	2022
Net sales	$735,213	$745,643
Gross profit	54,347	69,062
Operating loss	(4,372)	(106,965)
Continuing operations
Loss	(49,813)	(110,750)
Loss per share	(1.11)	(2.47)
Net loss	(50,524)	(110,379)
Loss per share	(1.13)	(2.46)
The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect the impact of a number of significant items including debt refinancing, turnaround strategy costs, strategic initiatives, CEO transition costs, and cost optimization, among others. Our operating results for the first six months of 2023 reflect: i) the impact of market softness and customer destocking resulting in lower sales volumes and sales, as well as, lower production, ii) higher interest expense stemming from the debt refinancing in the first quarter of 2023, iii) costs incurred related to the planned closure of our Ober-Schmitten, Germany facility and our turnaround strategy.
In addition to the results reported in accordance with GAAP, we evaluate our performance using financial metrics not calculated in accordance with GAAP, including adjusted earnings and adjusted earnings before interest expense, interest income, income taxes, depreciation and amortization and share-based compensation (“Adjusted EBITDA”). On an adjusted earnings basis, a non-GAAP measure, we had an adjusted loss from continuing operations of $26.3 million, or $0.58 per share for the first six months of 2023, compared with a loss of $7.8 million, or $0.17 per share, a year ago. Our Adjusted EBITDA, also a non-GAAP measure, was $42.0 million for the six months ended June 30, 2023 as compared to $50.2 million for the same period in 2022. We disclose this information to allow investors to evaluate our performance exclusive of certain items that impact the comparability of results from period to period and we believe it is helpful in understanding underlying operating trends and cash flow generation.
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
Ober-Schmitten closure costs. These adjustments reflect employee separation costs and professional and other costs directly associated with the closure of the Ober-Schmitten, Germany facility.
Debt refinancing costs. Represents charges to write-off unamortized debt issuance costs in connection with the extinguishment of the Company’s €220.0 million Term Loan and IKB loans, as well as the amendment to the Company's credit facility. These costs also include an early repayment penalty related to the extinguishment of the IKB loans.
CEO transition costs. This adjustment reflects a non-cash pension settlement charge associated with the separation of our former CEO related to a lump-sum distribution made in Q1 2023 under the terms of his non-qualified pension plan agreement.
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
The following table sets forth the reconciliation of net loss to adjusted loss from continuing operations for the periods indicated:

	Six months ended June 30,
	2023		2022
In thousands, except per share	Amount	EPS	Amount	EPS
Net loss	$(50,524)	$(1.13)	$(110,379)	$(2.46)
Exclude: Loss (income) from discontinued operations, net of tax	711	0.02	(371)	(0.01)
Loss from continuing operations	(49,813)	(1.11)	(110,750)	(2.47)
Adjustments (pre-tax):
Goodwill and other asset impairment charges (1)	—		117,349
Turnaround strategy costs (2)	6,682		—
Russia/Ukraine conflict charges (3)	—		3,948
Strategic initiatives (4)	1,670		2,488
Ober-Schmitten closure costs(5)	10,742		—
Debt refinancing (6)	1,883		—
CEO transition costs (7)	633		—
Corporate headquarters relocation	—		223
Cost optimization actions (8)	—		941
COVID-19 ERC recovery (9)	(233)		—
Timberland sales and related costs	(617)		(2,962)
Total adjustments (pre-tax)	20,760		121,987
Income taxes (10)	(61)		(19,167)
Other tax adjustments (11)	2,798		175
Total after-tax adjustments	23,497	0.52	102,995	2.30
Adjusted loss from continuing operations	$(26,316)	$(0.58)	$(7,755)	$(0.17)

(1)Reflects goodwill impairment charge of $56.1 million and other asset impairment charges of $61.3 million recognized in Q1 2022.
(2)Reflects employee separation costs of $4.0 million and $2.7 million in professional fees.
(3)Reflects bad debt expense charges of $2.9 million and inventory reserves charges of $1.0 million recognized in Q1 2022.
(4)For 2023, primarily reflects integration activities including consulting and legal fees of $0.7 million, the write-off of construction in process asset deemed unusable of $0.5 million, employee separation costs of $0.1 million, and other costs of $0.4 million. For 2022, reflects professional, consulting and legal fees of $1.7 million, employee separation and other costs of $0.8 million, all of which are directly related to acquisitions.
(5)Reflects employee separation costs of $10.4 million and professional services fees and other costs of $0.3 million in connection with the closure of the Ober-Schmitten facility.
(6)Reflects $1.8 million write-off of deferred debt issuance costs in connection with the Company’s debt refinancing in Q1 2023, and $0.1 million in early repayment penalties and write-off of unamortized financing fees on the IKB loans.
(7)Reflects pension settlement charge related to former CEO's separation.
(8)Primarily reflects employee separation costs of $0.4 million, equipment write-down of $0.4 million and other costs of $0.1 million directly associated with closure of a synthetic fiber production facility in the U.K. recognized in Q1 2022.
(9)Reflects $0.2 million of interest income on employee retention credits claimed under the CARES Act of 2020 and the subsequent related amendments.
(10)Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated. For items originating in the U.S., no tax effect is recognized due to the previously established valuation allowance on the net deferred tax assets.
(11)Tax effect of applying certain provisions of the CARES Act of 2020. The amount in 2023 also includes $2.4 million of deferred tax expense resulting from valuation allowance for Ober-Schmitten facility.

The following table sets forth the reconciliation of net loss to adjusted EBITDA for the periods indicated:

Adjusted EBITDA	Six months ended June 30,
In thousands	2023	2022

Net loss	$(50,524)	$(110,379)
Exclude: Loss (income) from discontinued operations, net of tax	711	(371)
Add back: Taxes on continuing operations	10,093	(13,489)
Depreciation and amortization	31,701	34,936
Interest expense, net	29,025	15,479
EBITDA	21,006	(73,824)
Adjustments:
Goodwill and other asset impairment charges	—	117,349
Turnaround strategy costs	7,196	—
Russia/Ukraine conflict charges	—	3,948
Strategic initiatives	1,670	2,488
Ober-Schmitten closure costs	10,742	—
Debt refinancing	59	—
CEO transition costs	633	—
Corporate headquarters relocation	—	223
Share-based compensation	1,307	2,419
Cost optimization actions, excluding accelerated depreciation	—	589
COVID-19 ERC recovery	41	—
Timberland sales and related costs	(617)	(2,962)
Adjusted EBITDA	$42,037	$50,230
EBITDA is a measure used by management to assess our operating performance and is calculated using income (loss) from continuing operations and excludes interest expense, interest income, income taxes, and depreciation and amortization. Adjusted EBITDA is calculated using EBITDA and further excludes certain items management considers to be unrelated to the company’s core operations. The adjustments include, among others, goodwill and other asset impairment charges, the costs of strategic initiatives, turnaround strategy costs, Ober-Schmitten closure costs, CEO transition costs, and share-based compensation expense, as well as the elimination of gains from sales of timberlands, among others. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing operating performance.

Segment Financial Performance

	Six months ended June 30,
Dollars in thousands	2023	2022
Net Sales
Airlaid Material	$311,952	$293,172
Composite Fibers	258,316	259,167
Spunlace	166,143	193,304
Inter-segment sales elimination	(1,198)	—
Total	$735,213	$745,643

Operating income (loss)
Airlaid Material	$23,640	$24,165
Composite Fibers	7,025	5,444
Spunlace	(3,337)	(3,380)
Other and unallocated	(31,700)	(133,194)
Total	$(4,372)	$(106,965)

Depreciation and amortization
Airlaid Material	$15,323	$15,171
Composite Fibers	7,862	11,315
Spunlace	6,568	5,859
Other and unallocated	1,948	2,591
Total	$31,701	$34,936

Capital expenditures
Airlaid Material	$4,414	$5,532
Composite Fibers	5,773	10,258
Spunlace	5,210	3,886
Other and unallocated	2,061	3,021
Total	$17,458	$22,697

Tons shipped (metric)
Airlaid Material	79,073	83,733
Composite Fibers	49,784	52,457
Spunlace	31,611	40,094
Total	160,468	$176,284
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

Sales and Costs of Products Sold

	Six months ended June 30,
In thousands	2023	2022	Change
Net sales	$735,213	$745,643	$(10,430)
Costs of products sold	680,866	676,581	4,285
Gross profit	$54,347	$69,062	$(14,715)
Gross profit as a percent of Net sales	7.4%	9.3%
The following table sets forth the contribution to consolidated net sales by each segment:

	Six months ended June 30,
Percent of Total	2023	2022
Segment
Airlaid Materials	42.4%	34.8%
Composite Fibers	35.1	39.3
Spunlace	22.5	25.9
Total	100.0%	100.0%
Net sales totaled $735.2 million and $745.6 million in the first six months of 2023 and 2022, respectively. Net sales for Airlaid Materials and Composite Fibers increased by 8.9% and 2.0%, respectively, on a constant currency basis. The Spunlace segment'’s net sales decreased by 8.6% on a constant currency basis.

Airlaid Materials’ net sales increased $18.8 million in the year-over-year comparison mainly driven by higher selling prices from cost-pass-through arrangements with customers and pricing actions to recover significant inflation in raw materials and energy. Shipments were 5.6% lower mainly due to feminine hygiene and tabletop categories and currency translation was unfavorable by $1.8 million.

Airlaid Materials’ first six months operating income of $23.6 million was $0.5 million lower when compared to the first six months of 2022. Lower shipments lowered results by $1.2 million. Selling price increases and energy surcharges of $32.2 million more than offset higher raw material and energy costs of $29.5 million. In the first six months of 2023, primary raw material input costs increased $28 million, or 19%, and energy costs increased $1 million, or 7%, compared to the first six months of 2022. The increase in primary raw material input costs was approximately in-line with broader market indices, and energy prices were less volatile with the government legislation in Europe capping energy prices. We expect prices for both energy and raw materials to steadily decline in 2023. As of June 30, 2023, Airlaid Materials had approximately 74% of its net sales with contracts with pass-through provisions. Operations were unfavorable by $3.6 million mainly driven by lower production to manage customer demand as some customers slowed ordering patterns to manage inventory levels built up at the end of 2022 to avoid anticipated energy and supply chain disruptions in the beginning of 2023. The impact of currency and related hedging positively impacted earnings by $1.7 million. The primary drivers of the change in Airlaid Materials’ operating income are summarized in the following chart (presented in millions):

Composite Fibers’ net sales was $0.9 million lower in the first six months of 2023, compared to the year-ago period as lower shipment of 5.1% and unfavorable currency translation of $4.6 million was partially offset by higher selling prices of $17.5 million.

Composite Fibers had operating income for the first six months of $7.0 million compared with operating income of $5.4 million in the first six months of 2022. Higher selling prices and energy surcharges more than offset the continued inflation in energy, raw material, and freight and was a net favorable benefit to results of $5.2 million. In the first six months of 2023, energy costs increased $2.7 million, or 7%, and primary raw material input costs increased $9.6 million, or 10%, compared to the first six months of 2022. The increase in primary raw material input costs was approximately in-line with broader market indices, and energy prices were less volatile with the government legislation in Europe capping energy prices. We expect prices for both energy and raw materials to steadily decline in 2023. As of June 30, 2023, Composite Fibers had approximately 46% of its net sales with contracts with pass-through provisions. Operations was unfavorable by $0.9 million mainly driven by lower production volume to match customer demand and manage inventory levels, largely offset by cost savings from headcount reduction actions taken related to the turnaround strategy, lower energy consumption due to lower production volume and lower depreciation expense due to the Dresden and Ober-Schmitten asset impairments in 2022. The Ober-Schmitten site negatively impacted year-over-year results by $5.5 million. The impact of currency and related hedging positively impacted earnings by $0.1 million. The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart (presented in millions):
Spunlace’s net sales was $27.2 million lower in the first six months of 2023, compared to the year-ago period as lower shipment of 21.2% and unfavorable currency translation of $0.9 million was partially offset by higher selling prices of $14.1 million.

Spunlace had an operating loss of $3.3 million in the first six months of this year compared with an operating loss of $3.4 million in the first six months of 2022. Higher selling prices and energy surcharges were partially offset by higher raw material and energy costs favorably impacting earnings by $5.7 million. In the first six months of 2023, primary raw material input costs increased $10.0 million, or 10%, and energy costs decreased $1.4 million, or 9%, compared to the first six months of 2022. The increase in primary raw material input costs was approximately in-line with broader market indices and energy prices were less volatile with the government legislation in Europe capping energy prices. We expect prices for both energy and raw materials to decline in 2023. Volume was unfavorable by $3.8 million driven by lower shipments in almost all categories. As of June 30, 2023, Spunlace had approximately 37% of its net sales with contracts with pass-through provisions. The primary drivers of the change in Spunlace’s operating income are summarized in the following chart (presented in millions):
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
Other and Unallocated The amount of net operating expenses not allocated to an operating segment, and reported as “Other and Unallocated” in our table of Segment Financial Performance, totaled $31.7 million in the first six months of 2023 compared with $133.2 million in the same period a year ago. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the first six months of 2023 increased $1.9 million compared to the same period in 2022 mainly driven by higher professional services costs, travel expenses and wage inflation.

Income Taxes For the six months ended June 30, 2023, we recorded a $10.1 million income tax provision on a pretax loss of $39.7 million from continuing operations. The comparable amounts for 2022 were $13.5 million income tax benefit on a pre-tax loss of $124.2 million. The income tax provision in both periods reflects valuation allowances recorded for the operating losses in the U.S. and certain foreign jurisdictions for which no income tax benefit was recorded. The income tax benefit in 2022 also includes deferred tax benefits associated with the asset impairment charges and related bad debt and inventory reserves.
Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom, Spain, and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany, France and Spain, it is the euro, in the UK, it is the British pound sterling, and in the Philippines the functional currency is the peso. On an annual basis, our euro denominated net sales exceeds euro expenses by an estimated €190 million. For the first six months of 2023, the average currency exchange rate was 1.08 dollar/euro compared with 1.09 in the same period of 2022. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first six months of 2023.

In thousands	Six months ended June 30,
Favorable (unfavorable)
Net sales	$(7,316)
Costs of products sold	8,540
SG&A expenses	449
Income taxes and other	41
Net loss	$1,714
The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2023 were the same as 2022. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Three months ended June 30, 2023 versus the three months ended June 30, 2022
Overview For the second quarter of 2023, we reported a loss from continuing operations of $36.6 million, or $0.82 per share compared with a loss of $2.5 million or $0.05 per share in the same period in 2022. The following table sets forth summarized consolidated results of operations:

	Three months ended June 30,
In thousands, except per share	2023	2022
Net sales	$357,005	$363,963
Gross profit	18,133	37,397
Operating income (loss)	(10,485)	8,924
Continuing operations
Loss	(36,631)	(2,460)
Loss per share	(0.82)	(0.05)
Net loss	(36,940)	(2,052)
Loss per share	(0.83)	(0.04)
The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect the impact of a number of significant items including debt refinancing, turnaround strategy costs, strategic initiatives, CEO transition costs, and cost optimization, among others. Our operating results for the three months ended June 30, 2023 reflect: i) the impact of market softness and customer destocking resulting in lower sales volumes and sales, as well as, lower production, ii) higher interest expense stemming from the debt refinancing in the first quarter of 2023, iii) costs incurred related to the planned closure of our Ober-Schmitten, Germany facility and our turnaround strategy.
In addition to the results reported in accordance with GAAP, we evaluate our performance using financial metrics not calculated in accordance with GAAP, including adjusted earnings and adjusted earnings before interest expense, interest income, income taxes, depreciation and amortization and share-based compensation (“Adjusted EBITDA”). On an adjusted earnings basis, a non-GAAP measure, we had an adjusted loss from continuing operations of $20.5 million, or $(0.45) per share for the second quarter of 2023, compared with a loss of $1.6 million, or $(0.04) per share, a year ago. Our Adjusted EBITDA, also a non-GAAP measure, was $17.3 million for the three months ended June 30, 2023 as compared to $27.2 million for the same period in 2022. We disclose this information to allow investors to evaluate our performance exclusive of certain items that impact the comparability of results from period to period and we believe it is helpful in understanding underlying operating trends and cash flow generation.

Adjusted earnings and adjusted earnings per share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP.
The following table sets forth the reconciliation of net loss to adjusted loss from continuing operations for the periods indicated:

	Three months ended June 30,
	2023		2022
In thousands, except per share	Amount	EPS	Amount	EPS
Net loss	$(36,940)	$(0.83)	$(2,052)	$(0.04)
Exclude: Loss (income) from discontinued operations, net of tax	309	0.01	(408)	(0.01)
Loss from continuing operations	(36,631)	(0.82)	(2,460)	(0.05)
Adjustments (pre-tax):
Turnaround strategy costs (1)	2,199		—
Strategic initiatives (2)	889		653
Ober-Schmitten closure costs (3)	10,793		—
Corporate headquarters relocation	—		135
COVID-19 ERC recovery (4)	(233)		—
Total adjustments (pre-tax)	13,648		788
Income taxes (5)	(58)		(20)
Other tax adjustments (6)	2,591		96
Total after-tax adjustments	16,181	0.36	864	0.01
Adjusted loss from continuing operations	$(20,450)	$(0.45)	$(1,596)	$(0.04)

(1)Reflects professional services fees of $1.5 million and employee separation costs of $0.7 million.
(2)For 2023, primarily reflects integration activities including the write-off of construction in process asset deemed unusable of $0.5 million, consulting and legal fees of $0.3 million, and other costs of $0.1 million. For 2022, primarily reflects professional services fees (including legal, audit, valuation specialists and consulting) of $0.5 million, employee separation and other costs of $0.4 million, all of which are directly related to acquisitions.
(3)Reflects employee separation costs of $10.4 million and professional services fees and other costs of $0.4 million in connection with the closure of the Ober-Schmitten facility.
(4)Reflects $0.2 million of interest income on employee retention credits claimed under the CARES Act of 2020 and the subsequent related amendments.
(5)Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated. For items originating in the U.S., no tax effect is recognized due to the previously established valuation allowance on the net deferred tax assets.
(6)Tax effect of applying certain provisions of the CARES Act of 2020. The amount in 2023 also includes $2.4 million of deferred tax expense resulting from valuation allowance for Ober-Schmitten facility.

The following table sets forth the reconciliation of net loss to adjusted EBITDA for the periods indicated:

Adjusted EBITDA	Three months ended June 30,
In thousands	2023	2022

Net loss	$(36,940)	$(2,052)
Exclude: Loss (income) from discontinued operations, net of tax	309	(408)
Add back: Taxes on continuing operations	6,399	3,295
Depreciation and amortization	15,970	16,452
Interest expense, net	16,702	7,634
EBITDA	2,440	24,921
Adjustments:
Turnaround strategy costs	2,713	—
Strategic initiatives	889	653
Ober-Schmitten closure costs	10,793	—
Corporate headquarters relocation	—	135
Share-based compensation	376	1,510
COVID-19 ERC recovery	41	—
Adjusted EBITDA	$17,252	$27,219
EBITDA is a measure used by management to assess our operating performance and is calculated using income (loss) from continuing operations and excludes interest expense, interest income, income taxes, and depreciation and amortization. Adjusted EBITDA is calculated using EBITDA and further excludes certain items management considers to be unrelated to the company’s core operations. The adjustments include, among others, Ober-Schmitten closure costs, turnaround strategy costs, strategic initiative costs, corporate headquarters relocation expenses, and share-based compensation expense. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing operating performance.

Segment Financial Performance

	Three months ended June 30,
Dollars in thousands	2023	2022
Net Sales
Airlaid Material	$152,511	$143,708
Composite Fibers	125,725	123,338
Spunlace	79,420	96,917
Inter-segment sales elimination	(651)	—
Total	$357,005	$363,963

Operating income (loss)
Airlaid Material	$9,726	$11,944
Composite Fibers	898	5,779
Spunlace	(1,314)	(1,808)
Other and unallocated	(19,795)	(6,991)
Total	$(10,485)	$8,924

Depreciation and amortization
Airlaid Material	$7,637	$7,542
Composite Fibers	3,897	4,796
Spunlace	3,476	2,945
Other and unallocated	960	1,169
Total	$15,970	$16,452

Capital expenditures
Airlaid Material	$2,332	$2,064
Composite Fibers	2,110	4,131
Spunlace	2,509	1,801
Other and unallocated	1,007	2,353
Total	$7,958	$10,349

Tons shipped (metric)
Airlaid Material	39,246	40,681
Composite Fibers	24,966	24,246
Spunlace	15,191	19,358
Total	79,403	$84,285
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

Sales and Costs of Products Sold

	Three months ended June 30,
In thousands	2023	2022	Change
Net sales	$357,005	$363,963	$(6,958)
Costs of products sold	338,872	326,566	12,306
Gross profit	$18,133	$37,397	$(19,264)
Gross profit as a percent of Net sales	5.1%	10.3%
The following table sets forth the contribution to consolidated net sales by each segment:

	Three months ended June 30,
Percent of Total	2023	2022
Segment
Airlaid Materials	42.6%	33.9%
Composite Fibers	35.2	39.5
Spunlace	22.2	26.6
Total	100.0%	100.0%
Net sales totaled $357.0 million and $364.0 million in the three months ended June 30, 2023 and 2022, respectively. Net sales for Airlaid Materials and Composite Fibers increased by 8.9% and 2.0%, respectively, on a constant currency basis. The Spunlace segment'’s net sales decreased by 8.6% on a constant currency basis.

Airlaid Materials’ second quarter net sales increased $8.8 million in the year-over-year comparison mainly driven by higher selling prices from cost pass-through arrangements and pricing actions to recover significant inflation in raw materials and energy. Shipments were 3.5% lower mainly due to the feminine hygiene category where feminine hygiene customers were destocking inventory and closely managing inventory levels. Currency translation was favorable by $1.6 million.

Airlaid Materials’ second quarter operating income of $9.7 million was $2.2 million lower when compared to the second quarter of 2022. Shipments were lower primarily in the feminine hygiene category with some offset in wipes and tabletop categories, lowering results by $1.1 million. Selling price increases and energy surcharges of $11.7 million offset the higher raw material and energy costs of $11.5 million. In the three months ended June 30, 2023, primary raw material input costs increased $11.0 million, or 16%, and energy costs was in-line with the second quarter of 2022. The increase in primary raw material input costs was approximately in-line with broader market indices and energy prices were less volatile with the government legislation in Europe capping energy prices. We expect prices for both energy and raw materials to steadily decline in 2023. As of June 30, 2023, Airlaid Materials had approximately 74% of its net sales with contracts with pass-through provisions. Operations were unfavorable by $2.1 million primarily due to a fire at our Fort Smith, Arkansas facility in June and wage inflation. The impact of currency and related hedging positively impacted earnings by $0.9 million. The primary drivers of the change in Airlaid Materials’ operating income are summarized in the following chart (presented in millions):

Composite Fibers’ revenue was $2.4 million higher in the second quarter of 2023, compared to the year-ago quarter due to higher selling prices of $5.5 million, partly offset by unfavorable mix. Shipments were up 3.0% on strong wallcover sales which was substantially offset by lower food and beverage, composite laminates and metallized products shipments. Currency translation was favorable by $1.4 million.

Composite Fibers had operating income for the second quarter of $0.9 million compared with operating income of $5.8 million in the second quarter of 2022. Higher selling prices and energy surcharges more than offset the continued inflation in energy and raw materials and was a net favorable benefit to results of $1.7 million. The strong wallcover shipments were more than offset by lower shipments of higher margin food and beverage and composite laminates categories that negatively impacted income by $1.1 million. In the second quarter of 2023, energy costs increased $1.6 million, or 11%, and primary raw material input costs increased $2.2 million, or 5%, compared to the second quarter of 2022. The increase in primary raw material input costs was approximately in-line with broader market indices, however, and energy prices were less volatile with the government legislation in Europe capping energy prices. We expect prices for both energy and raw materials to steadily decline in 2023. As of June 30, 2023, freight inflation reported as part of raw material, energy and other inflation decreased as global supply chain disruptions experienced in 2022 significantly improved in 2023. As of June 30, 2023, Composite Fibers had approximately 46% of its net sales with contracts with pass-through provisions. During the three months ended June 30, 2023, operations was unfavorable compared to the second quarter of 2022 by $5.0 million mainly driven by lower production volume to match customer demand and manage inventory levels. The Ober-Schmitten site negatively impacted year-over-year results by $4.2 million. The impact of currency and related hedging negatively impacted earnings by $0.5 million. The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart (presented in millions):

Spunlace’s revenue was $17.5 million lower in the second quarter of 2023, compared to the year-ago quarter as lower shipments of 21.5% were partially offset by higher selling prices of $2.1 million and favorable currency translation of $0.5 million.

Spunlace had an operating loss of $1.3 million in the second quarter of this year compared with an operating loss of $1.8 million in the second quarter of 2022.In the second quarter of 2023, primary raw material input costs were in-line with Q2 2022 and energy costs decreased $0.6 million, or 8%, compared to the second quarter of 2022. The increase in primary raw material input costs was approximately in-line with broader market indices and energy prices were less volatile with the government legislation in Europe capping energy prices. We expect prices for both energy and raw materials to decline in 2023. Volume was unfavorable $1.7 million driven by lower shipments in all categories. As of June 30, 2023, Spunlace had approximately 37% of its net sales with contracts with pass-through provisions. Operations was unfavorable by $0.4 million mainly driven by lower production to manage inventory and a fire at our Asheville, North Carolina facility partially offset by lower costs due to the headcount actions taken in 2022, improved converting and lower spending. The impact of currency positively impacted earnings by $0.1 million. The primary drivers of the change in Spunlace’s operating income are summarized in the following chart (presented in millions):
Other and Unallocated The amount of net operating expenses not allocated to an operating segment, and reported as “Other and Unallocated” in our table of Segment Financial Performance, totaled $19.8 million in the first three months of 2023 compared with $7.0 million in the same period a year ago. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the second quarter of 2023 decreased $0.3 million compared to the same period in 2022.

Income taxes For the three months ended June 30, 2023, we recorded a $6.4 million income tax provision on a pretax loss of $30.2 million from continuing operations. The comparable amounts for 2022 were $3.3 million income tax provision on pre-tax income of $0.8 million. The income tax provision in both periods reflects valuation allowances recorded for the operating losses in the U.S. and certain foreign jurisdictions for which no income tax benefit was recorded.
Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom, Spain, and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany, France and Spain, it is the euro, in the UK, it is the British pound sterling, and in the Philippines the functional currency is the peso. On an annual basis, our euro denominated net sales exceeds euro expenses by an estimated €190 million. For the three months ended June 30, 2023, the average currency exchange rate was 1.09 dollar/euro compared with 1.07 in the same period of 2022. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the second quarter of 2023.

In thousands	Three months ended June 30,
Favorable (unfavorable)
Net sales	$2,874
Costs of products sold	(2,237)
SG&A expenses	(240)
Income taxes and other	(11)
Net loss	$386
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
LIQUIDITY AND CAPITAL RESOURCES
Our business requires significant expenditures for new or enhanced equipment, to support our research and development efforts, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Six months ended June 30,
In thousands	2023	2022
Cash, cash equivalents and restricted cash at the beginning of period	$119,162	$148,814
Cash provided (used) by
Operating activities	(53,021)	(79,535)
Investing activities	(16,723)	(18,136)
Financing activities	10,515	33,546
Effect of exchange rate changes on cash	1,096	(3,587)
Change in cash and cash equivalents from discontinued operations	(428)	(231)
Net cash used	(58,561)	(67,943)
Cash, cash equivalents and restricted cash at the end of period	60,601	80,871
Less: restricted cash in Prepaid and other current assets	(3,600)	(2,000)
Less: restricted cash in Other assets	(3,137)	(7,395)
Cash and cash equivalents at the end of period	$53,864	$71,476
At June 30, 2023, we had $53.9 million in cash and cash equivalents (“cash”) held by both domestic and foreign subsidiaries. Approximately 97.2% of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes.
Cash used by operating activities in the first six months of 2023 totaled $53.0 million compared with $79.5 million in the same period a year ago. The decrease in cash used was primarily due to a decrease in working capital usage of approximately $33.0 million, primarily due to: i) accounts receivable, which was driven by higher accounts receivables in the first six months of 2022 due in part to the termination of the Spunlace factoring program in the U.S., ii) inventory, which was driven by higher inventory values in 2022 due to raw material and energy inflation, partially offset by iii) accounts payable which declined in 2023 due to inflationary impacts in 2022. Operating cash also improved $10.6 million from a decrease in income taxes paid due to higher Canadian income taxes and withholding tax in the first six months of 2022 and a U.K. income tax refund in Q1 2023. Interest paid increased $11.1 million due to higher interest rates on our debt stemming from the debt refinancing in the first quarter of 2023.
Net cash used by investing activities was $16.7 million compared with $18.1 million in the same period a year ago. Capital expenditures totaled $17.5 million and $22.7 million for the six months ended June 30, 2023 and 2022, respectively. Capital expenditures are expected to total between $30 million and $35 million in 2023.

Net cash provided by financing activities totaled $10.5 million in the first six months of 2023 compared with $33.5 million in the same period of 2022. The change in financing activities primarily reflects the new €250.0 million Term Loan we entered into in which the proceeds were used to fully extinguish the €220.0 million Term Loan, the IKB term loans and reduced the revolving credit facility balance. In 2022, we used borrowings under the revolving credit facility for working capital and other operating expenditures.
As discussed in Item 1 - Financial Information, Note - 15, our Credit Agreement contains a number of customary compliance covenants. As of June 30, 2023, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 3.4x, well within the maximum limit allowed under our Credit Agreement. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement and the Term loan. As discussed in Note 16 - “Long Term Debt,” on March 30, 2023, we amended our Credit Agreement to permit the maximum leverage ratio (calculated as consolidated senior secured debt to consolidated adjusted EBITDA) to be 4.25 to 1.0 through the quarter ended December 31, 2024, stepping down to 4.0 to 1.0 at March 31, 2025, and 3.50 to 1.0 at March 31, 2026.
Details of our outstanding long-term indebtedness are set forth under Item 1 - Financial Statements – Note 16 -“Long-Term Debt."
Financing activities include cash used for common stock dividends. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. In the third quarter of 2022, our Board of Directors suspended the Company’s quarterly cash dividend to focus efforts on optimizing the operational and financial results of the business. As such, we paid no cash dividends in the first six months of 2023. In the first six months of 2022, we paid $12.5 million of cash for dividends on our common stock.
We are subject to various federal, state and local laws and regulations intended to protect the environment, as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.
At June 30, 2023, we had ample liquidity consisting of $53.9 million of cash on hand and $89.6 million of capacity under our revolving credit facility. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt.
On April 13, 2023, our credit rating from Moody’s Investor Service was upgraded to B3, in part due to our successful refinancing of our €220.0 million Term Loan with the €250.0 million AG Loan as discussed in Note 16 - “Long Term Debt,”. In October 2022, our credit rating was downgraded by S&P Global Ratings to CCC+ based on its latest assessment of our business, and no further action has been taken to date. Although the Moody’s Investor Service ratings upgrade action is positive, it does not impact our current interest costs, or reduce the possibility of default on any of our debt.

Off-Balance-Sheet Arrangements As of June 30, 2023 and December 31, 2022, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					June 30, 2023
In thousands, except percentages	2023	2024	2025	2026	2027	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At variable interest rates	$299,764	$105,534	$105,534	$71,127	$—	$105,534	$105,534
At fixed interest rates	785,477	767,204	766,217	766,217	766,217	769,337	600,302
						$874,871	$705,836
Weighted-average interest rate
On variable rate debt	3.56%	8.01%	8.01%	5.40%	—%
On fixed rate debt	5.91%	7.00%	7.01%	7.01%	7.01%
Our market risk exposure primarily results from changes in interest rates and currency exchange rates. The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of June 30, 2023. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
At June 30, 2023, we had $874.9 million of long-term debt, of which $105.5 million was at variable interest rates. Variable-rate debt represents borrowings under our credit agreement. Borrowing rates under our credit agreement are determined at our option at the time of each borrowing. For all U.S. Dollar denominated borrowings, the borrowing rate is either, (a) the bank’s base rate which is equal to the greater of i) the prime rate; ii) the overnight bank funding rate plus 50 basis points; or iii) the daily Simple Secured Overnight Financing Rate (“SOFR”) rate plus 100 basis points plus an applicable spread over either i), ii) or iii) ranging from 250 basis points to 400 basis points based on the Company’s leverage ratio; or (b) the daily Term SOFR-rate plus an applicable margin ranging from 350 basis points to 500 basis points based on the Company’s leverage ratio. For non-U.S. Dollar denominated borrowings, interest is based on the Euro-rate or EURIBOR-rate plus an applicable margin ranging from 350 basis points to 500 basis points based on the Company’s leverage ratio.

At June 30, 2023, the weighted-average interest rate paid was equal to 8.01%. A hypothetical 100 basis point increase in the interest rate on variable rate debt would increase annual interest expense by $1.1 million. In the event rates are 100 basis points lower, interest expense would be $1.1 million lower.
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
Critical Accounting Estimates
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
During the six months ended June 30, 2023, there were no changes in our critical accounting policies or estimates. See Note 2 — Accounting Policies, of the Condensed Consolidated Financial Statements included elsewhere in this Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, for additional information regarding our critical accounting policies.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures Our Chief Executive Officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
Changes in Internal Controls During the three months ended June 30, 2023, we completed the implementation of new enterprise resource planning and manufacturing systems for Spunlace’s Old Hickory, Tennessee, U.S.A and Asturias, Spain locations. There were no other changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

See the discussion of legal proceedings contained in Note 19 - “Commitments, Contingencies and Legal Proceedings” to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2023, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished herewith or incorporated by reference as indicated.

Incorporated by reference to
10.1	Amended and Restated 2022 Long-Term Incentive Plan**	Appendix A to the Proxy Statement filed March 31, 2023
10.2	Form of Restricted Stock Unit Award Certificate (form effective as of May 5, 2023)**
10.3	Form of Performance Share Award Certificate (form effective as of May 5, 2023)**
10.4	Form of Non-Employee Director Restricted Stock Unit Award Certificate (form effective as of May 5, 2023)**
31.1	Certification of Thomas M. Fahnemann, President and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Ramesh Shettigar, Senior Vice President, Chief Financial Officer and Treasurer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Thomas M. Fahnemann, President and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.
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

August 3, 2023

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance and Chief Accounting Officer
(Principal accounting officer)