Form 10-Q
period 2023-09-30
Glatfelter Corp
filed 2023-11-02
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
Common Stock outstanding on October 31, 2023 totaled 45,086,919 shares.

GLATFELTER CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarterly Period Ended
September 30, 2023

PART I
Item 1 – Financial Statements
GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share	2023	2022	2023	2022

Net sales	$329,921	$371,780	$1,065,134	$1,117,423
Costs of products sold	285,434	334,396	966,300	1,010,977
Gross profit	44,487	37,384	98,834	106,446
Selling, general and administrative expenses	24,714	28,890	84,098	90,456
Goodwill and other asset impairment charges	—	42,541	—	159,890
Loss on sale of Ober-Schmitten	17,805	—	17,805	—
Gains (losses) on dispositions of plant, equipment and timberlands, net	(685)	20	(1,350)	(2,868)
Operating income (loss)	2,653	(34,067)	(1,719)	(141,032)
Non-operating income (expense)
Interest expense	(17,386)	(8,139)	(47,241)	(23,673)
Interest income	329	92	1,159	147
Other, net	(1,948)	(2,220)	(8,271)	(4,015)
Total non-operating expense	(19,005)	(10,267)	(54,353)	(27,541)
Loss from continuing operations before income taxes	(16,352)	(44,334)	(56,072)	(168,573)
Income tax provision (benefit)	3,328	4,920	13,421	(8,569)
Loss from continuing operations	(19,680)	(49,254)	(69,493)	(160,004)

Discontinued operations:
Income (loss) before income taxes	(183)	(242)	(894)	129
Income tax provision	—	—	—	—
Income (loss) from discontinued operations	(183)	(242)	(894)	129
Net loss	$(19,863)	$(49,496)	$(70,387)	$(159,875)

Basic earnings per share
Loss from continuing operations	$(0.43)	$(1.10)	$(1.54)	$(3.57)
Loss from discontinued operations	—	(0.01)	(0.02)	—
Basic loss per share	$(0.43)	$(1.11)	$(1.56)	$(3.57)

Diluted earnings per share
Loss from continuing operations	$(0.43)	$(1.10)	$(1.54)	$(3.57)
Loss from discontinued operations	—	(0.01)	(0.02)	—
Diluted loss per share	$(0.43)	$(1.11)	$(1.56)	$(3.57)

Weighted average shares outstanding
Basic	45,099	44,877	45,033	44,809
Diluted	45,099	44,877	45,033	44,809
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands	2023	2022	2023	2022
Net loss	$(19,863)	$(49,496)	$(70,387)	$(159,875)

Foreign currency translation adjustments	(7,185)	(24,394)	2,298	(63,984)
Net change in:
Deferred gains on derivatives, net of taxes of $521, $2,041, $372 and $4,670, respectively	1,031	5,871	1,177	14,048
Unrecognized retirement obligations, net of taxes of $6, $16, $10 and $50, respectively	11	233	681	537
Other comprehensive income (loss)	(6,143)	(18,290)	4,156	(49,399)
Comprehensive loss	$(26,006)	$(67,786)	$(66,231)	$(209,274)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

In thousands	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$52,741	$110,660
Accounts receivable, net	168,424	195,665
Inventories	301,860	309,436
Prepaid expenses and other current assets	71,857	63,723
Total current assets	594,882	679,484

Plant, equipment and timberlands, net	654,916	675,811
Goodwill	104,726	105,195
Intangible assets, net	102,233	108,670
Other assets	76,155	78,193
Total assets	$1,532,912	$1,647,353

Liabilities and Shareholders' Equity
Current portion of long-term debt	$1,926	$40,435
Short-term debt	5,555	11,422
Accounts payable	156,869	217,625
Environmental liabilities	2,000	2,200
Other current liabilities	89,236	88,724
Total current liabilities	255,586	360,406

Long-term debt	847,864	793,252
Deferred income taxes	52,921	54,388
Other long-term liabilities	122,843	121,303
Total liabilities	1,279,214	1,329,349

Commitments and contingencies

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	58,167	60,663
Retained earnings	428,476	498,863
Accumulated other comprehensive loss	(93,739)	(97,895)
	393,448	462,175
Less cost of common stock in treasury	(139,750)	(144,171)
Total shareholders’ equity	253,698	318,004
Total liabilities and shareholders’ equity	$1,532,912	$1,647,353
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
In thousands	2023	2022
Operating activities
Net loss	$(70,387)	$(159,875)
Loss (income) from discontinued operations, net of taxes	894	(129)
Adjustments to reconcile to net cash used by continuing operations:
Depreciation, depletion and amortization	47,394	50,482
Amortization of debt issue costs and original issue discount	4,292	1,420
Pension settlement charge	633	—
Goodwill and other asset impairment charges	—	159,890
Russia/Ukraine conflict charges	—	3,948
Deferred income tax benefit	(2,073)	(19,032)
Gains on dispositions of plant, equipment and timberlands, net	(1,350)	(2,868)
Share-based compensation	2,205	37
Loss on sale of Ober-Schmitten	17,805	—
Change in operating assets and liabilities:
Accounts receivable	18,606	(42,890)
Inventories	1,142	(70,818)
Prepaid and other current assets	(13,702)	7,227
Accounts payable	(60,042)	17,702
Accruals and other current liabilities	11,380	(3,868)
Other	1,248	(5,579)
Net cash used by operating activities from continuing operations	(41,955)	(64,353)
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(25,229)	(30,084)
Proceeds from disposals of plant, equipment and timberlands, net	1,484	3,194
Payments related to Ober-Schmitten sale	(5,793)	—
Acquisition, net of cash acquired	—	1,413
Other	844	(25)
Net cash used by investing activities from continuing operations	(28,694)	(25,502)
Financing activities
Proceeds from term loan	262,273	—
Repayment of term loans	(227,422)	(29,528)
Net borrowings (repayments) under revolving credit facility	(11,981)	102,957
Payments of borrowing costs	(11,603)	(1,285)
Payments of dividends	—	(18,766)
Payments related to share-based compensation awards and other	(280)	(1,294)
Net cash provided by financing activities from continuing operations	10,987	52,084
Effect of exchange rate changes on cash	(143)	(6,760)
Net decrease in cash, cash equivalents and restricted cash	(59,805)	(44,531)
Increase (decrease) in cash, cash equivalents and restricted cash from discontinued operations	(734)	45
Cash, cash equivalents and restricted cash at the beginning of period	119,162	148,814
Cash, cash equivalents and restricted cash at the end of period	58,623	104,328
Less: restricted cash in Prepaid expenses and other current assets	(3,600)	(2,000)
Less: restricted cash in Other assets	(2,282)	(6,993)
Cash and cash equivalents at the end of period	$52,741	$95,335

Supplemental cash flow information
Cash paid for:
Interest	$37,026	$17,885
Income taxes, net	6,823	19,085
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

In thousands	Common stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at July 1, 2023	$544	$57,945	$448,339	$(87,596)	$(140,394)	$278,838
Net loss			(19,863)			(19,863)
Other comprehensive loss				(6,143)		(6,143)
Comprehensive loss						(26,006)
Share-based compensation expense		898				898
Delivery of treasury shares:
RSUs and PSAs		(676)			644	(32)
Balance at September 30, 2023	$544	$58,167	$428,476	$(93,739)	$(139,750)	$253,698

Balance at July 1, 2022	$544	$62,555	$582,687	$(111,413)	$(144,451)	$389,922
Net loss			(49,496)			(49,496)
Other comprehensive loss				(18,290)		(18,290)
Comprehensive loss						(67,786)
Share-based compensation expense		(2,382)				(2,382)
Delivery of treasury shares:
RSUs and PSAs		(382)			325	(57)
Balance at September 30, 2022	$544	$59,792	$533,191	$(129,703)	$(144,126)	$319,698

Balance at January 1, 2023	$544	$60,663	$498,863	$(97,895)	$(144,171)	$318,004
Net loss			(70,387)			(70,387)
Other comprehensive income				4,156		4,156
Comprehensive loss						(66,231)
Share-based compensation expense		2,205				2,205
Delivery of treasury shares:
RSUs and PSAs		(4,701)			4,421	(280)
Balance at September 30, 2023	$544	$58,167	$428,476	$(93,739)	$(139,750)	$253,698

Balance at January 1, 2022	$544	$64,779	$705,600	$(80,304)	$(147,857)	$542,762
Net loss			(159,875)			(159,875)
Other comprehensive loss				(49,399)		(49,399)
Comprehensive loss						(209,274)
Cash dividends declared ($0.28 per share)			(12,534)			(12,534)
Share-based compensation expense		37				37
Delivery of treasury shares:
RSUs and PSAs		(5,025)			3,731	(1,294)
Balance at September 30, 2022	$544	$59,792	$533,191	$(129,703)	$(144,126)	$319,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.ORGANIZATION
Glatfelter Corporation and subsidiaries ("Glatfelter") is a leading global supplier of engineered materials with a strong focus on innovation and sustainability. Glatfelter's high quality, technology-driven, innovative, and customizable nonwovens solutions can be found in products that are Enhancing Everyday Life®. These include personal care and hygiene products, food and beverage filtration, critical cleaning products, medical and personal protection, packaging products, as well as home improvement and industrial applications. Headquartered in Charlotte, NC, our 2022 net sales were $1.5 billion. At September 30, 2023, we employed approximately 2,980 employees worldwide. Glatfelter’s operations utilize a variety of manufacturing technologies including airlaid, wetlaid, and spunlace with fifteen manufacturing sites located in the United States, Canada, Germany, the United Kingdom, France, Spain, and the Philippines. The Company has sales offices in all major geographies serving customers under the Glatfelter and Sontara brands. Additional information about Glatfelter may be found at www.glatfelter.com. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to Glatfelter Corporation and subsidiaries unless the context indicates otherwise.

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

3.REVENUE

The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2023	2022	2023	2022
Revenue by product category

Airlaid Materials
Feminine hygiene	$54,787	$60,736	$164,914	$176,991
Specialty wipes	43,503	43,971	133,832	118,974
Tabletop	26,101	26,322	88,294	83,840
Food pads	2,814	3,722	9,715	10,673
Home care	7,638	7,237	21,778	19,035
Adult incontinence	7,806	6,707	22,228	19,696
Other	4,365	5,656	18,205	18,314
	147,014	154,351	458,966	447,523
Composite Fibers
Food & beverage	63,272	76,301	212,971	225,989
Wallcovering	14,561	10,531	50,288	36,264
Technical specialties	16,407	20,504	58,402	62,243
Composite laminates	9,542	11,171	27,343	34,038
Metallized	5,933	9,762	19,027	28,902
	109,715	128,269	368,031	387,436
Spunlace
Consumer wipes	32,512	36,746	105,380	122,452
Critical cleaning	14,960	28,411	61,693	80,472
Health care	17,620	13,493	44,803	42,532
Hygiene	4,576	5,924	15,270	18,070
High performance	3,447	2,649	11,264	10,779
Beauty care	676	1,937	1,524	8,159
	73,791	89,160	239,934	282,464

Inter-segment sales elimination	(599)	—	(1,797)	—
Total	$329,921	$371,780	$1,065,134	$1,117,423

	Three months ended September 30,		Nine months ended September 30,
In thousands	2023	2022	2023	2022
Revenue by geography

Airlaid Materials
Americas	$81,751	$83,686	$257,080	$242,207
Europe, Middle East and Africa	61,485	68,854	190,995	195,345
Asia Pacific	3,778	1,811	10,891	9,971
	147,014	154,351	458,966	447,523
Composite Fibers
Americas	27,125	42,096	93,753	122,149
Europe, Middle East and Africa	66,765	60,726	213,295	194,198
Asia Pacific	15,825	25,447	60,983	71,089
	109,715	128,269	368,031	387,436
Spunlace
Americas	49,317	52,130	152,470	162,599
Europe, Middle East and Africa	19,885	26,813	68,237	86,883
Asia Pacific	4,589	10,217	19,227	32,982
	73,791	89,160	239,934	282,464

Inter-segment sales elimination	(599)	—	(1,797)	—
Total	$329,921	$371,780	$1,065,134	$1,117,423

4.SALE OF OBER-SCHMITTEN, GERMANY FACILITY
In the third quarter of 2023, we sold our Composite Fibers’ Ober-Schmitten, Germany operations as part of the Company’s turnaround strategy that is aimed at improving financial performance of the Company’s overall business. The Company sold the facility for one euro and recognized a loss on the sale of $17.8 million during the three and nine months ended September 30, 2023. The loss on sale is recapped as follows:

In thousands
Cash	$5,793
Accounts receivable	2,950
Inventory	5,039
Prepaids and other current assets	8,847
Property, plant and equipment	2,513
Accounts payable and accrued liabilities	(7,337)
Loss on sale	$17,805

In connection with the sale, we entered into a transition services and distribution agreements with the purchaser pursuant to which we agreed to provide various back-office, information technology, commercial and operations support until the business is fully separated from us.
The Company had previously announced the planned closure of the facility after unsuccessfully attempting to sell the operations. In conjunction with the planned closure of the site, during the second quarter of 2023, the Company had recognized an expense of approximately $10.4 million in connection with expected employee severance and benefit costs associated with the termination of the employees at the Facility. In the third quarter of 2023, prior to the planned closure of the site, a buyer was identified and the facility was subsequently sold. As a result, the $10.4 million expense recognized in

“Cost of Goods Sold” in the second quarter of 2023 was reversed and reflected as a benefit in “Cost of Goods Sold” in the third quarter of 2023.

5.GAINS ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS
The following table sets forth sales of timberlands and other assets completed during the first nine months of 2023 and 2022:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2023
Timberlands	546	$1,340	$1,305
Other	n/a	144	45
Total		$1,484	$1,350

2022
Timberlands	790	$3,130	$2,962
Other	n/a	64	(94)
Total		$3,194	$2,868

6.GOODWILL AND OTHER ASSET IMPAIRMENT
No impairment charges were recognized during the first nine months of 2023.
During the third quarter of 2022, we recognized a non-cash goodwill impairment charge for our Spunlace segment of $42.5 million stemming from inflationary challenges at the time and our selling price increases having been insufficient to offset the impact of inflation. Furthermore, the Spunlace segment had been impacted by unexpected supply chain and other operational issues which, in combination with commercial issues, resulted in an unexpected increase in operating losses.
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
The following table summarizes the impairment charges recorded during the nine months ended September 30, 2023 and 2022, respectively, in the accompanying condensed consolidated statements of income under the caption “Goodwill and other asset impairment charges:”

In thousands	2023	2022
Plant, property and equipment	$—	$27,619
Technological know-how	—	18,443
Customer relationships	—	11,695
Tradename	—	3,530
Goodwill	—	98,603
Total	$—	$159,890
The fair value of the underlying assets was estimated using discounted cash flow models, independent appraisals and similar methods, all of which are Level 3 fair value classification.

7.DISCONTINUED OPERATIONS
For the three and nine months ended September 30, 2023, we recognized a loss in discontinued operations of $0.2 million and $0.9 million, respectively, primarily related to an insurance claim settlement and legal costs. For both the three and nine months ended September 30 2022, we recognized a loss in discontinued operations of $0.2 million and income of $0.1 million which primarily represents legal costs and the successful appeal of a sales and use tax audit partially offset by legal costs, respectively.
The following table sets forth a summary of cash flows from discontinued operations which is included in the condensed consolidated statements of cash flows:

	Nine months ended September 30,
In thousands	2023	2022
Net cash used by operating activities	$(734)	$45
Net cash used by investing activities	—	—
Net cash provided by financing activities	—	—
Change in cash and cash equivalents from discontinued operations	$(734)	$45

8.EARNINGS PER SHARE
The following table sets forth the details of basic and diluted earnings per share (“EPS”) from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share	2023	2022	2023	2022
Loss from continuing operations	$(19,680)	$(49,254)	$(69,493)	$(160,004)

Weighted average common shares outstanding used in basic EPS	45,099	44,877	45,033	44,809
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	—	—	—	—
Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,099	44,877	45,033	44,809

Loss per share from continuing operations
Basic	$(0.43)	$(1.10)	$(1.54)	$(3.57)
Diluted	(0.43)	(1.10)	(1.54)	(3.57)
The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the periods indicated, because their effect would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2023	2022	2023	2022
Potential common shares	532	863	532	863

9.ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three and nine months ended September 30, 2023 and 2022.

In thousands	Currency translation adjustments	Unrealized gain (loss) on derivatives	Change in pensions	Change in other postretirement defined benefit plans	Total

Balance at July 1, 2023	$(96,759)	$11,322	$(2,562)	$403	$(87,596)
Other comprehensive income (loss) before reclassifications (net of tax)	(7,185)	1,515	—	—	(5,670)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(484)	19	(8)	(473)
Net current period other comprehensive income (loss)	(7,185)	1,031	19	(8)	(6,143)
Balance at September 30, 2023	$(103,944)	$12,353	$(2,543)	$395	$(93,739)

Balance at July 1, 2022	$(109,347)	$10,165	$(11,230)	$(1,001)	$(111,413)
Other comprehensive income (loss) before reclassifications (net of tax)	(24,394)	7,665	—	—	(16,729)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,794)	207	26	(1,561)
Net current period other comprehensive income (loss)	(24,394)	5,871	207	26	(18,290)
Balance at September 30, 2022	$(133,741)	$16,036	$(11,023)	$(975)	$(129,703)

Balance at January 1, 2023	$(106,242)	$11,176	$(3,247)	$418	$(97,895)
Other comprehensive income before reclassifications (net of tax)	2,298	3,128	—	—	5,426
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,951)	704	(23)	(1,270)
Net current period other comprehensive income (loss)	2,298	1,177	704	(23)	4,156
Balance at September 30, 2023	$(103,944)	$12,353	$(2,543)	$395	$(93,739)

Balance at January 1, 2022	$(69,757)	$1,988	$(11,482)	$(1,053)	$(80,304)
Other comprehensive income (loss) before reclassifications (net of tax)	(63,984)	17,808	—	—	(46,176)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(3,760)	459	78	(3,223)
Net current period other comprehensive income (loss)	(63,984)	14,048	459	78	(49,399)
Balance at September 30, 2022	$(133,741)	$16,036	$(11,023)	$(975)	$(129,703)

Reclassifications out of accumulated other comprehensive income and into the condensed consolidated statements of income were as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2023	2022	2023	2022
Description					Line Item in Statements of Income
Cash flow hedges (Note 18)
Gains on cash flow hedges	$(261)	$(2,275)	$(1,579)	$(5,044)	Costs of products sold
Tax expense	(223)	654	(372)	1,446	Income tax provision
Net of tax	(484)	(1,621)	(1,951)	(3,598)

Loss (gain) on interest rate swaps	—	(173)	—	(162)	Interest expense
Tax expense	—	—	—	—	Income tax provision
Net of tax	—	(173)	—	(162)
Total cash flow hedges	(484)	(1,794)	(1,951)	(3,760)

Retirement plan obligations (Note 11)
Amortization of deferred benefit pension plans
Prior service costs	4	(5)	16	17	Other, net
Actuarial losses	21	161	64	492	Other, net
Pension settlement	—	—	633	—	Other, net
	25	156	713	509
Tax benefit	(6)	51	(9)	(50)	Income tax provision
Net of tax	19	207	704	459
Amortization of deferred benefit other plans
Prior service costs	6	26	16	78	Other, net
Actuarial gain	(14)	—	(39)	—	Other, net
	(8)	26	(23)	78
Tax expense	—	—	—	—	Income tax provision
Net of tax	(8)	26	(23)	78
Total reclassifications, net of tax	$(473)	$(1,561)	$(1,270)	$(3,223)

10.SHARE-BASED COMPENSATION
On May 5, 2023 (the “Effective Date”), the Board and shareholders approved an amendment and restatement of the Glatfelter Corporation 2022 Long-Term Incentive Plan (the “Equity Plan”) to increase the number of shares available for grant under the Equity Plan (as amended and restated, the “Amended Plan”) (collectively, the “LTIP”). The LTIP is a long-term incentive plan, pursuant to which awards may be granted to full-time or part-time employees, officers, non-employee directors, and consultants of the Company or any subsidiary or affiliate of the Company, including stock options, stock-only stock appreciation rights (“SOSARs”), restricted stock awards, restricted stock units (“RSUs”), performance share awards (“PSAs”), and other share-based awards. The Amended Plan was adopted primarily to increase the number of shares of Company common stock reserved for equity-based awards by 675,000 shares (in addition to any shares that remained available for awards under the Equity Plan as of the Effective Date and any shares subject to outstanding awards granted under the Equity Plan as of the Effective Date). As of September 30, 2023, there were 2,388,382 shares of common stock available for future issuance under the LTIP.
Pursuant to terms of the LTIP, we have issued to eligible participants RSUs, PSAs and SOSARs.
Restricted Stock Units and Performance Share Awards In the first nine months of 2023 and 2022, we granted RSUs and PSAs to employees under our LTIP. In both 2023 and 2022, 50% of fair value of the awards granted were RSUs, which vest based on the passage of time, generally over a graded three-year period or, in certain instances, the RSUs were cliff vesting after one or three years. The remaining 50% of the fair value of the awards granted in 2023 and 2022 were PSAs. The PSAs awarded vest based on either the achievement of cumulative financial performance targets covering a two-year period or based on the three-year total shareholder return relative to a broad market index. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance.
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
The following table summarizes RSU and PSA activity during periods indicated:

Units	2023	2022
Balance at January 1,	1,650,152	1,111,382
Granted	1,452,769	1,452,213
Forfeited	(460,218)	(570,959)
Shares delivered	(371,660)	(336,342)
Balance at September 30,	2,271,043	1,656,294
The amount granted in 2023 and 2022 includes 756,526 and 701,428, respectively, of PSAs exclusive of reinvested dividends.
The following table sets forth aggregate RSU and PSA compensation expense included in continuing operations for the periods indicated:

	September 30,
In thousands	2023	2022
Three months ended	$898	$(2,381)
Nine months ended	$2,205	$37

Stock-Only Stock Appreciation Rights Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. All SOSARs are vested and have a term of ten years. No SOSARs have been awarded since 2016.
The following table sets forth information related to outstanding SOSARs:

	2023		2022
	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	769,544	$21.34	1,079,113	$20.42
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled / forfeited	(238,025)	19.66	(309,569)	18.12
Outstanding at September 30,	531,519	$22.10	769,544	$21.34

11.RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans included in continuing operations.

	Three months ended September 30,		Nine months ended September 30,
In thousands	2023	2022	2023	2022
Pension Benefits
Service cost	$—	$—	$—	$—
Interest cost	347	244	1,120	658
Amortization of prior service cost	4	11	16	33
Amortization of actuarial loss	21	161	64	492
Pension settlement charge	—	—	633	—
Total net periodic benefit expense	$372	$416	$1,833	$1,183

Other Benefits
Service cost	$3	$—	$8	$—
Interest cost	44	33	133	98
Amortization of prior service cost	6	26	16	78
Amortization of actuarial gain	(14)	—	(39)	—
Total net periodic benefit expense	$39	$59	$118	$176

During the nine months ended September 30, 2023, we made a $5.8 million lump-sum payment to our former CEO under the terms of his non-qualified pension plan. In accordance with pension settlement accounting, we recorded a $0.6 million settlement charge reflecting the recognition of amounts previously included in accumulated other comprehensive income.
12.INCOME TAXES
Income taxes are recognized for the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
For the nine months ended September 30, 2023, we had a pretax loss from continuing operations of $56.1 million and income tax expense of $13.4 million. The effective income tax rate for the nine months ended September 30, 2023 was unfavorably impacted by the jurisdictional mix of pretax results among the Company and its subsidiaries and losses which generated no tax benefit in domestic and certain foreign jurisdictions.
For the nine months ended September 30, 2023, we recorded an increase in the valuation allowance of $18.3 million for U.S. federal and certain foreign jurisdictions against our net deferred tax assets. In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of the evidence indicated it is more likely than not that the deferred assets will not be realized.
As of September 30, 2023 and December 31, 2022, we had $58.8 million and $56.5 million, respectively, of gross unrecognized tax benefits. As of September 30, 2023, if such benefits were to be recognized, approximately $55.7 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.
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
The following table summarizes information included in continuing operations related to interest on uncertain tax positions:

	Nine months ended September 30,
In millions	2023	2022
Interest expense	$1.6	$0.5

	September 30, 2023	December 31, 2022
Accrued interest payable	$6.3	$4.8
Accrued penalties	2.9	3.0

13.INVENTORIES
Inventories, net of reserves, were as follows:

In thousands	September 30, 2023	December 31, 2022
Raw materials	$85,053	$109,166
In-process and finished	153,148	142,331
Supplies	63,659	57,939
Total	$301,860	$309,436

14.GOODWILL AND OTHER INTANGIBLE ASSETS
The following table sets forth changes in the amounts of goodwill and other intangible assets recorded by each of our segments during the periods indicated:

In thousands	December 31, 2022	Purchase price allocation adjustment	Translation	September 30, 2023
Goodwill
Airlaid Materials	$105,195	$—	$(469)	$104,726
Total	$105,195	$—	$(469)	$104,726
Other Intangible Assets	December 31, 2022	Amortization	Translation	September 30, 2023
Airlaid Materials
Tradename	$3,442	$—	$(23)	$3,419
Accumulated amortization	(739)	(131)	8	(862)
Net	2,703	(131)	(15)	2,557

Technology and related	17,512	—	(115)	17,397
Accumulated amortization	(5,437)	(872)	39	(6,270)
Net	12,075	(872)	(76)	11,127

Customer relationships and related	43,152	—	(156)	42,996
Accumulated amortization	(13,571)	(2,782)	117	(16,236)
Net	29,581	(2,782)	(39)	26,760

Spunlace
Products and Tradenames	27,290	—	315	27,605
Accumulated amortization	(1,759)	(947)	(96)	(2,802)
Net	25,531	(947)	219	24,803

Technology and related	14,372	—	166	14,538
Accumulated amortization	(1,455)	(914)	(188)	(2,557)
Net	12,917	(914)	(22)	11,981

Customer relationships and related	27,666	—	319	27,985
Accumulated amortization	(1,803)	(1,180)	3	(2,980)
Net	25,863	(1,180)	322	25,005

Total intangibles	133,434	—	506	133,940
Total accumulated amortization	(24,764)	(6,826)	(117)	(31,707)
Net intangibles	$108,670	$(6,826)	$389	$102,233

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
The following table sets forth information related to our leases as of the periods indicated.

Dollars in thousands	September 30, 2023	December 31, 2022
Right of use asset	$26,476	$25,420
Weighted average discount rate	3.62%	3.14%
Weighted average remaining maturity (years)	19.1	21.2
The following table sets forth operating lease expense for the periods indicated:

	September 30,
In thousands	2023	2022
Three months ended	$1,665	$1,431
Nine months ended	$5,058	$4,351
The following table sets forth required remaining future minimum lease payments during the years indicated:

In thousands
2023	$1,707
2024	5,643
2025	4,697
2026	2,727
2027	2,244
Thereafter	20,195

16.LONG-TERM DEBT
Long-term debt is summarized as follows:

In thousands	September 30, 2023	December 31, 2022
Revolving credit facility, due Sep 2026	$105,940	$118,685
4.750% Senior Notes, due Oct 2029	500,000	500,000
11.25% Term loan, due Mar 2029	259,862	—
Term loan, due Feb 2024	—	193,588
2.05% Term Loan, due Mar 2023	—	1,423
1.30% Term Loan, due Jun 2023	—	762
1.55% Term Loan, due Sep 2025	—	3,594
1.10% Term Loan, due Mar 2024	1,926	4,848
0.57% Term Loan, due Jul 2023	—	21,332
Total long-term debt	867,728	844,232
Less current portion	(1,926)	(40,435)
Unamortized deferred issuance costs	(17,938)	(10,545)
Long-term debt, net of current portion	$847,864	$793,252

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
As of September 30, 2023, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 3.1x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which is the termination of the agreement.

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
The Notes contain various covenants customary to indebtedness of this nature, including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Credit Agreement at maturity or a default under the Credit Agreement that accelerates the debt outstanding thereunder. As of September 30, 2023, we met all of the requirements of our debt covenants.
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
In 2021, Gernsbach also entered into two fixed-rate non-amortizing term loans with certain financial institutions. Similar to the IKB loans discussed above, the financial covenants of these borrowings are calculated by reference to the Credit Agreement. On February 28, 2023, one of these term loans for €20.0 million was fully extinguished. The remaining term loan has a principal balance of $1.9 million and matures in March 2024.
Aggregated unamortized deferred debt issuance costs incurred in connection with all of our outstanding debt totaled $17.9 million at September 30, 2023. The deferred costs are being amortized on a straight-line basis over the life of the underlying instruments. Amortization expense related to deferred debt issuance costs totaled $3.9 million and $1.9 million in 2023 and 2022, respectively.
The following schedule sets forth the amortization of our term loan agreements together with the maturity of our other long-term debt during the indicated year.

In thousands
2023	$963
2024	963
2025	—
2026	105,940
2027	—
Thereafter	759,862

Glatfelter Corporation guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.
As of September 30, 2023 and December 31, 2022, we had $5.3 million and $4.7 million, respectively, of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our Revolving Credit Facility, provide financial assurances for the performance of long-term monitoring activities associated with the Fox River environmental matter and for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

17.FAIR VALUE OF FINANCIAL INSTRUMENTS
The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their respective fair value. The following table sets forth carrying value and fair value of long-term debt:

	September 30, 2023		December 31, 2022
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, due Sep 2026	$105,940	$105,940	$118,685	$118,685
4.750% Senior Notes, due Oct 2029	500,000	330,000	500,000	301,250
11.25% Term loan, due Mar 2029	259,862	260,781	—	—
Term loan, due Feb 2024	—	—	193,588	188,998
2.05% Term Loan, due Mar 2023	—	—	1,423	1,418
1.30% Term Loan, Jun 2023	—	—	762	754
1.55% Term Loan, due Sep 2025	—	—	3,594	3,430
1.10% Term Loan, due Mar 2024	1,926	1,894	4,848	4,721
0.57% Term Loan, due Jul 2023	—	—	21,332	20,932
Total	$867,728	$698,615	$844,232	$640,188
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
Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of September 30, 2023, the maturity of currency forward contracts ranged from one month to 15 months.
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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	September 30, 2023	December 31, 2022
Derivative
Sell/Buy - sell notional
Euro / British Pound	12,679	18,961
Philippine Peso / Euro	183,120	—
U.S. Dollar / British Pound	26,817	34,501
U.S. Dollar / Euro	—	824
Canadian Dollar / U.S. Dollar	—	—

Sell/Buy - buy notional
Euro / Philippine Peso	1,044,331	1,030,114
British Pound / Philippine Peso	765,097	1,144,839
Euro / U.S. Dollar	93,831	78,435
U.S. Dollar / Canadian Dollar	31,158	36,423
British Pound / U.S. Dollar	8,335	—
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
Derivatives Designated as Hedging Instruments – Net Investment Hedge The €220 million Term Loan discussed in Note 16 – “Long-Term Debt” was designated as a net investment hedge of our Euro functional currency foreign subsidiaries and was extinguished on March 30, 2023 in conjunction with the amendment of the Credit Facility. During the first nine months of 2023 and 2022, we recognized a pre-tax loss of $3.7 million and a pre-tax gain of $27.5 million, respectively, on the remeasurement of the term loan from changes in currency exchange rates. Such amounts are recorded as a component of Other Comprehensive Income (Loss).
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
The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	September 30, 2023	December 31, 2022
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	14,100	28,600
Euro / British Pound	—	—
British Pound / Euro	3,100	2,800
U.S. Dollar / Swiss Franc	6,970	—
British Pound / Swiss Franc	1,930	2,535
Euro / Swiss Franc	1,270	—
Euro / U.S. Dollar	9,740	9,630
U.S Dollar / Philippine Peso	7,200	—

Sell/Buy - buy notional
Euro / U.S. Dollar	4,500	2,900
British Pound / Euro	2,700	15,950
Swiss Franc / Euro	—	2,250
Swiss Franc / U.S. Dollar	—	930
Chinese Yuan / U.S. Dollar	—	4,400
These contracts have maturities of one month from the date originally entered into.
Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$2,076	$1,795	$438	$2,368

Not designated as hedging:
Forward foreign currency exchange contracts	$430	797	$899	$317
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
The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2023	2022	2023	2022
Designated as hedging:
Forward foreign currency exchange contracts:
Cost of products sold	$(261)	$(2,275)	$(1,579)	$(5,044)
Interest expense	—	(173)	—	(162)

Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$250	$1,253	$32	$2,982
The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance-sheet item.
A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss), before taxes, is as follows:

In thousands	2023	2022
Balance at January 1,	$242	$2,889
Deferred gains on cash flow hedges	3,128	9,578
Reclassified to earnings	(1,579)	(5,206)
Balance at September 30,	$1,791	$7,261
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

Cost estimates Our remaining obligations under the OU1 consent decree consist of long-term monitoring and maintenance. Furthermore, we are primarily responsible for long-term monitoring and maintenance in OU2-OU4a over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. In 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. We are obligated to make the regular payments under that fixed-price contract until the remaining amount due is less than the OU1 escrow account balance. We are permitted to pay for this contract using the remaining balance of the escrow account established by us and WTM I Company (“WTM I”) another PRP, under the OU1 consent decree during any period that the balance in the escrow account exceeds the amount due under our fixed-price contract. As of September 30, 2023, the balance in the escrow is less than amounts due under the fixed-price contract by approximately $1.1 million. Our obligation to pay this difference is secured by a letter of credit.
At September 30, 2023, the escrow account balance totaled $8.9 million which is included in the condensed consolidated balance sheet under the caption “Other assets.”
Under the consent decree, we are responsible for reimbursement of government oversight costs paid from October 2018 and later over approximately the next 30 years. We anticipate that oversight costs will decline as activities at the site have transitioned from remediation to long-term monitoring and maintenance.
Reserves for the Site Our reserve for past and future government oversight costs and long-term monitoring and maintenance totaled $14.0 million at September 30, 2023, of which $2.0 million is recorded in the accompanying September 30, 2023 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $12.0 million is recorded under the caption “Other long-term liabilities.”
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

20.SEGMENT INFORMATION
The following tables set forth financial and other information by segment for the period indicated:

	Three months ended September 30,		Nine months ended September 30,
Dollars in thousands	2023	2022	2023	2022
Net Sales
Airlaid Material	$147,014	$154,351	$458,966	$447,523
Composite Fibers	109,715	128,269	368,031	387,436
Spunlace	73,791	89,160	239,934	282,464
Inter-segment sales elimination	(599)	—	(1,797)	—
Total	$329,921	$371,780	$1,065,134	$1,117,423

Operating income (loss)
Airlaid Material	$11,196	$16,553	$34,836	$40,718
Composite Fibers	7,268	6,636	14,293	12,080
Spunlace	(1,053)	(4,671)	(4,390)	(8,051)
Other and unallocated	(14,758)	(52,585)	(46,458)	(185,779)
Total	$2,653	$(34,067)	$(1,719)	$(141,032)

Depreciation and amortization
Airlaid Material	$7,553	$7,400	$22,876	$22,571
Composite Fibers	3,898	3,961	11,760	15,276
Spunlace	3,289	2,954	9,857	8,813
Other and unallocated	953	1,231	2,901	3,822
Total	$15,693	$15,546	$47,394	$50,482

Capital expenditures
Airlaid Material	$2,625	$1,925	$7,039	$7,457
Composite Fibers	2,579	2,462	8,352	12,720
Spunlace	2,271	1,341	7,481	5,227
Other and unallocated	296	1,659	2,357	4,680
Total	$7,771	$7,387	$25,229	$30,084

Tons shipped (metric)
Airlaid Material	40,076	41,925	119,149	125,658
Composite Fibers	22,188	24,958	71,972	77,415
Spunlace	14,436	17,674	46,047	57,768
Inter-segment sales elimination	(328)	—	(925)	—
Total	76,372	84,557	236,243	260,841
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
i.risks related to the military conflict between Russia and Ukraine and related sanctions and its impact on our production, sales, supply chain, cost of energy, and availability of energy due to natural gas supply issues into Europe;
ii.disruptions of our global supply chain, including the availability of key raw materials and transportation for the delivery of critical inputs and of products to customers, and the increase in the costs of transporting materials and products;
iii.risks associated with our ability to increase selling prices quickly or sufficiently enough to recover rapid cost inflation in our raw materials, energy, freight and other costs, and the potential reduction or loss of sales due to price increases;
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
RESULTS OF OPERATIONS

Nine months ended September 30, 2023 versus the nine months ended September 30, 2022
Overview For the first nine months of 2023, we reported a loss from continuing operations of $69.5 million, or $1.54 per share compared with a loss of $160.0 million or $3.57 per share in the year earlier period. The following table sets forth summarized consolidated results of operations:

	Nine months ended September 30,
In thousands, except per share	2023	2022
Net sales	$1,065,134	$1,117,423
Gross profit	98,834	106,446
Operating loss	(1,719)	(141,032)
Continuing operations
Loss	(69,493)	(160,004)
Loss per share	(1.54)	(3.57)
Net loss	(70,387)	(159,875)
Loss per share	(1.56)	(3.57)
The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect the impact of a number of significant items including the loss on sale of our Ober-Schmitten operations, debt refinancing, turnaround strategy costs, strategic initiatives, and CEO transition costs, among others. Our operating results for the first nine months of 2023 reflect: i) the impact of market softness and customer destocking resulting in lower sales volumes and sales, as well as, lower production to manage inventory levels, ii) higher interest expense stemming from the debt refinancing in the first quarter of 2023, iii) costs incurred related to the divestiture of our Ober-Schmitten, Germany facility and our turnaround strategy.
In addition to the results reported in accordance with GAAP, we evaluate our performance using financial metrics not calculated in accordance with GAAP, including adjusted earnings and adjusted earnings before interest expense, interest income, income taxes, depreciation and amortization and share-based compensation (“Adjusted EBITDA”). On an adjusted earnings basis, a non-GAAP measure, we had an adjusted loss from continuing operations of $36.7 million, or $0.81 per share for the first nine months of 2023, compared with a loss of $12.1 million, or $0.27 per share, a year ago. Our Adjusted EBITDA, also a non-GAAP measure, was $67.5 million for the nine months ended September 30, 2023 as compared to $76.6 million for the same period in 2022. We disclose this information to allow investors to evaluate our performance exclusive of certain items that impact the comparability of results from period to period and we believe it is helpful in understanding underlying operating trends and cash flow generation.
Adjusted earnings consists of net income determined in accordance with GAAP adjusted to exclude the impact of the following:
Goodwill and other asset impairment charges. This adjustment represents non-cash charges recorded to reduce the carrying amount of certain long-lived assets of our Dresden, Germany facility and goodwill of our Composite Fibers and Spunlace reporting segments.
Turnaround strategy costs. This adjustment reflects costs incurred in connection with the Company's turnaround strategy initiated in 2022 under its new chief executive officer to drive operational and financial improvement. These costs are primarily related to professional services fees and employee separation costs.
Russia/Ukraine conflict charges. This adjustment represents a non-cash charge recorded to reduce the carrying amount of accounts receivable and inventory directly related to the Russia/Ukraine military conflict and related sanctions.

Strategic initiatives. These adjustments primarily reflect professional and legal fees incurred directly related to evaluating and executing certain strategic initiatives including costs associated with acquisitions, related integrations, and charges incurred to step-up acquired inventory to fair-value.
Ober-Schmitten divestiture costs. This adjustment reflects the loss on sale of the Ober-Schmitten, Germany operations and professional and other costs directly associated with the sale, and previously anticipated closure, of the facility.
Debt refinancing costs. Represents charges to write-off unamortized debt issuance costs in connection with the extinguishment of the Company’s €220.0 million Term Loan and IKB loans, as well as the amendment to the Company's credit facility. These costs also include an early repayment penalty related to the extinguishment of the IKB loans.
CEO transition costs. This adjustment reflects a costs associated with the separation of our former CEO, including a non-cash pension settlement charge related to a lump-sum distribution made in Q1 2023 under the terms of his non-qualified pension plan agreement.
Corporate headquarters relocation. These adjustments reflect costs incurred in connection with the strategic relocation of the Company’s corporate headquarters to Charlotte, NC. The costs are primarily related to employee relocation costs and exit costs at the former corporate headquarters.
Cost optimization actions. These adjustments reflect charges incurred in connection with initiatives to optimize the cost structure of the Company, improve efficiencies or other objectives. Such actions may include asset rationalization, headcount reductions, or similar actions. These adjustments, which have occurred at various times in the past, are irregular in timing and relate to specific identified programs to reduce or optimize the cost structure of a particular operating segment or a corporate function.
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
The following table sets forth the reconciliation of net loss to adjusted loss from continuing operations for the periods indicated:

	Nine months ended September 30,
	2023		2022
In thousands, except per share	Amount	EPS	Amount	EPS
Net loss	$(70,387)	$(1.56)	$(159,875)	$(3.57)
Exclude: Loss (income) from discontinued operations, net of tax	894	0.02	(129)	—
Loss from continuing operations	(69,493)	(1.54)	(160,004)	(3.57)
Adjustments (pre-tax):
Goodwill and other asset impairment charges (1)	—		159,890
Turnaround strategy costs (2)	7,054		—
Russia/Ukraine conflict charges (3)	—		3,948
Strategic initiatives (4)	2,158		4,687
Ober-Schmitten divestiture(5)	18,797		—
Debt refinancing (6)	1,883		—
CEO transition costs (7)	579		1,489
Corporate headquarters relocation	—		343
Cost optimization actions (8)	—		941
COVID-19 ERC recovery (9)	(233)		—
Timberland sales and related costs	(1,305)		(2,962)
Total adjustments (pre-tax)	28,933		168,336
Income taxes (10)	867		(20,694)
Other tax adjustments (11)	3,005		301
Total after-tax adjustments	32,805	0.73	147,943	3.30
Adjusted loss from continuing operations	$(36,688)	$(0.81)	$(12,061)	$(0.27)

(1)Reflects goodwill impairment charge of $56.1 million related to our Composite Fibers segment and other asset impairment charges of $61.3 million related to our Dresden asset group recognized in Q1 2022. An additional goodwill impairment charge of $42.5 million related to our Spunlace segment was recognized in Q3 2022.
(2)Reflects employee separation costs of $4.3 million and $2.7 million in professional fees.
(3)Reflects bad debt expense charges of $2.9 million and inventory reserves charges of $1.0 million recognized in Q1 2022.
(4)For 2023, primarily reflects integration activities including consulting and legal fees of $1.2 million, the write-off of construction in process asset deemed unusable of $0.5 million, employee separation costs of $0.1 million, and other costs of $0.4 million. For 2022, primarily reflects professional services fees (including legal, audit, valuation specialists and consulting) of $3.3 million, employee separation and other costs of $1.4 million and other costs, all of which are directly related to acquisitions.
(5)Reflects disposal costs of $17.8 million, legal fees of $0.5 million, employee separation costs of $0.1 million, and other costs of $0.4 million in connection with the closure of the Ober-Schmitten facility.
(6)Reflects $1.8 million write-off of deferred debt issuance costs in connection with the Company’s debt refinancing in Q1 2023, and $0.1 million in early repayment penalties and write-off of unamortized financing fees on the IKB loans.
(7)For 2023, primarily reflects pension settlement charge related to the former CEO's separation. For 2022, reflects cash severance and transition related costs of $4.6 million partially offset by a $3.1 million non-cash benefit related to the forfeiture of stock-based compensation awards.
(8)Primarily reflects employee separation costs of $0.4 million, equipment write-down of $0.4 million and other costs of $0.1 million directly associated with closure of a synthetic fiber production facility in the U.K.
(9)Reflects $0.3 million of interest income on employee retention credits claimed under the CARES Act of 2020 and the subsequent related amendments, offset by professional fees of less than $0.1 million.
(10)Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated. For items originating in the U.S., no tax effect is recognized due to the previously established valuation allowance on the net deferred tax assets.
(11)Tax effect of applying certain provisions of the CARES Act of 2020. The amount in 2023 also includes $2.4 million of valuation allowance added to deferred tax asset related to the Ober-Schmitten facility.

The following table sets forth the reconciliation of net loss to adjusted EBITDA for the periods indicated:

Adjusted EBITDA	Nine months ended September 30,
In thousands	2023	2022

Net loss	$(70,387)	$(159,875)
Exclude: Loss (income) from discontinued operations, net of tax	894	(129)
Add back: Taxes on continuing operations	13,421	(8,569)
Depreciation and amortization	47,394	50,482
Interest expense, net	46,082	23,526
EBITDA	37,404	(94,565)
Adjustments:
Goodwill and other asset impairment charges	—	159,890
Turnaround strategy costs	7,566	—
Russia/Ukraine conflict charges	—	3,948
Strategic initiatives	2,158	4,687
Ober-Schmitten divestiture	18,797	—
Debt refinancing	59	—
CEO transition costs	579	4,592
Corporate headquarters relocation	—	343
Share-based compensation	2,205	37
Cost optimization actions, excluding accelerated depreciation	—	589
COVID-19 ERC recovery	41	—
Timberland sales and related costs	(1,305)	(2,962)
Adjusted EBITDA	$67,504	$76,559
EBITDA is a measure used by management to assess our operating performance and is calculated using income (loss) from continuing operations and excludes interest expense, interest income, income taxes, and depreciation and amortization. Adjusted EBITDA is calculated using EBITDA and further excludes certain items management considers to be unrelated to the company’s core operations. The adjustments include, among others, goodwill and other asset impairment charges, the costs of strategic initiatives, turnaround strategy costs, Ober-Schmitten divestiture costs, CEO transition costs, and share-based compensation expense, as well as the elimination of gains from sales of timberlands, among others. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing operating performance.

Segment Financial Performance

	Nine months ended September 30,
Dollars in thousands	2023	2022
Net Sales
Airlaid Material	$458,966	$447,523
Composite Fibers	368,031	387,436
Spunlace	239,934	282,464
Inter-segment sales elimination	(1,797)	—
Total	$1,065,134	$1,117,423

Operating income (loss)
Airlaid Material	$34,836	$40,718
Composite Fibers	14,293	12,080
Spunlace	(4,390)	(8,051)
Other and unallocated	(46,458)	(185,779)
Total	$(1,719)	$(141,032)

Depreciation and amortization
Airlaid Material	$22,876	$22,571
Composite Fibers	11,760	15,276
Spunlace	9,857	8,813
Other and unallocated	2,901	3,822
Total	$47,394	$50,482

Capital expenditures
Airlaid Material	$7,039	$7,457
Composite Fibers	8,352	12,720
Spunlace	7,481	5,227
Other and unallocated	2,357	4,680
Total	$25,229	$30,084

Tons shipped (metric)
Airlaid Material	119,149	125,658
Composite Fibers	71,972	77,415
Spunlace	46,047	57,768
Inter-segment sales elimination	(925)	—
Total	236,243	$260,841
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

Sales and Costs of Products Sold

	Nine months ended September 30,
In thousands	2023	2022	Change
Net sales	$1,065,134	$1,117,423	$(52,289)
Costs of products sold	966,300	1,010,977	(44,677)
Gross profit	$98,834	$106,446	$(7,612)
Gross profit as a percent of Net sales	9.3%	9.5%
The following table sets forth the contribution to consolidated net sales by each segment:

	Nine months ended September 30,
Percent of Total	2023	2022
Segment
Airlaid Materials	43.1%	40.0%
Composite Fibers	34.4	34.7
Spunlace	22.5	25.3
Total	100.0%	100.0%

Net sales totaled $1,065.1 million and $1,117.4 million in the first nine months of 2023 and 2022, respectively. Net sales for Airlaid Materials increased by 1.9% on a constant currency basis. Net Sales for Composite Fibers and Spunlace decreased by 5.5% and 15.2% on a constant currency basis.

Airlaid Materials’ net sales increased $11.4 million in the year-over-year comparison mainly driven by higher selling prices from cost-pass-through arrangements with customers and pricing actions to recover significant inflation in raw materials and energy. Shipments were 5.2% lower mainly due to food pads, baby diapers and feminine hygiene categories and currency translation was favorable by $3.0 million.

Airlaid Materials’ first nine months operating income of $34.8 million was $5.9 million lower when compared to the first nine months of 2022. Lower shipments lowered results by $3.2 million. Selling price increases and energy surcharges of $27.3 million more than offset higher raw material and energy costs of $26.8 million. For the first nine months of 2023, primary raw material input costs increased $26 million, or 12%, and energy costs increased $1 million, or 3%, compared to the same nine months of 2022. The increase in primary raw material input costs was approximately in-line with broader market indices, and energy prices were less volatile with the government legislation in Europe capping energy prices. We expect prices for both energy and raw materials to continue to decline in the fourth quarter. As of September 30, 2023, Airlaid Materials had approximately 79% of its net sales with contracts with pass-through provisions. Operations were unfavorable by $5.6 million mainly driven by lower production to manage customer demand as some customers slowed ordering patterns to manage inventory levels built up at the end of 2022 to avoid anticipated energy and supply chain disruptions in the beginning of 2023. The impact of currency and related hedging positively impacted earnings by $2.4 million. The primary drivers of the change in Airlaid Materials’ operating income are summarized in the following chart (presented in millions):

Composite Fibers’ net sales was $19.4 million lower in the first nine months of 2023 compared to the year-ago period. Shipments were 7.0% lower mainly due to metallized products and composite laminates categories and currency translation was favorable by $1.7 million.

Composite Fibers had operating income for the first nine months of $14.3 million compared with operating income of $12.1 million in the first nine months of 2022. Higher selling prices and energy surcharges more than offset the continued inflation in energy, raw material, and freight and was a net favorable benefit to results of $9.8 million. For the first nine months of 2023, energy costs increased $1.7 million, or 3%, and primary raw material input costs increased $3.8 million, or 3%, compared to the same nine months of 2022. The increase in primary raw material input costs was approximately in-line with broader market indices, and energy prices were less volatile with the government legislation in Europe capping energy prices. We expect prices for both energy and raw materials to continue to decline in the fourth quarter. As of September 30, 2023, Composite Fibers had approximately 47% of its net sales with contracts with pass-through provisions. Operations was unfavorable by $0.3 million mainly driven by lower production volume to match customer demand and manage inventory levels, largely offset by cost savings from headcount reduction actions taken related to the turnaround strategy, lower energy consumption due to lower production volume and lower depreciation expense due to the Dresden and Ober-Schmitten asset impairments in 2022. The Ober-Schmitten site negatively impacted year-over-year results by $5.7 million. The impact of currency and related hedging negatively impacted earnings by $0.2 million. The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart (presented in millions):
Spunlace’s net sales was $42.5 million lower in the first nine months of 2023 compared to the year-ago period. Shipments were 20.3% lower mainly due to beauty care, critical cleaning and hygiene categories and currency translation was favorable by $0.4 million.

Spunlace had an operating loss of $4.4 million in the first nine months of this year compared with an operating loss of $8.1 million in the first nine months of 2022. Higher selling prices and energy surcharges were partially offset by higher raw material and energy costs favorably impacting earnings by $9.7 million. For the first nine months of 2023, primary raw material input costs increased $5.8 million, or 4%, and energy costs decreased $3.3 million, or 14%, compared to the same nine months of 2022. The increase in primary raw material input costs was approximately in-line with broader market indices, and energy prices were less volatile with the government legislation in Europe capping energy prices. We expect prices for both energy and raw materials to continue to decline in the fourth quarter. Volume was unfavorable by $5.3 million driven by lower shipments in almost all categories. As of September 30, 2023, Spunlace had approximately 38% of its net sales with contracts with pass-through provisions. The primary drivers of the change in Spunlace’s operating income are summarized in the following chart (presented in millions):
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
During the third quarter of 2022, we recognized a non-cash goodwill impairment charge for our Spunlace segment of $42.5 million stemming from inflationary challenges at the time and our selling price increases having been insufficient to offset the impact of inflation. Furthermore, the Spunlace segment had been impacted by unexpected supply chain and other operational issues which, in combination with commercial issues, resulted in an unexpected increase in operating losses.
Other and Unallocated The amount of net operating expenses not allocated to an operating segment, and reported as “Other and Unallocated” in our table of Segment Financial Performance, totaled $46.5 million in the first nine months of 2023 compared with $185.8 million in the same period a year ago. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the first nine months of 2023 increased $2.4 million compared to the same period in 2022 mainly driven by higher professional services costs, higher travel costs and wage inflation.

Income Taxes For the nine months ended September 30, 2023, we recorded a $13.4 million income tax provision on a pretax loss of $56.1 million from continuing operations. The comparable amounts for 2022 were $8.6 million income tax benefit on a pre-tax loss of $168.6 million. The income tax provision in both periods reflects valuation allowances recorded for the operating losses in the U.S. and certain foreign jurisdictions for which no income tax benefit was recorded. The income tax benefit in 2022 also includes deferred tax benefits associated with the asset impairment charges and related bad debt and inventory reserves.
Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom, Spain, and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany, France and Spain, it is the euro, in the UK, it is the British pound sterling, and in the Philippines the functional currency is the peso. On an annual basis, our euro denominated net sales exceeds euro expenses by an estimated €190 million. For the first nine months of 2023, the average currency exchange rate was 1.08 dollar/euro compared with 1.07 in the same period of 2022. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first nine months of 2023.

In thousands	Nine months ended September 30,
Favorable (unfavorable)
Net sales	$5,080
Costs of products sold	(2,442)
SG&A expenses	(325)
Income taxes and other	41
Net loss	$2,354
The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2023 were the same as 2022. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Three months ended September 30, 2023 versus the three months ended September 30, 2022
Overview For the third quarter of 2023, we reported a loss from continuing operations of $19.7 million, or $0.43 per share compared with a loss of $49.3 million or $1.10 per share in the same period in 2022. The following table sets forth summarized consolidated results of operations:

	Three months ended September 30,
In thousands, except per share	2023	2022
Net sales	$329,921	$371,780
Gross profit	44,487	37,384
Operating income (loss)	2,653	(34,067)
Continuing operations
Loss	(19,680)	(49,254)
Loss per share	(0.43)	(1.10)
Net loss	(19,863)	(49,496)
Loss per share	(0.43)	(1.11)
The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect the impact of a number of significant items including the loss on sale of our Ober-Schmitten operations, debt refinancing, turnaround strategy costs, strategic initiatives, and CEO transition costs, among others. Our operating results for the three months ended September 30, 2023 reflect: i) the impact of market softness and customer destocking resulting in lower sales volumes and sales, as well as, lower production, ii) higher interest expense stemming from the debt refinancing in the first quarter of 2023, iii) costs incurred related to the sale of our Ober-Schmitten, Germany operations and our turnaround strategy.
In addition to the results reported in accordance with GAAP, we evaluate our performance using financial metrics not calculated in accordance with GAAP, including adjusted earnings and adjusted earnings before interest expense, interest income, income taxes, depreciation and amortization and share-based compensation (“Adjusted EBITDA”). On an adjusted earnings basis, a non-GAAP measure, we had an adjusted loss from continuing operations of $10.4 million, or $(0.23) per share for the third quarter of 2023, compared with a loss of $4.3 million, or $(0.10) per share, a year ago. Our Adjusted EBITDA, also a non-GAAP measure, was $25.5 million for the three months ended September 30, 2023 as compared to $26.3 million for the same period in 2022. We disclose this information to allow investors to evaluate our performance exclusive of certain items that impact the comparability of results from period to period and we believe it is helpful in understanding underlying operating trends and cash flow generation.
Adjusted earnings and adjusted earnings per share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP.
The following table sets forth the reconciliation of net loss to adjusted loss from continuing operations for the periods indicated:

	Three months ended September 30,
	2023		2022
In thousands, except per share	Amount	EPS	Amount	EPS
Net loss	$(19,863)	$(0.43)	$(49,496)	$(1.11)
Exclude: Loss (income) from discontinued operations, net of tax	183	—	242	0.01
Loss from continuing operations	(19,680)	(0.43)	(49,254)	(1.10)
Adjustments (pre-tax):
Goodwill and other asset impairment charges	—		42,541
Turnaround strategy costs (1)	372		—
Strategic initiatives (2)	488		2,199
Ober-Schmitten divestiture costs (3)	8,055		—
CEO transition costs (4)	(54)		1,489
Corporate headquarters relocation	—		120
Timberland sales and related costs	(688)		—
Total adjustments (pre-tax)	8,173		46,349
Income taxes (5)	928		(1,527)
Other tax adjustments (6)	207		126
Total after-tax adjustments	9,308	0.21	44,948	1.00
Adjusted loss from continuing operations	$(10,372)	$(0.23)	$(4,306)	$(0.10)

(1)Reflects employee separation costs of $0.4 million.
(2)For 2023, primarily reflects professional fees (tax and IT) of $0.4 million and other costs of $0.1 million. For 2022, primarily reflects professional services fees (including legal, audit, valuation specialists and consulting) of $1.6 million, employee separation and other costs of $0.6 million and other costs, all of which are directly related to acquisitions.
(3)Reflects loss on sale of $17.8 million partially offset by a benefit of $10.3 million related to the reversal of employee separation expenses recorded in Q2 2023 in anticipation of the closure of the facility, and legal fees of $0.5 million.
(4)For 2023, reflects pension settlement benefit of $0.1 million related to the former CEO's separation. For 2022, reflects cash severance and transition related costs of $4.6 million partially offset by a $3.1 million non-cash benefit related to the forfeiture of stock-based compensation awards.
(5)Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated. For items originating in the U.S., no tax effect is recognized due to the previously established valuation allowance on the net deferred tax assets.
(6)Tax effect of applying certain provisions of the CARES Act of 2020.

The following table sets forth the reconciliation of net loss to adjusted EBITDA for the periods indicated:

Adjusted EBITDA	Three months ended September 30,
In thousands	2023	2022

Net loss	$(19,863)	$(49,496)
Exclude: Loss from discontinued operations, net of tax	183	242
Add back: Taxes on continuing operations	3,328	4,920
Depreciation and amortization	15,693	15,546
Interest expense, net	17,057	8,047
EBITDA	16,398	(20,741)
Adjustments:
Goodwill and other asset impairment charges	—	42,541
Turnaround strategy costs	370	—
Strategic initiatives	488	2,199
Ober-Schmitten divestiture	8,055	—
CEO transition costs	(54)	4,592
Corporate headquarters relocation	—	120
Share-based compensation	898	(2,382)
Timberland sales and related costs	(688)	—
Adjusted EBITDA	$25,467	$26,329
EBITDA is a measure used by management to assess our operating performance and is calculated using income (loss) from continuing operations and excludes interest expense, interest income, income taxes, and depreciation and amortization. Adjusted EBITDA is calculated using EBITDA and further excludes certain items management considers to be unrelated to the company’s core operations. The adjustments include, among others, Ober-Schmitten divestiture costs, turnaround strategy costs, strategic initiative costs, corporate headquarters relocation expenses, and share-based compensation expense. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing operating performance.

Segment Financial Performance

	Three months ended September 30,
Dollars in thousands	2023	2022
Net Sales
Airlaid Material	$147,014	$154,351
Composite Fibers	109,715	128,269
Spunlace	73,791	89,160
Inter-segment sales elimination	(599)	—
Total	$329,921	$371,780

Operating income (loss)
Airlaid Material	$11,196	$16,553
Composite Fibers	7,268	6,636
Spunlace	(1,053)	(4,671)
Other and unallocated	(14,758)	(52,585)
Total	$2,653	$(34,067)

Depreciation and amortization
Airlaid Material	$7,553	$7,400
Composite Fibers	3,898	3,961
Spunlace	3,289	2,954
Other and unallocated	953	1,231
Total	$15,693	$15,546

Capital expenditures
Airlaid Material	$2,625	$1,925
Composite Fibers	2,579	2,462
Spunlace	2,271	1,341
Other and unallocated	296	1,659
Total	$7,771	$7,387

Tons shipped (metric)
Airlaid Material	40,076	41,925
Composite Fibers	22,188	24,958
Spunlace	14,436	17,674
Inter-segment sales elimination	(328)	—
Total	76,372	$84,557
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

Sales and Costs of Products Sold

	Three months ended September 30,
In thousands	2023	2022	Change
Net sales	$329,921	$371,780	$(41,859)
Costs of products sold	285,434	334,396	(48,962)
Gross profit	$44,487	$37,384	$7,103
Gross profit as a percent of Net sales	13.5%	10.1%
The following table sets forth the contribution to consolidated net sales by each segment:

	Three months ended September 30,
Percent of Total	2023	2022
Segment
Airlaid Materials	44.6%	41.5%
Composite Fibers	33.0	34.5
Spunlace	22.4	24.0
Total	100.0%	100.0%
Net sales totaled $329.9 million and $371.8 million in the three months ended September 30, 2023 and 2022, respectively. Net sales for Airlaid Materials, Composite Fibers and Spunlace decreased by 7.9%, 19.5% and 18.7%, respectively, on a constant currency basis.

Airlaid Materials’ third quarter net sales decreased $7.3 million in the year-over-year comparison mainly driven by lower selling prices from cost pass-through arrangements and lower energy surcharges in Europe as both raw materials and energy input costs declined compared to last year. Shipments were 4.4% lower mainly in feminine hygiene and table top categories due to European market weakness and customer shift to alternate substrates to manage input costs. Currency translation was favorable by $4.8 million.

Airlaid Materials’ third quarter operating income of $11.2 million was $5.4 million lower when compared to the third quarter of 2022. Shipments were lower primarily in the feminine hygiene and table top categories lowering results by $2.0 million. Selling price was $4.9 million lower compared the third quarter of 2022 due to the lower raw materials costs pass-through, selected pricing actions to retain volume, and lower energy surcharges. Raw material and energy costs were favorable $2.7 million. In the three months ended September 30, 2023, primary raw material input costs decreased $2.2 million, or 3%, and energy costs was in-line with the second quarter of 2022. The decrease in primary raw material input costs was approximately in-line with broader market indices and energy prices were less volatile with the government legislation in Europe capping energy prices. We expect prices for both energy and raw materials to steadily decline in the fourth quarter of 2023. As of September 30, 2023, Airlaid Materials had approximately 79% of its net sales with contracts with pass-through provisions. Operations were unfavorable by $1.9 million primarily due to lower production and higher operational spending. The impact of currency and related hedging positively impacted earnings by $0.7 million. The primary drivers of the change in Airlaid Materials’ operating income are summarized in the following chart (presented in millions):

Composite Fibers’ revenue was $18.6 million lower in the third quarter of 2023, compared to the year-ago quarter due to lower selling prices of $2.1 million, the sale of Ober-Schmitten mid-quarter this year, and lower overall shipments down 11.1%. Currency translation was favorable by $6.3 million.

Composite Fibers had operating income for the third quarter of $7.3 million compared with operating income of $6.6 million in the third quarter of 2022. Lower energy and raw material costs more than offset the decline in selling prices and energy surcharges and was a net favorable benefit to results of $4.7 million. The strong wallcover shipments were more than offset by lower shipments of higher margin food and beverage and composite laminates categories that negatively impacted income by $4.3 million. In the third quarter of 2023, energy costs decreased $1 million, or 5%, and primary raw material input costs decreased $5.8 million, or 12%, compared to the third quarter of 2022. The decrease in primary raw material input costs was approximately in-line with broader market indices and energy prices were less volatile with the government legislation in Europe capping energy prices. We expect prices for both energy and raw materials to steadily decline in the fourth quarter of 2023. As of September 30, 2023, freight inflation reported as part of raw material, energy and other inflation decreased as global supply chain disruptions experienced in 2022 significantly improved in 2023. As of September 30, 2023, Composite Fibers had approximately 47% of its net sales with contracts with pass-through provisions. During the three months ended September 30, 2023, operations were favorable compared to the third quarter of 2022 by $0.6 million mainly driven by benefits from the Turnaround Strategy, partially offset by lower production. The Ober-Schmitten site negatively impacted year-over-year results by $1.2 million. The impact of currency and related hedging negatively impacted earnings by $0.3 million. The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart (presented in millions):
Spunlace’s revenue was $15.4 million lower in the third quarter of 2023, compared to the year-ago quarter mainly driven by lower shipments of 18.3% and lower selling prices of $0.6 million which were partially offset by favorable currency translation of $1.3 million.

Spunlace had an operating loss of $1.1 million in the third quarter of this year compared with an operating loss of $4.7 million in the third quarter of 2022. In the third quarter of 2023, primary raw material input costs decreased by 2.8 million, or 6%, and energy costs decreased $1.8 million, or 22%, compared to the third quarter of 2022. The decrease in primary raw material input costs was approximately in-line with broader market indices and energy prices were less volatile with the government legislation in Europe capping energy prices. We expect prices for both energy and raw materials to steadily decline in the fourth quarter of 2023. Volume was unfavorable $1.6 million driven by lower shipments in all categories. As of September 30, 2023, Spunlace had approximately 38% of its net sales with contracts with pass-through provisions. Operations were favorable by $0.7 million from headcount actions taken in 2022, which resulted in lower overall spending and other cost improvements as a result of the turnaround strategy. The impact of currency positively impacted earnings by $0.4 million. The primary drivers of the change in Spunlace’s operating income are summarized in the following chart (presented in millions):
Other and Unallocated The amount of net operating expenses not allocated to an operating segment, and reported as “Other and Unallocated” in our table of Segment Financial Performance, totaled $14.8 million in the third quarter of 2023 compared with $52.6 million in the same period a year ago. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the third quarter of 2023 increased $0.4 million compared to the third quarter of 2022 which includes a $1.2 million charge in 2023 for costs associated with a supplier’s raw material defect, partially offset by benefits from headcount actions related to the turnaround strategy and lower professional costs.

Income taxes In the third quarter of 2023, our U.S. GAAP pre-tax loss from continuing operations totaled $16.4 million and we recorded an income tax expense of $3.3 million which primarily related to the tax provision for foreign jurisdictions, reserves for uncertain tax positions, and valuation allowances for domestic and foreign jurisdiction losses for which no tax benefit could be recognized. The comparable amounts in the same quarter of 2022 were a pre-tax loss of $44.3 million and an income tax provision of $4.9 million.
Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom, Spain, and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany, France and Spain, it is the euro, in the UK, it is the British pound sterling, and in the Philippines the functional currency is the peso. On an annual basis, our euro denominated net sales exceeds euro expenses by an estimated €190 million. For the three months ended September 30, 2023, the average currency exchange rate was 1.09 dollar/euro compared with 1.01 in the same period of 2022. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the third quarter of 2023.

In thousands	Three months ended September 30,
Favorable (unfavorable)
Net sales	$11,110
Costs of products sold	(10,171)
SG&A expenses	(751)
Income taxes and other	—
Net loss	$188
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
LIQUIDITY AND CAPITAL RESOURCES
Our business requires significant expenditures for new or enhanced equipment, to support our research and development efforts, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Nine months ended September 30,
In thousands	2023	2022
Cash, cash equivalents and restricted cash at the beginning of period	$119,162	$148,814
Cash provided (used) by
Operating activities	(41,955)	(64,353)
Investing activities	(28,694)	(25,502)
Financing activities	10,987	52,084
Effect of exchange rate changes on cash	(143)	(6,760)
Change in cash and cash equivalents from discontinued operations	(734)	45
Net cash used	(60,539)	(44,486)
Cash, cash equivalents and restricted cash at the end of period	58,623	104,328
Less: restricted cash in Prepaid and other current assets	(3,600)	(2,000)
Less: restricted cash in Other assets	(2,282)	(6,993)
Cash and cash equivalents at the end of period	$52,741	$95,335
At September 30, 2023, we had $52.7 million in cash and cash equivalents (“cash”) held by both domestic and foreign subsidiaries. Approximately 99.0% of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes.
Cash used by operating activities in the first nine months of 2023 totaled $42.0 million compared with $64.4 million in the same period a year ago. The decrease in cash used was primarily due to a decrease in working capital usage of approximately $55.7 million, primarily due to: i) accounts receivable, which was driven by higher accounts receivables in the first nine months of 2022 due in part to the termination of the Spunlace factoring program in the U.S., improved collections, and lower sales in 2023, ii) inventory, which was driven by higher inventory values in 2022 due to raw material and energy inflation and lower raw material levels in 2023, partially offset by, iii) accounts payable which declined in 2023 due to inflationary impacts in 2022 and tighter credit terms by vendors. Cash outflows for prepaid and other current assets increased $20.9 million primarily due to increased vendor prepayment deposits. Operating cash also improved $12.3 million from a decrease in income taxes paid due to higher Canadian income taxes and withholding tax in the first nine months of 2022 and a U.K. income tax refund in Q1 2023. Interest paid increased $19.1 million due to higher interest rates on our debt stemming from the debt refinancing in the first quarter of 2023.
Net cash used by investing activities was $28.7 million in the first nine months of 2023 compared with $25.5 million in the same period a year ago. Capital expenditures totaled $25.2 million and $30.1 million for the nine months ended

September 30, 2023 and 2022, respectively. Capital expenditures are expected to total between $30 million and $35 million in 2023.
Net cash provided by financing activities totaled $11.0 million in the first nine months of 2023 compared with $52.1 million in the same period of 2022. The change in financing activities primarily reflects the new €250.0 million Term Loan we entered into in which the proceeds were used to fully extinguish the €220.0 million Term Loan, the IKB term loans and reduced the revolving credit facility balance. In 2022, we used borrowings under the revolving credit facility for working capital and other operating expenditures.
As discussed in Item 1 - Financial Information, Note - 16, our Credit Agreement and AG Loan contains a number of customary compliance covenants. As of September 30, 2023, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement and AG Loan, was 3.1x, well within the maximum limit. A breach of these requirements would give rise to certain remedies under the Credit Agreement and AG Loan, among which are the termination, and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest. As discussed in Note 16 - “Long Term Debt,” on March 30, 2023, we amended our Credit Agreement to permit the maximum leverage ratio (calculated as consolidated senior secured debt to consolidated adjusted EBITDA) to be 4.25 to 1.0 through the quarter ended December 31, 2024, stepping down to 4.0 to 1.0 at March 31, 2025, and 3.50 to 1.0 at March 31, 2026.
Details of our outstanding long-term indebtedness are set forth under Item 1 - Financial Statements – Note 16 -“Long-Term Debt."
Financing activities include cash used for common stock dividends. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. In the third quarter of 2022, our Board of Directors suspended the Company’s quarterly cash dividend to focus efforts on optimizing the operational and financial results of the business. As such, we paid no cash dividends in the first nine months of 2023. In the first nine months of 2022, we paid $18.8 million of cash for dividends on our common stock.
We are subject to various federal, state and local laws and regulations intended to protect the environment, as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.
At September 30, 2023, we had ample liquidity consisting of $52.7 million of cash on hand and $133.6 million of capacity under our revolving credit facility. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt.
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

Off-Balance-Sheet Arrangements As of September 30, 2023 and December 31, 2022, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					September 30, 2023
In thousands, except percentages	2023	2024	2025	2026	2027	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At variable interest rates	$295,308	$105,940	$105,940	$71,401	$—	$105,940	$105,940
At fixed interest rates	777,368	760,516	759,553	759,553	759,553	761,788	592,675
						$867,728	$698,615
Weighted-average interest rate
On variable rate debt	3.73%	8.36%	8.36%	5.63%	—%
On fixed rate debt	5.90%	6.96%	6.97%	6.97%	6.97%
Our market risk exposure primarily results from changes in interest rates and currency exchange rates. The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of September 30, 2023. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
At September 30, 2023, we had $867.7 million of long-term debt, of which $105.9 million was at variable interest rates. Variable-rate debt represents borrowings under our credit agreement. Borrowing rates under our credit agreement are determined at our option at the time of each borrowing. For all U.S. Dollar denominated borrowings, the borrowing rate is either, (a) the bank’s base rate which is equal to the greater of i) the prime rate; ii) the overnight bank funding rate plus 50 basis points; or iii) the daily Simple Secured Overnight Financing Rate (“SOFR”) rate plus 100 basis points plus an applicable spread over either i), ii) or iii) ranging from 250 basis points to 400 basis points based on the Company’s leverage ratio; or (b) the daily Term SOFR-rate plus an applicable margin ranging from 350 basis points to 500 basis points based on the Company’s leverage ratio. For non-U.S. Dollar denominated borrowings, interest is based on the Euro-rate or EURIBOR-rate plus an applicable margin ranging from 350 basis points to 500 basis points based on the Company’s leverage ratio.
At September 30, 2023, the weighted-average interest rate paid was equal to 8.36%. A hypothetical 100 basis point increase in the interest rate on variable rate debt would increase annual interest expense by $1.1 million. In the event rates are 100 basis points lower, interest expense would be $1.1 million lower.
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

During the nine months ended September 30, 2023, there were no changes in our critical accounting policies or estimates. See Note 2 — Accounting Policies, of the Condensed Consolidated Financial Statements included elsewhere in this Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, for additional information regarding our critical accounting policies.
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

The fair value of our reporting units, which are also our operating segments, is determined using a market approach and a discounted cash flow model. Our evaluations include a variety of qualitative factors and analyses based on estimates of future cash flows expected to be generated from the use of the underlying assets, trends or other determinants of fair value. If the value of an asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. In 2022, all the goodwill of our Composite Fibers and Spunlace operating segments was fully impaired. Our Airlaid Materials segment’s fair value substantially exceeded its carrying value at the time of its last valuation performed in connection with the last annual impairment test in the fourth quarter of 2022. Airlaid Material’s fair value, as well as the asset groups within each of our operating segments, could be impacted by factors such as unexpected changes in inflation, unexpected changes in market conditions or demand for our products, among other factors. Future adverse changes such as these or in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures Our Chief Executive Officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

See the discussion of legal proceedings contained in Note 19 - “Commitments, Contingencies and Legal Proceedings” to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2023, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

In the third quarter of 2023, a new Form of Change in Control Employment Agreement (the “2023 CIC Agreement”) was entered into between Glatfelter Corporation and certain employees (form effective as of July 1, 2023). The terms and conditions of the 2023 CIC Agreement and potential payments in the event of a CIC are described in detail in the definitive proxy statement filed by the Company with the Securities and Exchange Commission on March 31, 2023, in the “Potential Payments upon Termination or Change in Control” section beginning on page 78. This description of the terms and conditions of the 2023 CIC Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the 2023 CIC Agreement, which is filed herewith as Exhibit 10.1 and incorporated herein by reference.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished herewith or incorporated by reference as indicated.

Incorporated by reference to
10.1	Form of Change in Control Employment Agreement by and between Glatfelter Corporation and certain employees (form effective as of July 1, 2023). **
10.2	Schedule of Change in Control Employment Agreements. **
31.1	Certification of Thomas M. Fahnemann, President and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Ramesh Shettigar, Senior Vice President, Chief Financial Officer and Treasurer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Thomas M. Fahnemann, President and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.
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

Glatfelter Corporation (Registrant)

November 2, 2023

	By	/s/ David C. Elder
David C. Elder
Vice President, Strategic Initiatives, Business Optimization, & Chief Accounting Officer
(Principal accounting officer)