Form 10-K
period 2023-12-31
Glatfelter Corp
filed 2024-02-28
CIK 41719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Based on the closing price as of June 30, 2023, the aggregate market value of the Common Stock of the Registrant held by non‑affiliates was $112.7 million.
Common Stock outstanding on February 26, 2024 totaled 45,147,547 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 10, 2024 are incorporated by reference into Part III.

GLATFELTER CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Year Ended
December 31, 2023

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
The following discussion of our Business sets forth an update of the material developments since our most recent full discussion included in Item 1 – “Business” of our 2022 Annual Report on Form 10-K filed with the SEC on February 27, 2023.
ITEM 1    BUSINESS
Overview Glatfelter is a leading global supplier of engineered materials. Our high-quality, innovative, and customizable solutions are found in tea and single-serve coffee filtration, personal hygiene, as well as in many diverse packaging, home improvement and industrial applications. Our 2023 net sales were approximately $1.4 billion with customers in over 100 countries. Our operations utilize a variety of manufacturing technologies including airlaid, wetlaid, and spunlace with fifteen manufacturing sites located in the United States, Canada, Germany, the United Kingdom, France, Spain, and the Philippines. We have sales offices in all major geographies serving customers under the Glatfelter and Sontara brands.
In 2022, Glatfelter began its turnaround strategy in conjunction with the appointment of Thomas Fahnemann as the new Chief Executive Officer of the Company. In making the transition, the Board of Directors reaffirmed its view that Glatfelter has the right combination of business segments serving attractive, growth-oriented markets and customers with sustainable product offerings, but had brought in a new CEO to address the challenges impacting Glatfelter’s financial performance while charting a new direction to unlock the full value of Glatfelter. In 2023, Glatfelter continued to deliver benefits from the turnaround strategy under new CEO leadership and the benefits from the program helped offset most of the the adverse impacts from volume declines and related machine downtimes. The turnaround strategy focuses on six key initiatives to drive profitability improvements:
•Portfolio optimization - Includes reviewing our entire asset portfolio and considering the strategic, financial, and operational value of each asset in the near- and long-term. We are focusing on areas of our portfolio that have scale, or the potential for scale, a strong market leading position and core competencies in manufacturing technology. During 2023, we divested our Ober-Schmitten, Germany and Costa Rica operations both part of the Composite Fibers segment.

•Margin improvement - This is a fundamental part of the turnaround strategy which includes placing greater focus on profitability rather than simple top-line growth. Price increases and energy surcharges implemented during 2022 to combat the significant impact of inflation and higher energy prices were largely maintained through the first quarter of 2023 and to the extent possible much of the year. In 2023, raw material and energy prices started to declined compared to high levels in 2022 and prices for customers with pass-through arrangements started to decline. For customers not on a contractual pass-through agreement, we selectively began to lower prices to maintain volume yet also focused on returning margins closer to pre-pandemic levels.

•Fixed cost reduction - Includes evaluating our fixed costs and taking actions to make significant reductions. We implemented select headcount reductions, partial capacity rationalizations, and created greater emphasis on reduction of indirect spend to deliver significant savings for 2023 and beyond.

•Cash liberation - This initiative is supported by the work on the first three initiatives in our plan. We will focus on paying down debt, decreasing our leverage, and increasing EBITDA. We will continue to make prudent decisions with respect to capital allocation and maintain a disciplined approach to managing our accounts receivables, finished goods inventory and raw material pricing.

•Operational effectiveness - We are driving continuous improvements across our operations, identifying areas for process enhancements and waste reduction, and expanding operational best practices across the organization. In addition, the team has made significant progress on reducing the cost of our supply chain by improving our warehousing, freight, and distribution processes.

GLATFELTER 2023 FORM 10-K	1

•Return Spunlace to profitability - We are executing all the initiatives in our turnaround plan with a heightened sense of urgency of returning our Spunlace segment to profitability. In 2023, the profitability for this segment improved by approximately $9 million compared to 2022 as a result of the actions taken.
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
On October 29, 2021, we completed the acquisition of PMM Holding (Luxembourg) AG, and its wholly-owned subsidiaries (“Jacob Holm”), a global leading manufacturer of premium quality spunlace nonwoven fabrics for critical cleaning, high-performance materials, personal care, hygiene and medical applications, for an enterprise value of approximately $304.0 million, including the extinguishment of debt. The combination created an expanded portfolio of engineered specialty applications manufactured on spunlace-based production assets with opportunities for long-term growth aligned with post-COVID lifestyle changes. Jacob Holm's results are reported prospectively from the date of acquisition as Spunlace, a newly established reporting segment.
Additional information related to these acquisitions is set forth in Item 8 – Financial Statements and Supplementary Data - Note 3 – “Acquisitions.”
On February 7, 2024, we announced our entrance into definitive agreements with Berry Global Group, Inc. (NYSE:BERY) for Berry to spin-off and merge the majority of its Health, Hygiene and Specialties segment to include its Global Nonwovens and Films business (“HHNF”) with Glatfelter, to create a leading, publicly-traded company in the specialty materials industry. The new combined company (“NewCo”) will become a global leader in the growing specialty materials industry, serving the world’s largest brand owners across global end markets with favorable long-term growth dynamics.
The proposed transaction represents the next significant milestone in the Company’s time-tested strategy as a leading global supplier of specialty materials. The combination of Berry’s HHNF business and Glatfelter provides meaningful scale given the complementary technology and product portfolios, along with a platform for considerable growth in future periods. The transaction provides NewCo the opportunity to deliver significant value creation for Glatfelter shareholders by immediately deleveraging Glatfelter’s balance sheet and increasing the equity value of the overall enterprise, while also enhancing our credit profile with customers and suppliers. Glatfelter’s recent focus on optimizing its portfolio, managing the price/cost spread dynamic, and driving commercial and operational excellence, along with G&A cost discipline, provides the foundation to meaningfully contribute towards the overall success of NewCo.

Segments Consolidated net sales and the relative net sales contribution of each of our segments for the past three years are summarized below (the data includes the results of the recently completed acquisitions prospectively from the closing date):

Dollars in thousands	2023	2022	2021
Net sales	$1,385,516	$1,491,326	$1,084,694
Operating segment contribution
Airlaid Materials	42.3%	40.4%	43.4%
Composite Fibers	34.8%	35.1%	51.3%
Spunlace	22.9%	24.5%	5.3%
Total	100.0%	100.0%	100.0%
Net tons sold by each segment for the past three years were as follows:

Metric tons	2023	2022	2021
Airlaid Materials	156,442	164,844	148,134
Composite Fibers	94,742	103,092	132,196
Spunlace	61,618	72,725	12,514
Inter-segment sales elimination	(1,258)	—	—
Total	311,544	340,661	292,844
AIRLAID MATERIALS Airlaid Materials, with 2023 net sales of approximately $586.5 million, is a leading global supplier of highly absorbent and engineered cellulose-based airlaid nonwoven materials, primarily used to manufacture consumer products for growing global end-user markets. Our products are composed of all-natural fluff pulp, which is sustainable by design. The categories served by Airlaid Materials include:
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
This segment’s net sales composition by categories is set forth in Item 8 – Financial Statements and Supplementary Data - Note 8 – “Revenue. “
The feminine hygiene category accounted for 37.0% and 39.6% of Airlaid Material’s net sales in 2023 and 2022, respectively. Most feminine hygiene sales are to a group of large, leading global consumer products companies. We believe these markets are growth oriented due to population growth in certain geographic regions and changing consumer preferences. In developing regions, demand is also influenced by increases in disposable income and cultural preferences.
Airlaid Materials operates state-of-the-art facilities in Falkenhagen and Steinfurt, Germany, Gatineau, Canada, Fort Smith, Arkansas, and Mount Holly, North Carolina. The segment's five facilities operate with the following combined attributes (in metric tons):

Airlaid Materials Production Capacity	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM
190,000	Fluff pulp	130,000
Key raw materials used in the airlaid production process other than fluff pulp include synthetic fibers, super absorbent polymers, and latex. The cost to produce is influenced by the cost of critical raw materials and energy prices. Airlaid Materials purchases substantially all the electricity and natural gas used in its operations. Approximately 77% of this segment’s net sales in 2023 was earned under contracts whose selling price is influenced by pass-through provisions directly related to the cost of certain key raw materials.

GLATFELTER 2023 FORM 10-K	3

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
The following summarizes Airlaid Materials’ key competitors:

Market segment	Competitor
Hygiene and other absorbent products	Fitesa, McAirlaid’s, Domtar, Suominen, Karweb Nonwovens, and Gelok International
Wipes	Suominen, Berry Global, Kimberly-Clark, Spuntech Industries, Domtar, and AS Nonwovens
Tabletop	SharpCell, Duni/Rexcell, Ascutec, Karweb Nonwovens, Domtar, and Main
Our strategy in Airlaid Materials is focused on:
•maintaining and expanding relationships with customers that are market-leading consumer product companies, as well as companies converting and distributing through private label arrangements;
•emphasizing our product development and process innovation capabilities, broadening of our product portfolio mix, and developing plastic-free technologies;
•expanding geographic reach of markets served;
•optimizing the use of existing production capacity; and
•employing continuous improvement methodologies and initiatives to reduce costs, improve efficiencies and create additional capacity.
COMPOSITE FIBERS Our Composite Fibers segment, with 2023 net sales of approximately $483.5 million, processes specialty long fibers, primarily from natural sources such as abaca, and other materials to create premium value-added products in the following categories:
•Food & beverage filtration material primarily used for single-serve coffee and tea products;
•Technical specialties consists of a diverse line of specialty engineered products used in commercial and industrial applications such as electrical energy storage, home, hygiene, and other highly-engineered fiber-based applications;
•Wallcover base materials used by wallpaper manufacturers;
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
This segment’s net sales composition by categories is set forth in Item 8 – Financial Statements and Supplementary Data - Note 8 – “Revenue.”
Composite Fibers is comprised of four production facilities (Germany (2), France, and England), a metallizing operation (Wales) and a pulp mill (the Philippines). The combined attributes of the facilities are summarized as follows (in metric tons):

Composite Fibers Production Capacity	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM
142,500 lightweight and other paper	Abaca pulp	14,400
	Wood pulp	81,000
	Synthetic fiber	21,500
11,200 metallized	Base stock	7,500
12,000 abaca pulp	Abaca fiber	20,000

The primary raw materials used in the production of our lightweight materials are softwood pulps, abaca pulp, and other specialty fibers. Securing adequate quantities of abaca pulp and its source material, abaca fiber, are important to support growth in this segment. Abaca pulp, a specialized pulp with limited sources of availability globally, is produced by our Philippine pulp mill, providing a unique advantage to our Composite Fibers segment. At certain times, when the supply of abaca fiber becomes constrained or when production demands exceed the capacity of the Philippines mill, alternative sources and/or substitute fibers are used to meet customer demands. Glatfelter has also partnered with an external firm to sell any of the excess high quality, specialty abaca produced as part of the cash liberation turnaround initiative.
In addition to critical raw materials, Composite Fibers’ production cost is influenced by the price of electricity and natural gas. In 2023, Composite Fibers purchased approximately 45% of its electricity needs, the cost of which is influenced by the natural gas markets. In addition, the segment generates all the steam used in production by burning natural gas. Approximately 50% of this segment’s net sales in 2023 was earned under contracts whose selling price is influenced by pass-through provisions directly related to the cost of certain key raw materials.
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
SPUNLACE Our Spunlace segment, with 2023 net sales of approximately $317.9 million, is a global leading specialty manufacturer of premium quality spunlace nonwovens for critical cleaning, high-performance materials, personal care, surface disinfecting wipes, hygiene, beauty care and medical applications. Spunlace, formed as a result of our Jacob Holm acquisition, is a global manufacturer with state of the art proprietary production technology, conversion capabilities and branded products. Spunlace serves the world's largest consumer brands and focuses on quality, sustainability, and innovation. The categories served by Spunlace include:
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

GLATFELTER 2023 FORM 10-K	5

Spunlace operates four manufacturing facilities, two of which are located in the United States, and one each in France and Spain. In addition, Spunlace provides converting capabilities transforming semi-finished roll goods into finished products using various converting technologies. Spunlace production facilities have the following combined attributes (in metric tons):

Spunlace Production Capacity	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM
91,000	Synthetic fibers	21,400
	Pulp-based fibers	24,200
	Fluff pulp	12,800
	Non-wood fibers	1,500
	Base paper	12,100
Key raw materials used in the spunlace production process include natural and synthetic fibers, pulps, and paper stock. The spunlace production process utilized by Spunlace's facilities consumes a significant amount of water to facilitate the formation of fibers into salable product. The cost to produce is influenced by the cost of critical raw materials and energy prices, including electricity and natural gas used in its operations. Approximately 48% of this segment’s net sales in 2023 was earned under contracts whose selling price is influenced by pass-through provisions directly related to the price indices of certain key raw materials.
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
Concentration of Customers In 2023, 2022 and 2021, approximately 16%, 15% and 16%, respectively, of our consolidated net sales were from sales to Procter & Gamble Company, a customer in the Airlaid Materials and Spunlace segments.
The top three customers, in the aggregate, accounted for approximately 57% of Airlaid Materials’ and approximately 42% of Spunlace’s net sales in 2023.
Capital Expenditures Our business requires expenditures for equipment enhancements to support growth strategies, research and development initiatives, and for normal upgrades or replacements. Capital expenditures totaled $33.8 million, $37.7 million and $30.0 million in 2023, 2022 and 2021, respectively. Capital expenditures in 2024 are estimated to total between approximately $35 million and $40 million.
Government Regulations We are subject to various federal, state and local laws and regulations intended to protect the environment, as well as human health and safety. These regulations include, among others, limits on air emissions and water use and discharges by our facilities and protection of our employees throughout the world. Glatfelter is committed to operating responsibly and addressing the concerns and needs of our stakeholders. At various times, we have incurred costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.
Human Capital Our business is guided by our Board of Directors and a diverse management team comprised of leaders with extensive business and industry experience. Additional information on our leadership team is set forth within this Form 10-K under the caption “Executive Officers.” As of December 31, 2023, we employed approximately 2,920 people worldwide, the substantial majority of whom are skilled personnel responsible for the production and commercialization of our Airlaid Materials, Composite Fibers, and Spunlace products. Our facilities are a continuous flow manufacturing operation with approximately 68.3% of our employees represented by local works councils or trade unions in Europe, the United Kingdom, Canada, and the Philippines.

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
Other Available Information The Corporate Governance page of our website includes our Articles of Incorporation, Bylaws, Corporate Governance Principles, Code of Business Conduct, and biographies of our Board of Directors and identifies our Executive Officers. In addition, the website includes charters of the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors. The Corporate Governance page also includes the Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter, our “whistle-blower” hotline information and other related material. We satisfy the disclosure requirement for any future amendments to, or waivers from, our Code of Business Conduct or Code of Business Ethics for the CEO and Senior Financial Officers by posting such information on our website. We will provide a copy of these documents, without charge, to any person who requests one by contacting Investor Relations at (717) 225-2746, ir@glatfelter.com or by mail to 4350 Congress Street, Suite 600, Charlotte, NC 28209.

GLATFELTER 2023 FORM 10-K	7

ITEM 1A    RISK FACTORS
Our business and financial performance may be adversely affected by a weak global economic environment or downturns in the target markets that we serve.
Adverse global economic conditions could impact our target markets resulting in decreased demand for our products. Our results could be adversely affected if economic conditions weaken. Also, there may be periods during which demand for our products could be insufficient to enable us to operate our production facilities at full capacity and in an economical manner which may force us to curtail production by taking machine downtime.
Approximately 46% of our net sales in 2023 was from shipments to customers in Europe, the demand for which is dependent on economic conditions in this region, or to the extent such customers do business outside of Europe, in other regions of the world. Uncertain economic conditions in this region may cause weakness in demand for our products, as well as volatility in our customers buying patterns.
The cost of raw materials and energy used to manufacture our products could increase or the availability of certain raw materials could become constrained.
Our business requires access to sufficient, and reasonably priced, quantities of wood pulps, different pulps, pulp substitutes, abaca fiber, polyester and various synthetic fibers, and certain other raw materials, as well as access to reliable and abundant supplies of water to support many of our production facilities. Therefore, volatility in the price of key raw materials can have a significant impact on our results of operations.
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
The cost of many of our production materials, including petroleum-based chemicals and freight charges, are influenced by the cost of oil. Natural gas is the principal source of fuel for each of our facilities worldwide and prices have historically been more volatile than other fuels. Our manufacturing operations are energy-intensive and prices can fluctuate significantly based on demand.
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
Although we have contractual arrangements with certain customers pursuant to which our product’s selling price is adjusted for changes in the cost of certain raw materials and energy, we may not be able to fully pass increased raw materials or energy costs on to all customers if the market will not bear the higher price or if existing supply agreements limit price increases. If price adjustments significantly trail increases in raw materials costs, our operating results could be adversely affected.
Our turnaround strategy is time-consuming and expensive and could significantly disrupt our business.
We initiated a significant turnaround strategy in late 2022 in an effort to optimize our portfolio, improve margins, reduce fixed costs, liberate cash, improve operational effectiveness and return Spunlace to profitability. These turnaround actions were, and will continue to be, initiated to deliver significantly improved financial performance. The nature of these activities involves topics that are complex and time-consuming in nature, and could significantly disrupt our business if we fail to execute them properly, which could ultimately result in financial impacts to the Company.
The conflict between Russia and Ukraine has adversely affected, and may continue to adversely affect, our business, financial condition, and results of operations.
Approximately $36 million and $40 million, or 2.6% and 2.7% of our net sales in 2023 and 2022, respectively, were earned from customers located in Russia and Ukraine. The geopolitical conditions resulting from the Russia/Ukraine military conflict, including government-imposed sanctions and the current macroeconomic climate in Russia and Ukraine, have adversely impacted both demand for our products and our ability to deliver products to this region, as well as, limited customers' access to financial resources and their ability to satisfy obligations to us. For example, as a direct result of the military conflict, economic sanctions, and the disruptions in the region’s financial systems, we have had a significant reduction in wallcover revenues and cash flows. We expect this reduction to continue for the foreseeable future and most directly impact our facility located in Dresden, Germany that produces wallcover base paper, a significant portion of which historically was sold into the Ukraine and Russian markets. As a result, during the first quarter of 2022, we recorded a $117.3 million non-cash asset impairment charge related to assets of our Dresden facility and an impairment of our Composite Fibers business' goodwill. In addition, we operate manufacturing sites elsewhere in Europe that have been adversely impacted as a result of the military conflict in Ukraine and related geopolitical events and sanctions.
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
Our ability to manufacture, sell and distribute products is critical to our operations. Our products contain raw materials that we source globally from suppliers. If there is a shortage of a key raw material in our supply chain, and a replacement cannot be readily sourced from an alternative supplier, the shortage may disrupt our production. Likewise, disruptions in the transportation and delivery of products - both from suppliers to our production facilities, and from our production facilities to our customers - may impact our ability to sell product and deliver goods to our customers on time and in full. In addition, the costs of transporting materials and products through our chain of sourcing and production may increase, and such increases could be significant. The failure of third parties on which we rely, including those third parties who supply our raw materials, packaging, capital equipment and other necessary operating materials, contract manufacturers, commercial transport, distributors, contractors, and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, may negatively impact our operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such disruptions, or to effectively manage such disruptions if they occur, could adversely affect our business and results of operations, as well as require additional resources to restore our global supply chain. Any of these factors could have a material adverse impact on our results of operations and financial condition.
Foreign currency exchange rate fluctuations could adversely affect our results of operations.
A significant proportion of our net sales and earnings is generated from operations outside of the United States. In addition, we own and operate manufacturing facilities in Canada, Germany, France, Spain, the United Kingdom, and the Philippines. A significant portion of our business is transacted in currencies other than the U.S. dollar, including the euro, British pound, Canadian dollar, and Philippine peso, among others. Our euro denominated net sales exceed euro expenses by an estimated €170 million. With respect to the British pound, Canadian dollar, and Philippine peso, we have greater outflows than inflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant.
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

GLATFELTER 2023 FORM 10-K	9

Our industry is highly competitive and increased competition could reduce our sales and profitability.
The global markets in which we compete are served by a variety of competitors and a variety of substrates. As a result, our ability to compete is sensitive to, and may be adversely impacted by:
•the entry of new competitors into the segments we serve;
•the aggressiveness of our competitors’ pricing strategies, which could force us to decrease prices in order to maintain market share;
•our failure to anticipate and respond to changing customer preferences; and
•technological advances or changes that impact production or cost competitiveness of our products.
The impact of any significant changes may result in our inability to effectively compete in the segments in which we operate, and as a result our sales and operating results would be adversely affected.
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
We may incur obligations to remove or mitigate any adverse effects on the environment, such as air and water quality, resulting from production sites we operate or have operated. Potential obligations include costs for government oversight of the remediation activities, the restoration of natural resources, and/or personal injury and property damages.
We generate a substantial portion of Airlaid Materials' and Spunlace's net sales from a few large customers and the loss of any one could have a material adverse effect on our results of operations.
The top three customers in each of these segments, in the aggregate, accounted for approximately 57% of Airlaid Materials’ and approximately 42% of Spunlace’s net sales in 2023. Furthermore, Airlaid Materials and Spunlace derive approximately 37% and 7%, respectively, of their annual net sales from sales to the feminine hygiene market. The loss of any one of these large customers or a decline in sales of hygiene products could have a material adverse effect on these segments’ operating results. Our ability to effectively compete could be affected by technological production alternatives, which could provide substitute products into this segment. Customers in the airlaid and spunlace nonwoven fabric material segments including hygiene, may also switch to less expensive products, change preferences or otherwise reduce demand for our products, thus reducing the size of the segments in which we currently sell our products. Any of the foregoing could have a material adverse effect on our financial performance and business prospects.
Our operations may be impaired, and we may be exposed to potential losses and liability as a result of natural disasters, acts of terrorism or sabotage or similar events.
If we have a catastrophic loss or unforeseen operational disruption at any of our facilities, we could suffer significant lost production which could impair our ability to satisfy customer demands.

Natural disasters, such as earthquakes, hurricanes, tornadoes, typhoons, flooding or fire, and acts of terrorism or sabotage affecting our operating activities and major facilities could materially and adversely affect our operations, operating results and financial condition.
In addition, many of our operations require a reliable and abundant supply of water. Such sites rely on local bodies of water or water sources for their production needs and, therefore, are particularly sensitive to drought conditions or other natural or man-made interruptions to water supplies. Any interruption or curtailment of operations at any of our production facilities due to flooding, drought or low flow conditions at the principal water source or another cause could materially and adversely affect our operating results and financial condition.
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
We have significant operations and assets located in Canada, Germany, France, Spain, the United Kingdom, and the Philippines. Our international sales and operations are subject to a number of unique risks, in addition to the risks in our domestic sales and operations, including, but not limited to, economic and trade disruptions resulting from geopolitical developments, wars or other military conflicts (such as the ongoing conflicts in Ukraine and the Middle East), differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, differing regulatory environments, difficulty in managing widespread operations and political instability. These factors may adversely affect our future profits. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. Any such limitations would restrict our flexibility in using funds generated in those jurisdictions.
Our business depends on good relations with our employees and attracting and retaining key employees.
As of December 31, 2023, we employed approximately 2,920 people worldwide, the substantial majority of whom are skilled personnel responsible for the production and commercialization of our Airlaid Materials, Composite Fibers, and Spunlace products. Our facilities are a continuous flow manufacturing operation with approximately 68.3% of our employees represented by local works councils or trade unions in Europe, the United Kingdom, Canada, and the Philippines. The risk of labor disputes, work stoppages or other disruptions in production could adversely affect us, especially in conjunction with potential restructuring activities. Any work stoppage or failure to reach agreements with local works councils or trade unions could have a material adverse effect on our customer relations, our productivity, the profitability of a manufacturing facility, our ability to develop new products and our operations as a whole. Furthermore, the loss of any of our key employees, including our CEO and their direct reports, could adversely affect our business and thus our financial condition, results of operations and cash flows.

GLATFELTER 2023 FORM 10-K	11

We are subject to cyber-security risks related to unauthorized or malicious access to sensitive customer, vendor, company, or employee information, as well as to the technology that supports our operations and other business processes.
Our business operations rely upon secure systems for site operations, and data capture, processing, storage, and reporting. Although we maintain appropriate data security and controls, our information technology systems, and those of our third-party providers, could become subject to cyberattacks. The result of such attacks could result in a breach of data security and controls. Such a breach of our network, systems, applications or data could result in operational disruptions or damage or information misappropriation including, but not limited to, interruption to systems availability; denial of access to and misuse of applications required by our customers to conduct business with us; denial of access to the applications we use to plan our operations, procure materials, manufacture and ship products and account for orders; theft of intellectual know-how and trade secrets; and inappropriate disclosure of confidential company, employee, customer or vendor information, could stem from such incidents. In addition, the rapid evolution and increased adoption of artificial intelligence technologies increases our cybersecurity risks, including generative artificial intelligence augmenting threat actors’ technological sophistication to enhance existing or create new malware.
Any of these operational disruptions and/or misappropriation of information could adversely affect our results of operations, create negative publicity, and could have a material effect on our business. While we believe we devote significant resources to network security, disaster recovery, employee training and other measures to secure our information technology systems and prevent unauthorized access to or loss of data, there are no guarantees that they will be adequate to safeguard against all cyber incidents, systems disruptions, system compromises or misuses of data. In addition, while we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of cyber incidents and information systems failures, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that arise from an incident, or the damage to our reputation or brands that may result from an incident.
We operate in and are subject to taxation from numerous U.S. and foreign jurisdictions.
The multinational nature of our business subjects us to taxation in the U.S. and numerous foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions are subject to significant change. Our effective tax rates could be affected by changes in tax laws or their interpretation, changes in the mix of earnings in jurisdictions with differing statutory tax rates, and changes in the valuation of deferred tax assets and liabilities. The Organization for Economic Cooperation and Development (“OECD”) reached agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. The minimum tax directive has been adopted by the EU for implementation by its Member States into national legislation effective for fiscal years beginning after 2023 and may be adopted by other jurisdictions including the U.S. Many countries where we have operations continue to announce changes in their tax laws and regulations based on the Pillar Two principles. These and other developments could significantly negatively impact the Company’s overall tax expense, results of operations, and future cash flows.
In the event any of the above risk factors impact our business in a material way or in combination during the same period, we may be unable to generate enough cash flow to simultaneously fund our operations, finance capital expenditures, and satisfy obligations.
In addition to debt service obligations, our business requires expenditures to support growth strategies, research and development initiatives, and for normal upgrades or replacements. We expect to meet all our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, availability under our credit facility or other long-term debt. If we are unable to generate enough cash flow from these sources, we could be unable to fund our operations, finance capital expenditures, or satisfy our near and long-term cash needs.
We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and make payments on the notes.
As of December 31, 2023, we had approximately $370.7 million of secured debt and $501.0 million of unsecured debt. We are able to, and may, incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to holders of our indebtedness, including:
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
•increasing our cost of borrowing; and
•failing to comply with the covenants and other requirements contained in our credit agreements or our other debt instruments could cause an event of default under the relevant debt instrument.
Although our borrowing arrangements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the related risks that we face would increase, and we may not be able to meet all our debt obligations, including the repayment of the notes. On March 30, 2023, we entered into an amendment to the Credit Agreement which obligates us to maintain a leverage ratio under 4.25 to 1.0 through the quarter ended December 31, 2024, stepping down to 4.0 to 1.0 at March 31, 2025, and 3.50 to 1.0 at March 31, 2026 and a debt service coverage ratio less than 1.25 to 1.0 through the quarter ended December 31, 2024, stepping up to 1.50 to 1.0 at March 31, 2025, and 2.00 to 1.0 at March 31, 2026.
ESG issues may have an adverse effect on our business, financial condition and results of operations, the desirability of our stock, and may damage our reputation.
If we are unable to meet our ESG goals or evolving investor, industry, or stakeholder expectations and standards, our customers may choose alternative suppliers and/or our reputation, the desirability of our stock to investors, and our business and/or financial condition may be adversely affected. Any failure to achieve our ESG goals, challenges to our ESG reporting or our failure to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other ESG matters could adversely affect our business and thus our financial condition, results of operations and cash flows.
The pending Reverse Morris Trust transaction with Berry’s HHNF Business may not be completed on the terms or timeline currently contemplated, or at all, and the failure to complete the transaction could adversely impact the market price of Glatfelter common stock, as well as its business and operating results.
On February 6, 2024, we entered into certain definitive agreements with Berry, for Berry to spin-off and merge the majority of its Health, Hygiene and Specialties segment including its Global Nonwovens and Films business (“HHNF”) with Glatfelter (the “Merger”). Immediately following the transaction, pre-merger holders of the shares of common stock of Glatfelter will own, in the aggregate, approximately 10% of the outstanding capital stock of Glatfelter and Berry stockholders will own, in the aggregate, approximately 90% of the outstanding capital stock of Glatfelter.
The consummation of the transaction is subject to certain conditions, including: (i) approval of the required transactions by Glatfelter’s shareholders; (ii) the effectiveness of the registration statements with the SEC registering the issuance of Glatfelter common stock (iii) the listing of Glatfelter common stock issuable to shareholders on the NYSE; (iv) receipt of applicable regulatory approvals, including the expiration or early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other required regulatory approvals, and (v) the receipt of a private letter ruling from the IRS to the effect that the transactions will qualify for tax-free treatment under the Code, among other customary conditions to closing. There is no assurance that these conditions will be met or waived or that the transaction will be completed on the terms or timeline currently contemplated, or at all.
If the transaction is not completed for any reason, the price of Glatfelter common stock could decline. Glatfelter also could experience negative reactions from employees, customers, suppliers or other third parties if the transaction is not completed.

GLATFELTER 2023 FORM 10-K	13

Glatfelter and Berry have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses related to the transaction, including legal, advisory, and financial services fees. Even if the transaction is completed, any delay in the completion of the transaction could diminish the anticipated benefits of the transaction or result in additional transaction expenses, loss of revenue or other effects associated with uncertainty about the transaction. If the transaction is not consummated because the merger agreement is terminated, Glatfelter may be required under certain circumstances to pay Berry a termination fee of $10 million.
ITEM 1B    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C    CYBERSECURITY
Cybersecurity Risk Management and Strategy
We operate in the engineered materials manufacturing sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including: intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws; and other litigation, legal and reputational risks. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. Our cybersecurity program is aligned with industry standards and best practices, such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework. We conduct periodic risk assessments to identify the potential impact and likelihood of various cyber scenarios, including those involving third-party service providers, and to determine the appropriate mitigation strategies and controls. We use various tools and methodologies to manage cybersecurity risk, including implementation of a business continuity process that includes a comprehensive incident response plan and procedure that is tested on a regular cadence. We also monitor and evaluate our cybersecurity performance on an ongoing basis through regular vulnerability scans, threat intelligence feeds, and penetration tests by an independent third party. We require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices. The incident response team, which includes senior IT subject matter experts and security analysts, determines the apparent severity of reported potential incidents, and operationalizes the appropriate incident response plan. In addition, we continue to provide training and awareness practices to mitigate human risk, including mandatory computer-based training, internal communications, and regular phishing awareness campaigns that are designed to emulate real-world contemporary threats and provide feedback (and, if necessary, additional training or remedial action) to employees. We also maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of cyber incidents and information systems failures should they occur.
Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. Any disruption, compromise, or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our operations, administrative functions, customer service, product development, and competitive position. They might also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our stakeholders. Such a breach could expose us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction, harm to our vendor relationships, or loss of market share.
Cybersecurity Governance
The Company has increased its investment into combating cybersecurity risks which include increased Board Audit Committee oversight of IT’s security risk reporting, formation of the Cybersecurity Steering Committee to directly govern IT cybersecurity strategies and strengthening the IT security management team which deploys resources to address cybersecurity risks on a day-to-day basis. Our internal cross-functional Cybersecurity Committee meets quarterly to discuss any issues and regulatory updates. The Board’s Audit Committee exercises its oversight role and provides the Board with reports and findings from its annual cybersecurity meeting with management, including the Vice President of Global Information Technology and the Senior IT Director over Cybersecurity. Our Senior IT Director over Cybersecurity holds a Certified Information Systems Security Professional (CISSP) certification and has more than 25 years of experience in cybersecurity. Our Board also reviews our cybersecurity budget on an annual basis.

ITEM 2    PROPERTIES
We own substantially all the land and buildings comprising our manufacturing facilities located in the United States; Canada; the United Kingdom; Germany; France; Spain and the Philippines; as well as substantially all of the equipment used in our manufacturing and related operations. Certain of our operations are under lease arrangements, including our metallized paper production facility located in Caerphilly, Wales, land at our Mount Holly, North Carolina site, a converting and warehousing facility in Madison, Tennessee, office and various warehouse space in the United States, Canada, Europe, China and our corporate offices in Charlotte, North Carolina. All our properties, other than those that are leased, are free from any material liens or encumbrances. We consider all our buildings to be in good structural condition and well maintained and our properties to be suitable and adequate for present operations.
ITEM 3    LEGAL PROCEEDINGS
We are involved in various lawsuits that we consider to be ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be predicted with certainty; however, we do not expect such lawsuits, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, liquidity, or results of operations.
EXECUTIVE OFFICERS
The following table sets forth certain information with respect to our executive officers and other senior management members of February 28, 2024.

Name	Age	Office with the Company
Thomas M. Fahnemann	62	President & Chief Executive Officer
Boris Illetschko	51	Senior Vice President, Chief Operating Officer
Eileen L. Beck	61	Senior Vice President, Global Human Resources & Administration
Ramesh Shettigar	48	Senior Vice President, Chief Financial Officer & Treasurer
David C. Elder	55	Vice President, Strategic Initiatives, Business Optimization & Chief Accounting Officer
Jill L. Urey	57	Vice President, General Counsel & Compliance
Thomas M. Fahnemann became President and Chief Executive Officer effective August 25, 2022. Since October 2017, he has served as Non-Executive Director, Member of the Board and Chairman of the Audit Committee for AustroCel Hallein, GmbH, in Amsterdam, the Netherlands. From 2010 to 2017, Mr. Fahnemann served as CEO and Chairman of the Management Board of Semperit Holding AG in Vienna, Austria.
Boris Illetschko became Senior Vice President, Chief Operating Officer effective August 1, 2023. From October 2019 until joining Glatfelter, Mr. Illetschko served as the global Group Chief Commercial Officer & Group Managing Director for voestalpine Rotec GmbH, Krieglach, Austria. Prior to this role, Boris worked as an independent industry consultant from 2017 to 2019 and from 2011 to 2017, he held various positions for Semperit AG Holding, Austria.
Eileen L. Beck was promoted to Senior Vice President, Global Human Resources & Administration in February 2023. She joined us in 2012 as Director, Global Compensation and Benefits, was promoted to Vice President in September 2015, and promoted to Vice President Human Resources & Administration in April 2017. Ms. Beck previously held various Human Resources roles at Armstrong World Industries.
Ramesh Shettigar was promoted to Senior Vice President, Chief Financial Officer and Treasurer in May 2022. He joined us in July 2014 as Vice President and Treasurer and was promoted to Vice President, ESG, Investor Relations and Corporate Treasurer in September 2021. Prior to joining Glatfelter, Mr. Shettigar was Director of Treasury at Quest Diagnostics with responsibility for a broad range of corporate finance activities including cash management, global liquidity, FX, debt/equity financing and capital planning. Mr. Shettigar has also held treasury and related positions with Praxair Inc, Delphi Corporation and McDermott International.
David C. Elder was named Vice President, Strategic Initiatives, Business Optimization and Chief Accounting Officer in April 2023. Prior to his promotion, he was Vice President, Finance and Chief Accounting Officer. Mr. Elder joined Glatfelter in January 2006 as our Vice President, Corporate Controller. Mr. Elder was previously Corporate Controller for YORK International Corporation.
Jill L. Urey was named Vice President, General Counsel & Compliance in December 2023. Prior to her promotion, she was Vice President, Chief Legal & Compliance Officer and Corporate Secretary since July 2019 and has led our legal function since December 2018. She joined Glatfelter in January 2013 as Assistant General Counsel and assumed the additional role of Chief Compliance Officer in the beginning of 2016. Prior to joining us, Ms. Urey was Corporate Counsel and later Interim General Counsel for Graham Packaging Company from 2007 to 2012.

GLATFELTER 2023 FORM 10-K	15

ITEM 4    MINE SAFETY DISCLOSURES
Not Applicable
PART II
ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “GLT”.
Our Board of Directors declared quarterly cash dividends of $0.14 per common share for the first two quarters of 2022. In the third quarter of 2022, the Board of Directors suspended the quarterly cash dividend as part of our focused efforts to optimize the operational and financial results of the business. There were no cash dividends declared in 2023.
As of February 26, 2024, we had 850 shareholders of record.
STOCK PERFORMANCE GRAPH
The following stock performance graph compares the cumulative 5-year total return of our common stock with the cumulative total returns of both a broad market index and a peer group. We compare our stock performance to the S&P Small Cap 600 index and to the S&P Small Cap 600 Materials index.
The following graph assumes $100 was invested in our common stock and in each index (including reinvestment of dividends) on December 31, 2018 and charts the performance through December 31, 2023.

COMPARISON of 5-YEAR CUMULATIVE TOTAL RETURN
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Glatfelter
S&P SmallCap 600
S&P SmallCap 600 Materials

ITEM 6    [RESERVED]

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this annual report. Our discussion and analysis of 2023 compared to 2022 is included herein. For discussion and analysis of 2022 compared to 2021, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the United States Securities and Exchange Commission on February 27, 2023 and is incorporated herein by reference.

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
xiii.the impact of war, terrorism, and/or natural disasters;
xiv.the impact of unfavorable outcomes of audits by various state, federal or international tax authorities or changes in pre-tax income and its impact on the valuation of deferred taxes; and
xv.enactment of adverse state, federal or foreign tax or other legislation or changes in government legislation, policy or regulation.

GLATFELTER 2023 FORM 10-K	17

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
Acquisitions As discussed in Item 8 - Financial Statements and Supplementary Data, Note 3 “Acquisitions,” we completed our acquisitions of Georgia-Pacific's U.S. nonwovens business (“Mount Holly”) on May 13, 2021 for $170.9 million and the acquisition of all outstanding equity of PMM Holdings (Luxembourg) AG ("Jacob Holm") on October 29, 2021 for $304.0 million. Refer to Note 3 - "Acquisitions" for additional information about these transactions.
RESULTS OF OPERATIONS
2023 versus 2022
Overview For the year ended December 31, 2023, we reported a loss from continuing operations of $78.1 million, or loss of $1.73 per share compared with a loss of $194.1 million and loss of $4.33 per share in 2022. The following table sets forth summarized GAAP-based consolidated results of operations:

	Year ended December 31,
In thousands, except per share	2023	2022
Net sales	$1,385,516	$1,491,326
Gross profit	129,707	148,802
Operating income (loss)	2,712	(163,951)
Continuing operations:
Income	(78,103)	(194,117)
Earnings per share	(1.73)	(4.33)
Discontinued operations:
Income (expense)	(950)	(91)
Earnings per share	(0.02)	—
Net income (loss)	(79,053)	(194,208)
Earnings per share	$(1.75)	$(4.33)
We used $25.6 million of cash for operating activities in 2023 compared with a cash outflow of $40.8 million a year ago. During 2023 and 2022, capital expenditures totaled $33.8 and $37.7 million, respectively. Refer to Liquidity and Capital Resources for additional discussion of our sources and uses of cash.
The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect a number of significant items both positive and negative to our Income from Continuing Operations, including: the Ober-Schmitten operations divestiture, turnaround strategy expenses, recognizing tornado related costs, strategic initiatives expenses, debt refinancing costs, and benefits from the sale of timberlands, among others. Excluding these items from reported results, our adjusted loss, a non-GAAP measure, was $38.7 million, or $0.86 loss per share for 2023, compared with our adjusted loss of $19.0 million, or $0.42 loss per share, a year ago. Operating income for our Airlaid Materials segment was $11.6 million lower in 2023 compared with 2022. Operating income for our Composite Fibers segment and Spunlace segment were $4.4 million and $7.2 million higher, respectively. In addition to the results reported in accordance with GAAP, we evaluate our performance using adjusted earnings and adjusted earnings before interest expense, interest income, income taxes, depreciation and amortization and stock-based compensation (“Adjusted EBITDA”). We disclose this information to allow investors to evaluate our performance exclusive of certain items that impact the comparability of results from period to period and we believe it is helpful in understanding underlying operating trends and cash flow generation.

Adjusted earnings consists of net income determined in accordance with GAAP adjusted to exclude the impact of the following:
Goodwill and Other Asset Impairment Charges. This adjustment represents non-cash charges recorded to reduce the carrying amount of certain long-lived assets of our Dresden and Ober-Schmitten, Germany facilities and goodwill of our Composite Fibers and Spunlace reporting segments.
Turnaround strategy costs. This adjustment reflects costs incurred in connection with the Company's turnaround strategy initiated in 2022 under its new chief executive officer to drive operational and financial improvement. These costs are primarily related to professional services fees and employee separation expenses.
Russia/Ukraine conflict charges. This adjustment represents a non-cash charge recorded to reduce the carrying amount of accounts receivable and inventory directly related to the Russia/Ukraine military conflict.
Strategic initiatives. These adjustments primarily reflect professional and legal fees incurred directly related to evaluating and executing certain strategic initiatives including costs associated with acquisitions, the pending merger, and related integrations.
Ober-Schmitten divestiture costs. This adjustment reflects the loss on sale of the Ober-Schmitten, Germany operations and professional and other costs directly associated with the sale of the facility.
Tornado insurance deductible costs. This adjustment reflects the deductible on an insured loss to a leased Spunlace facility in Tennessee resulting from tornadoes in December 2023.
Debt refinancing costs. Represents charges to write-off unamortized debt issuance costs in connection with the extinguishment of the Company’s €220.0 million Term Loan and IKB loans, as well as the amendment to the Company's credit facility. These costs also include an early repayment penalty related to the extinguishment of the IKB loans.
CEO transition costs. This adjustment reflects costs related to consulting services provided by the former CEO.
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
Discontinued Operations. In connection with the sale of the Specialty Papers business, its results of operations, are reported as discontinued operations for all periods presented. This adjustment reflects the net results of this discontinued operation.
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

GLATFELTER 2023 FORM 10-K	19

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

Adjusted Earnings	Year ended December 31,
	2023		2022
In thousands, except per share	Amount	EPS	Amount	EPS

Net loss	$(79,053)	$(1.75)	$(194,208)	$(4.33)
Exclude: Loss from discontinued operations, net of tax	950	0.02	91	—
Loss from continuing operations	(78,103)	(1.73)	(194,117)	(4.33)
Adjustments (pre-tax):
Goodwill and other asset impairment charges (1)	—		190,556
Turnaround strategy costs (2)	8,778		8,038
Russia/Ukraine conflict charges/(recovery) (3)	(1,441)		3,207
Strategic initiatives (4)	3,249		5,625
Ober-Schmitten divestiture (5)	18,797		—
Tornado insurance deductible costs (6)	5,000		—
Debt refinancing (7)	1,883		—
CEO transition costs (8)	579		1,728
Corporate headquarters relocation	—		351
Cost optimization actions (9)	—		941
COVID-19 ERC recovery (10)	(233)		(7,344)
Timberland sales and related costs	(1,305)		(2,962)
Total adjustments (pre-tax)	35,307		200,140
Income taxes (11)	902		(25,486)
Other tax adjustments (12)	3,211		428
Total after-tax adjustments	39,420	0.87	175,082	3.91
Adjusted earnings from continuing operations	$(38,683)	$(0.86)	$(19,035)	$(0.42)

(1)For 2022, reflects goodwill impairment charge of $119.0 million and other asset impairment charges of $71.6 million.
(2)For 2023, primarily reflects employee separation costs of $6.1 million and professional fees of $2.7 million. For 2022, reflects professional services fees of $4.7 million and employee separation costs of $3.3 million.
(3)For 2023, reflects reductions in accounts receivable reserves due to subsequent collections of $1.4 million. For 2022, reflects accounts receivable reserves of $2.9 million and inventory reserves of $0.3 million.
(4)For 2023, reflects primarily professional services fees related to acquisitions or dispositions (including transaction advisory, legal and other consultant costs) of $1.7 million, a loss on the sale of our Costa Rica operations of $0.6 million, a write-off of purchased construction in process of $0.5 million, employee-related costs of $0.2 million, and other costs of $0.2 million. For 2022, reflects primarily professional services fees related to acquisitions (including transaction advisory, legal and other consultant costs) of $4.3 million, employee separation and other costs of $1.1 million, and other costs directly related to the acquisitions of $0.2 million.
(5)Reflects loss on sale of $17.8 million, legal fees of $0.5 million, employee separation costs of $0.1 million, and other costs of $0.4 million in connection with the sale of the Ober-Schmitten facility.
(6)Reflects the deductible on an insured tornado loss to a leased Spunlace facility in Tennessee in December 2023.
(7)Reflects $1.8 million write-off of deferred debt issuance costs in connection with the Company’s debt refinancing in Q1 2023, and $0.1 million in early repayment penalties and write-off of unamortized financing fees on the IKB loans.
(8)For 2023, primarily reflects a pension settlement charge of $0.6 million related to the separation of our former CEO. For 2022, primarily reflects separation and transition related costs of $4.8 million partially offset by a $3.1 million non-cash benefit related to the forfeiture of stock-based compensation awards.
(9)For 2022, primarily reflects employee separation costs of $0.4 million, equipment write-down of $0.4 million and other costs of $0.1 million directly associated with closure of synthetic fiber production facility in the U.K.
(10) For 2023 and 2022, reflects the benefit recognized from employee retention credits claimed under the CARES Act of 2020 and the subsequent related amendments, partially offset by professional services fees directly related to claiming this benefit.
(11) Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated. For items originating in the U.S., no tax effect is recognized due to the previously established valuation allowance on the net deferred tax assets.
(12) Tax effect of applying certain provisions of the CARES Act of 2020. The amount in 2023 also includes $2.4 million of valuation allowance added to deferred tax asset related to the Ober-Schmitten facility.

Adjusted EBITDA	Year ended December 31,
In thousands	2023	2022

Net loss	$(79,053)	$(194,208)
Exclude: Loss from discontinued operations, net of tax	950	91
Add back: Taxes on continuing operations	7,011	(10,275)
Depreciation and amortization	63,247	66,724
Interest expense, net	63,253	32,799
EBITDA	55,408	(104,869)
Adjustments:
Goodwill and other asset impairment charges	—	190,556
Turnaround strategy costs	9,413	8,038
Russia/Ukraine conflict charges/(recovery)	(1,441)	3,207
Strategic initiatives	3,249	5,625
Ober-Schmitten divestiture	18,797	—
Tornado insurance deductible costs	5,000	—
Debt refinancing	59	—
CEO transition costs	579	4,831
Corporate headquarters relocation	—	351
Share-based compensation	2,797	831
Cost optimization actions	—	589
COVID-19 ERC recovery	41	(7,344)
Timberland sales and related costs	(1,305)	(2,962)
Adjusted EBITDA	$92,597	$98,853
EBITDA is a measure used by management to assess our operating performance and is calculated using income (loss) from continuing operations and excludes interest expense, interest income, income taxes and depreciation and amortization. Adjusted EBITDA is calculated using EBITDA and further excludes certain items management considers to be unrelated to the company’s core operations. The adjustments include, among others, the costs of strategic initiatives, turnaround strategy costs, costs associated with the Ober-Schmitten divestiture, debt refinancing costs, CEO transition costs, certain cost optimization and restructuring activities, certain COVID-19 ERC recovery, corporate headquarters relocation expenses, asset impairment charge, and share-based compensation expense, as well as the elimination of gains from sales of timberlands. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing operating performance.

GLATFELTER 2023 FORM 10-K	21

Segment Financial Performance

	Year ended December 31,
In thousands, except tons	2023	2022
Net Sales by Segment
Airlaid Material	$586,480	$601,514
Composite Fibers	483,517	523,863
Spunlace	317,916	365,949
Inter-segment sales elimination	(2,397)	—
Total	$1,385,516	$1,491,326

Operating income (loss) by Segment
Airlaid Material	$43,207	$54,809
Composite Fibers	21,347	16,923
Spunlace	(2,068)	(9,289)
Other and unallocated	(59,774)	(226,394)
Total	$2,712	$(163,951)

Depreciation and amortization
Airlaid Material	$30,464	$30,114
Composite Fibers	15,665	19,632
Spunlace	13,245	11,850
Other and unallocated	3,873	5,128
Total	$63,247	$66,724

Capital expenditures
Airlaid Material	$9,885	$9,691
Composite Fibers	12,286	15,730
Spunlace	9,047	6,689
Other and unallocated	2,552	5,630
Total	$33,770	$37,740

Tons shipped (metric)
Airlaid Material	156,442	164,844
Composite Fibers	94,742	103,092
Spunlace	61,618	72,725
Inter-segment sales elimination	(1,258)	—
Total	311,544	340,661

Plant, equipment and timberlands, net
Airlaid Material	$335,456	$347,142
Composite Fibers	146,022	145,959
Spunlace	160,294	159,648
Other and unallocated	21,144	23,062
Total	$662,916	$675,811
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
Sales and Costs of Products Sold

	Year ended December 31
In thousands	2023	2022	Change
Net sales	$1,385,516	$1,491,326	$(105,810)
Costs of products sold	1,255,809	1,342,524	86,715
Gross profit	$129,707	$148,802	$(19,095)
Gross profit as a percent of Net sales	9.4%	10.0%
The following table sets forth the contribution to consolidated net sales by each segment:

	Year ended December 31
Percent of Total	2023	2022
Segment
Airlaid Materials	42.3%	40.3%
Composite Fibers	34.8	35.1
Spunlace	22.9	24.6
Total	100.0%	100.0%

Net sales on a consolidated basis totaled $1,385.5 million and $1,491.3 million in 2023 and 2022, respectively. Sales decreased 7.1%, or 7.9% on a constant currency basis, primarily due to an 8.5% decrease in shipments.
Airlaid Materials’ net sales decreased $15.0 million or 2.5%, in the comparison of 2023 to 2022, mainly driven by lower shipments partially offset by higher selling prices from cost pass-through arrangements as raw material and energy costs remained high in the first half of 2023 compared to same period last year. Shipments decreased 5.1% driven by some of our larger customers destocking inventory coupled with weakness in the European market and competition from lower cost alternate substrates as consumers manage cost. Currency translation was $6.2 million favorable.
Airlaid Materials’ 2023 operating income of $43.2 million was $11.6 million lower than 2022. Lower shipments and product mix negatively impacted results by $4.2 million. Selling price increases and energy surcharges of $10.1 million that were particularly higher in the first half of the year mostly offset the higher raw material, energy and other inflationary costs of $11.3 million. For the full year 2023, primary raw material input costs increased $14.2 million, or 5%, as inflationary pressure persisted in the early part of 2023. Overall, the trend in primary raw material input costs was in-line with broader market indices for 2023. Energy costs decreased $2.9 million, or 8%, compared to 2022 as energy prices were less volatile. As of December 31, 2023, Airlaid Materials had approximately 77% of its net sales with contracts with pass-through provisions. Operations and other were unfavorable by $7.7 million mainly driven by lower production to manage inventory as some customers slowed ordering patterns to manage inventory levels. The impact of currency and related hedging positively impacted earnings by $1.5 million. The primary drivers of the change in Airlaid Materials’ operating income are summarized in the following chart (presented in millions):

GLATFELTER 2023 FORM 10-K	23

Composite Fibers’ net sales decreased $40.3 million or 7.7% in 2023 compared to 2022. The decline in net sales is primarily driven by a 8.1% decline in shipments. Shipments in all market categories, except for wallcover, were lower than in 2022 primarily due to customer destocking and pricing pressure driven by elevated inputs costs seen in the first half of 2023. Higher selling prices of $7.2 million, driven by price increases and energy surcharges to recover input cost inflation, partially offset the overall lower shipments. Currency translation was favorable $5.0 million.

Composite Fibers 2023 full year operating income of $21.3 million was $4.4 million higher than the full year operating income in 2022. Higher selling prices and energy surcharges of $7.2 million more than offset the continued inflation in energy, raw material, and freight, particularly in the first half of the year. Full year energy costs were slightly favorable with 2022 while primary raw material input costs decreased $3.6 million, or 2%, compared to 2022 as a result of inflationary pressures abating in second half of the year. Overall, the trend in primary raw material input costs was in-line with broader market indices for 2023 and energy prices were less volatile. As of December 31, 2023, Composite Fibers had approximately 50% of its net sales with contracts with pass-through provisions. Operations and other were favorable by $1.4 million mainly driven by lower depreciation and amortization expense as a result of the 2022 impairment in the Composite Fibers business, but partially offset by lower inclined wire production in 2023. The Ober-Schmitten site negatively impacted full year-over-year results by $8.3 million. The impact of currency and related hedging negatively impacted earnings by $1.8 million. The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart (presented in millions):

Spunlace’s net sales decreased $48.0 million or 13.1% in 2023 compared to 2022. The decline in net sales is primarily due to lower shipments of 15.3% driven by market softness and access to cheaper products in Europe combined with production constraints experienced on the converting side by our customers in North America. Selling prices were higher $6.4 million driven by price increases and energy surcharges to recover input cost inflation particularly in first half of 2023. Currency translation was favorable $1.0 million.

Spunlace's 2023 operating loss of $2.1 million improved by $7.2 million compared to an operating loss of $9.3 million in 2022. Higher selling prices and energy surcharges particularly in the first half of the year were partially offset by higher raw material and energy costs that persisted in first half of the year but the price cost gap further improved in the second half of 2023 as inflationary pressures eased and overall positively impacted earnings by a combined $11.6 million. In 2023, primary raw material input costs increased slightly by $1.0 million while energy costs decreased by $6.2 million, or 20%, compared to 2022. Overall, the trend in primary raw material input costs was in-line with broader market indices for 2023 and energy prices were less volatile. As of December 31, 2023, Spunlace had approximately 48% of its net sales with contracts with pass-through provisions. Operations and others were favorable by $0.5 million as actions taken to improve operations and reduce overall spending were mostly offset by lower production to match customer demands. The impact of currency and related hedging positively impacted earnings by $0.4 million. The primary drivers of the change in Spunlace’s operating loss are summarized in the following chart (presented in millions):

Other and Unallocated The amount of net operating expenses not allocated to an operating segment and reported as “Other and Unallocated” in our table of Segment Financial Performance, totaled $59.8 million for 2023 compared with $226.4 million in 2022. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the comparison increased $0.3 million. The higher costs were driven by higher incentive accruals in 2023 compared to 2022, largely offset by expenses related to a customer claim. Expenses for 2023 and 2022 included a customer claim and associated costs totaling $1.6 million and $3.1 million, respectively, related to a supplier's raw material defect that was identified in 2022 by Glatfelter and reported to the customer thereby avoiding the impacted product from reaching the end consumer. The Company is in discussions with the supplier and its insurance provider to recover Glatfelter's losses related to the issue. No recovery of losses was recorded in the 2022 or 2023 financials.
Gain on Sales of Plant, Equipment and Timberlands, net During each of the past two years, we sold certain assets, primarily timberlands. For a summary of these transactions, refer to Item 8 - Financial Statements and Supplementary Data, Note 7 - "Gain on Dispositions of Plant Equipment and Timberlands."
Interest expense, net For the year ended December 31, 2023, interest expense, net totaled $63.3 million compared with $32.8 million for 2022. The increase reflects our debt refinancing in 2023 in which we entered into a new €250.0 million term loan at a fixed rate of 11.25% per annum and extinguished our then existing €220 million term loan at a fixed rate of 3.75% per annum. For more detail regarding our debt activity, refer to Item 8 - Financial Statements and Supplementary Data, Note 20 - "Long-Term Debt."

GLATFELTER 2023 FORM 10-K	25

Income taxes For the year ended December 31, 2023, we recorded a $7.0 million income tax provision on a pretax loss of $71.1 million from continuing operations. The comparable amounts for 2022 were a $10.3 million income tax benefit on a pre-tax loss of $204.4 million. The income tax expense in 2023 includes a valuation allowance recorded for the operating losses in the U.S. and certain foreign jurisdictions for which no income tax benefit was recorded, partially offset by a deferred tax benefit associated with a notional interest deduction carryforward at a foreign subsidiary. The income tax benefit in 2022 includes deferred tax benefits associated with the asset impairment charges and related bad debt and inventory reserves, partially offset by a valuation allowance recorded for the operating losses in the U.S. and certain foreign jurisdictions for which no income tax benefit was recorded.
Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom, Spain and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany, France and Spain it is the euro, in the UK, it is the British pound sterling, and in the Philippines the functional currency is the peso. On an annual basis, our euro denominated net sales exceeds euro expenses by an estimated €170 million. For 2023 compared to 2022, the average currency exchange rate of the euro strengthened relative to the U.S. dollar by approximately 2.6% , and the British pound sterling to the dollar strengthened by approximately 0.5%. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the period indicated.

In thousands	Year ended December 31,2023
Favorable (unfavorable)
Net sales	$12,174
Costs of products sold	(11,453)
SG&A expenses	(337)
Income taxes and other	33
Net income	$417
The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2023 were the same as 2022, or “constant currency.” It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.
Discontinued Operations We completed the sale of our Specialty Papers business on October 31, 2018. Its results of operations are reported as discontinued operations for all periods presented. There was an immaterial amount of activity in results of discontinued operations for 2023 and 2022.

LIQUIDITY AND CAPITAL RESOURCES
Our business requires expenditures for new or enhanced equipment, research and development efforts, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Year ended December 31,
In thousands	2023	2022
Cash and cash equivalents at beginning of period	$110,660	$138,436
Cash provided (used) by
Operating activities	(25,616)	(40,820)
Investing activities	(37,101)	(33,098)
Financing activities	(949)	46,919
Effect of exchange rate changes on cash	1,033	(2,341)
Change in cash and cash equivalents from discontinued operations	(1,169)	(312)
Net cash used	(63,802)	(29,652)
Cash, cash equivalents and restricted cash at the end of period	55,360	119,162
Less: restricted cash in Prepaid and other current assets	(4,300)	(3,600)
Less: restricted cash in Other assets	(795)	(4,902)
Cash and cash equivalents at end of period	$50,265	$110,660

At December 31, 2023, we had $50.3 million in cash and cash equivalents (“cash”), of which approximately 89.0% was held by foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated without incurring a significant amount of additional taxes.
Cash used by operating activities during the year ended December 31, 2023, totaled $25.6 million compared with $40.8 million in the same period a year ago. The decrease in cash used was primarily due to a decrease in working capital usage of approximately $31.9 million, primarily due to: i) accounts receivable, which was driven by higher accounts receivables in 2022 due in part to the termination of the Spunlace factoring program in the U.S., and lower sales in 2023; ii) inventory, which was driven by higher inventory values in 2022 due to raw material and energy inflation and lower raw material levels in 2023, partially offset by; iii) accounts payable which declined in 2023 due to the abatement of inflationary impacts in 2022 and tighter credit terms by vendors reducing days to pay. Operating cash also improved $15.0 million from a decrease in income taxes paid in 2023, due to higher Canadian income taxes and withholding tax in 2022 and a U.K. income tax refund in 2023 and receipt of $7.6 million of of employee retention credit payments in 2023. These improvements in operating cash flow were partially offset by lower earnings in 2023 compared to 2022, an increase in interest paid of $26.0 million due to higher interest rates on our debt stemming from the debt refinancing in the first quarter of 2023. In addition, cash outflows related to our turnaround strategy and CEO transition increased $19.8 million in 2023 compared to 2022.
Net cash used by investing activities for 2023 totaled $37.1 million which primarily reflects capital expenditures totaling $33.8 million partially offset by $1.7 million in proceeds from the sales of timberlands. Net cash used by investing activities for 2022 totaled $33.1 million which primarily reflects capital expenditures totaling $37.7 million partially offset by $3.2 million in proceeds from the sales of timberlands. Capital expenditures are expected to total between $35 million and $40 million in 2024.
Net cash used by financing activities totaled $0.9 million in 2023 compared with $46.9 million in 2022. The change in the year-to-year comparison primarily reflects increased borrowings under our revolving credit facility for working capital and other operating expenditures in 2022.
Our revolving credit facility due in September 2026, contains a number of customary compliance covenants. As of December 31, 2023, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 3.4x, well within the maximum limit allowed under our Credit Agreement. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the Credit Agreement. As discussed in Note 20 - “Long-Term Debt,” on March 30, 2023, we amended our Credit Agreement to increase the adjust leverage ratio (as defined in Credit Agreement) to 4.25 to 1.0 until the quarter ended December 31, 2024, stepping down to 4.0 to 1.0 at March 31, 2025, and 3.50 to 1.0 at March 31, 2026.
Details of our outstanding long-term indebtedness are set forth under Item 8 - Financial Statements and Supplementary Data – Note 20 -“Long-Term Debt."

GLATFELTER 2023 FORM 10-K	27

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
At December 31, 2023, we had ample liquidity consisting of $50.3 million of cash on hand and $85.1 million of capacity under our revolving credit facility. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt.
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
Off-Balance-Sheet Arrangements As of December 31, 2023 and 2022, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the consolidated balance sheets included herein in Item 8 – Financial Statements and Supplementary Data.
ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	For the year Ended December 31					December 31, 2023
In thousands, except percentages	2024	2025	2026	2027	2028	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At variable interest rates	$99,450	$99,450	$67,027			$99,450	$99,450
At fixed interest rates – Term Loans	771,730	770,725	770,725	770,725	770,725	772,220	629,829
						$871,670	$729,279
Weighted-average interest rate
On variable rate debt	8.37%	8.37%	8.37%
On fixed rate debt	7.03%	7.03%	7.03%	7.03%	7.03%
The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of December 31, 2023. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At December 31, 2023, we had $853.2 million of long-term debt, net of deferred debt issuance costs. Approximately 11.4% of our debt was at variable interest rates. The fixed-rate Term Loans are euro-based borrowings and thus the value of which is also subject to currency risk. Variable-rate debt outstanding represents borrowings under our revolving credit agreement and a euro-denominated term loan which accrue interest based on one-month LIBOR plus a margin. At December 31, 2023, the weighted-average interest rate paid on variable debt was 8.37%. A hypothetical 100 basis point increase in interest rates would increase annual interest expense by $1.0 million and a hypothetical decrease in rates would decrease annual interest expense by $1.0 million.
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
We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. On an annual basis, our euro denominated net sales is estimated to exceed euro expenses by approximately €170 million. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have greater outflows than inflows of these currencies, although to a lesser degree. As a result, particularly with respect to the euro, we are exposed to changes in currency exchange rates and such changes could be significant.
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
Our Airlaid Materials segment’s fair value exceeded its carrying value at the time of its last valuation performed in connection with our annual impairment test in the fourth quarter of 2023 by approximately 19%.
Our Composite Fibers and Spunlace segments fully impaired their goodwill in 2022.
Our Composite Fibers segment recognized a goodwill impairment in the first quarter of 2022 of $56.1 million in connection with an assessment of potential impairment of long-lived and indefinite-lived intangible assets stemming from the compounding impacts resulting from the Russia/Ukraine military conflict and related sanctions. During the fourth quarter 2022, in connection with our annual impairment test, we recognized an additional goodwill impairment of $20.3 million, which represented the entirety of the remaining goodwill for Composite Fibers. The impairment was driven by the increase in the discount rate utilized to value this segment, despite its improving performance compared to the last valuation. The Company utilized both a market approach and an income approach, relying on a discounted present value cash flow model applying a 15.5% discount rate and a perpetual revenue growth rate of 2.5%, for purposes of the valuation of this operating segment.
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

GLATFELTER 2023 FORM 10-K	29

The Airlaid segment’s fair value, and the asset groups within each of our operating segments, could be impacted by factors such as unexpected changes in market demand for our products, the impact of competition, and the inability to successfully adjust selling prices in response to changes in inflation, among other factors. Future adverse changes such as these or in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the asset groups, thereby possibly requiring an impairment charge in the future.
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
As of December 31, 2023, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management has determined that the Company’s internal control over financial reporting as of December 31, 2023, is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.
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
The Company’s internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.
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

GLATFELTER 2023 FORM 10-K	31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Glatfelter Corporation
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Glatfelter Corporation and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

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
February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Glatfelter Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glatfelter Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill Valuation– Airlaid Materials Reporting Unit — Refer to Notes 2 and 16 to the financial statements

Critical Audit Matter Description

The Company reviews goodwill for impairment annually during the fourth quarter, or more frequently if impairment indicators are present. The fair value of goodwill is determined using a market approach and a discounted cash flow model. These approaches incorporate several assumptions, including estimates of future cash flows expected to be generated from the use of the underlying assets. For Goodwill, impairment losses, if any, are recognized for the amount by which the carrying value of the reporting unit exceeds its fair value. The goodwill balance was $107.7M as of December 31, 2023, of which all was attributable to the Airlaid Materials operating segment, which is also a reporting unit. The fair value of the Airlaid Materials reporting unit exceeded the carrying value and, therefore, no impairment was recognized.

The principal consideration for our determination that the valuation of the Airlaid Materials goodwill is a critical audit matter is that significant estimates and assumptions by management involve subjectivity and judgment in determining the fair value of the reporting unit using a market approach and a discounted cash flow model. Given the inherent uncertainties related to the Company’s forecasts and how various factors could affect the Company’s assumptions, performing audit procedures to evaluate management’s assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve valuation specialists.

GLATFELTER 2023 FORM 10-K	33

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures over management’s estimate of the reporting unit fair value, including the discounted cash flow model, included the following, among others:

•We tested the effectiveness of controls over management’s impairment evaluation, including those over management’s development of the estimates of future cash flows used to value the reporting unit;
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
February 28, 2024

We have served as the Company’s auditor since at least 1940; however, an earlier year could not be reliably determined.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year ended December 31,
In thousands, except per share	2023	2022	2021
Net sales	$1,385,516	$1,491,326	$1,084,694
Costs of products sold	1,255,809	1,342,524	939,899
Gross profit	129,707	148,802	144,795
Selling, general and administrative expenses	109,741	125,001	121,250
Goodwill and other asset impairment charges	—	190,556	—
Loss on sale of Ober-Schmitten and other non-strategic operation	18,365	—	—
Gains on dispositions of plant, equipment and timberlands, net	(1,111)	(2,804)	(5,069)
Operating income (loss)	2,712	(163,951)	28,614
Non-operating income (expense)
Interest expense	(64,739)	(33,207)	(12,353)
Interest income	1,486	408	73
Other, net	(10,551)	(7,642)	(2,657)
Total non-operating expense	(73,804)	(40,441)	(14,937)
Income (loss) before income taxes	(71,092)	(204,392)	13,677
Income tax provision (benefit)	7,011	(10,275)	6,956
Income (loss) from continuing operations	(78,103)	(194,117)	6,721

Discontinued operations:
Income (loss) before income taxes	(950)	(91)	216
Income tax provision	—	—	—
Income (loss) from discontinued operations	(950)	(91)	216
Net income (loss)	$(79,053)	$(194,208)	$6,937

Basic earnings (loss) per share
Income (loss) from continuing operations	$(1.73)	$(4.33)	$0.15
Loss from discontinued operations	(0.02)	—	—
Basic earnings per share	$(1.75)	$(4.33)	$0.15

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(1.73)	$(4.33)	$0.15
Loss from discontinued operations	(0.02)	—	—
Diluted earnings per share	$(1.75)	$(4.33)	$0.15

Weighted average shares outstanding
Basic	45,058	44,828	44,551
Diluted	45,058	44,828	44,924
The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER 2023 FORM 10-K	35

GLATFELTER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
In thousands	2023	2022	2021

Net income (loss)	$(79,053)	$(194,208)	$6,937

Foreign currency translation adjustments	15,509	(36,485)	(27,232)
Net change in:
Deferred gains (losses) on derivatives, net of taxes of $429, $(2,513), and (1,866), respectively	(621)	9,188	4,484
Unrecognized retirement obligations, net of taxes of $41, $(898), and (111), respectively	498	9,706	1,097
Other comprehensive income (loss)	15,386	(17,591)	(21,651)
Comprehensive loss	$(63,667)	$(211,799)	$(14,714)
The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands	2023	2022
Assets
Cash and cash equivalents	$50,265	$110,660
Accounts receivable (less allowance for doubtful accounts: 2023 - $2,638; 2022 - $5,025)	170,974	195,665
Inventories	298,248	309,436
Prepaid expenses and other current assets	86,480	63,723
Total current assets	605,967	679,484

Plant, equipment and timberlands, net	662,916	675,811
Goodwill	107,691	105,195
Intangible assets, net	106,333	108,670
Other assets	80,889	78,193
Total assets	$1,563,796	$1,647,353

Liabilities and Shareholders' Equity

Current portion of long-term debt	$1,005	$40,435
Short-term debt	6,150	11,422
Accounts payable	158,455	217,625
Environmental liabilities	2,000	2,200
Other current liabilities	112,758	88,724
Total current liabilities	280,368	360,406

Long-term debt	853,163	793,252
Deferred income taxes	52,219	54,388
Other long-term liabilities	121,192	121,303
Total liabilities	1,306,942	1,329,349

Commitments and contingencies	—	—

Shareholders’ equity
Common stock, $0.01 par value; authorized - 120,000,000; issued - 54,361,980 (including treasury shares: 2023 - 9,275,061; 2022 - 9,568,457)	544	544
Capital in excess of par value	58,759	60,663
Retained earnings	419,810	498,863
Accumulated other comprehensive loss	(82,509)	(97,895)
	396,604	462,175
Less cost of common stock in treasury	(139,750)	(144,171)
Total shareholders’ equity	256,854	318,004
Total liabilities and shareholders’ equity	$1,563,796	$1,647,353
The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER 2023 FORM 10-K	37

GLATFELTER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
In thousands	2023	2022	2021
Operating activities
Net income (loss)	$(79,053)	$(194,208)	$6,937
Income (loss) from discontinued operations, net of tax	950	91	(216)

Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	63,247	66,724	61,421
Amortization of debt issue costs and original issue discount	5,316	1,915	865
Loss on sale of Ober-Schmitten and other non-strategic operation	18,365	—	—
Pension settlement charge	633	—	—
Goodwill and other asset impairment charges	—	190,556	—
Russia/Ukraine conflict charges/(recovery)	(1,441)	3,207	—
Deferred income tax benefit	(12,176)	(24,022)	(13,619)
Gains on dispositions of plant, equipment and timberlands, net	(1,111)	(2,804)	(5,069)
Share-based compensation	2,797	831	5,063
Non-cash inventory charge	3,262	—	—
Change in operating assets and liabilities
Accounts receivable	21,634	(35,294)	(14,794)
Inventories	9,605	(44,430)	(40,019)
Prepaid and other current assets	165	(3,234)	5,770
Accounts payable	(62,686)	16,398	65,828
Accruals and other current liabilities	5,240	(14,342)	(4,165)
Other	(363)	(2,208)	2,975
Net cash provided (used) by operating activities	(25,616)	(40,820)	70,977
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(33,770)	(37,740)	(30,037)
Proceeds from disposals of plant, equipment and timberlands, net	1,676	3,199	5,567
Payments related to sale of Ober-Schmitten and other non-strategic operation	(5,851)	—	—
Acquisitions, net of cash acquired	—	1,413	(464,856)
Other	844	30	(440)
Net cash used by investing activities	(37,101)	(33,098)	(489,766)
Financing activities
Proceeds from note offerings	—	—	500,000
Proceeds from term loans	262,273	—	46,849
Repayment of term loans	(228,413)	(35,287)	(26,088)
Net borrowings (repayments) under revolving credit facility	(22,884)	103,519	(23,481)
Payments of borrowing costs	(11,645)	(1,285)	(10,132)
Payments of dividends	—	(18,766)	(24,458)
Proceeds from government grants	—	—	479
Payments related to share-based compensation awards and other	(280)	(1,262)	(817)
Net cash provided (used) by financing activities	(949)	46,919	462,352
Effect of exchange rate changes on cash	1,033	(2,341)	(5,418)
Net increase (decrease) in cash, cash equivalents and restricted cash	(62,633)	(29,340)	38,145
Change in cash and cash equivalents from discontinued operations	(1,169)	(312)	(996)
Cash, cash equivalents and restricted cash at the beginning of period	119,162	148,814	111,665
Cash, cash equivalents and restricted cash at the end of period	55,360	119,162	148,814
Less: restricted cash in Prepaid and other current assets	(4,300)	(3,600)	(2,000)
Less: restricted cash in Other assets	(795)	(4,902)	(8,378)
Cash and cash equivalents at the end of period	$50,265	$110,660	$138,436
Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$59,182	$33,203	$6,957
Income taxes, net	$9,424	$24,445	$15,500
The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2023, 2022 and 2021

In thousands	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2021	$544	$63,261	$723,365	$(58,653)	$(150,585)	$577,932
Net income			6,937			6,937
Other comprehensive loss				(21,651)		(21,651)
Comprehensive loss						(14,714)
Cash dividends declared ($0.56 per share)			(24,702)			(24,702)
Share-based compensation expense		5,063				5,063
Delivery of treasury shares:						—
RSUs and PSAs		(3,538)			2,723	(815)
Employee stock options exercised — net		(7)			5	(2)
Balance at December 31, 2021	544	64,779	705,600	(80,304)	(147,857)	542,762

Net loss			(194,208)			(194,208)
Other comprehensive loss				(17,591)		(17,591)
Comprehensive loss						(211,799)
Cash dividends declared ($0.28 per share)			(12,529)			(12,529)
Share-based compensation expense		831				831
Delivery of treasury shares:						—
RSUs and PSAs		(4,947)			3,686	(1,261)
Balance at December 31, 2022	544	60,663	498,863	(97,895)	(144,171)	318,004

Net loss			(79,053)			(79,053)
Other comprehensive income				15,386		15,386
Comprehensive loss						(63,667)
Share-based compensation expense		2,797				2,797
Delivery of treasury shares:						—
RSUs and PSAs		(4,701)			4,421	(280)
Balance at December 31, 2023	$544	$58,759	$419,810	$(82,509)	$(139,750)	$256,854
The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER 2023 FORM 10-K	39

GLATFELTER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    ORGANIZATION
Glatfelter Corporation and subsidiaries (“Glatfelter”) produce and supply high quality, technology-driven, innovative, and customizable nonwovens solutions which can be found in products that are Enhancing Everyday Life®. These include personal care and hygiene products, food and beverage filtration, critical cleaning products, medical and personal protection, packaging products, as well as home improvement and industrial applications. Headquartered in Charlotte, NC, our 2023 net sales were approximately $1.4 billion. At December 31, 2023, we employed approximately 2,980 employees worldwide. Glatfelter’s operations utilize a variety of manufacturing technologies including airlaid, wetlaid and spunlace with fifteen manufacturing sites located in the United States, Canada, Germany, the United Kingdom, France, Spain, and the Philippines. The Company has sales offices in all major geographies serving customers under the Glatfelter and Sontara brands. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to Glatfelter Corporation and subsidiaries unless the context indicates otherwise.
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

The fair value of our reporting units, which are also our operating segments, is determined using a market approach and a discounted cash flow model. The fair value of non-amortizing tradename intangible assets is determined using a discounted cash flow model and requires the use and analysis of significant assumptions including among others, estimated cash flows consistent with our long-term strategic plan, perpetuity growth rates, capital expenditures, and discount rates. In addition, the discounted cash flow model requires the use of significant judgement to assess the potential impact of macroeconomic conditions including raw material and energy prices in all three segments, logistics costs, competition and similar factors. For goodwill, impairment losses, if any, are recognized for the amount by which the carrying value of the reporting unit exceeds its fair value. The carrying value of a reporting unit is defined using an enterprise premise which is generally determined by the difference between the unit’s assets and operating liabilities. With respect to non-amortizing tradenames, impairment losses, if any, are recognized for the amount by which the carrying value of the tradename exceeds its fair value. For additional information, refer to Note 6 – “Goodwill and Asset Impairments.“
Income Taxes Income taxes are determined using the asset and liability method of accounting for income taxes in accordance with FASB ASC 740 Income Taxes (“ASC 740”). Under ASC 740, tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Tax credits and other incentives reduce tax expense in the year the credits are claimed. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported in deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. We establish a valuation allowance for deferred tax assets for which realization is not more likely than not.
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
Refer to Note 8 – “Revenue” for additional information about the disaggregation of our net sales.

GLATFELTER 2023 FORM 10-K	41

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
Employee Retention Tax Credit The Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES”) and the subsequent related amendments provided a refundable payroll tax credit for eligible wages paid to employees in 2020 and 2021. For 2021, the employee retention credit was equal to 70% of qualified wages paid to U.S. employees in quarters where certain criteria are met.
The Company qualified for the employee retention credits for the first and second quarters of 2021 and filed for a cash refund claim in the fourth quarter of 2022. During 2022, the Company recognized an employee retention credit of $8.6 million of which $7.3 million is included in cost of products sold and $1.3 million is included in selling, general and administrative expenses in the accompanying consolidated statement of income (loss). At December 31, 2023 and 2022, we have employee retention credit receivables of $0.1 million and $8.6 million respectively and is included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The standard enhances income tax disclosure requirements by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and provides clarification on uncertain tax positions and related financial statement impacts. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
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
On October 29, 2021, we completed the acquisition of PMM Holding (Luxembourg) AG, the owner of all of the equity interest in Jacob Holm, a global leading manufacturer of premium quality spunlace nonwoven fabrics for critical cleaning, high-performance materials, personal care, hygiene and medical applications, for approximately $304.0 million for all outstanding shares and the extinguishment of Jacob Holm’s debt.The Jacob Holm acquisition was financed with the proceeds of a private placement of $500.0 million of senior notes discussed in Note 20 - "Long-term Debt."
Jacob Holm’s broad product offerings and blue-chip customer base expands our portfolio to include surgical drapes and gowns, wound care, face masks, facial wipes and cosmetic masks. Jacob Holm’s Sontara brand is a leading producer of finished products for critical cleaning wipes and medical apparel, enhances our technological capabilities. Jacob Holm has approximately 760 employees, operates production facilities in the United States, France and Spain, and its revenue in 2020 totaled approximately $400.0 million. The results of Jacob Holm's operations are reported as Spunlace, a newly formed segment, prospectively from the acquisition date.
Acquired property, plant and equipment in both acquisitions are being depreciated on a straight-line basis with estimated remaining lives ranging from 5 years to 35 years. Intangible assets recorded in connection with the Mount Holly acquisition consist of customer relationships and are being amortized on a straight-line basis (11 years). With respect to the Jacob Holm acquisition, identifiable intangible assets consist of trade and product names (15 to 20-year life), technical know-how (8 to 20-year life) and customer relationships (20-year life). These assets are being amortized on a straight-line basis. The goodwill arising from the acquisitions largely relates to strategic benefits, product and market diversification, assembled workforce, and similar factors. During 2022, we wrote off the entire amount of goodwill recorded as part of the Jacob Holm acquisition. Additional information is discussed in Note 6 - “Goodwill and Asset Impairments.” Goodwill recorded in connection with the Mount Holly transaction is deductible for federal tax purposes over 15 years. Additional information is discussed in Note 16 - "Goodwill and Intangible Assets."
In connection with the Jacob Holm acquisition and as provided for in the underlying Share Purchase Agreement, we recorded a $17.2 million indemnification asset related to certain potential tax liabilities. The indemnification asset is presented above under the caption "Other assets."

GLATFELTER 2023 FORM 10-K	43

4.    DISCONTINUED OPERATIONS
In 2018, we completed the sale of the Specialty Papers business on a cash free and debt free basis to Pixelle Specialty Solutions LLC, an affiliate of Lindsay Goldberg (the “Purchaser”) for $360 million. The sale of the business was in connection with the strategic focus on our more growth oriented Composite Fibers and Airlaid Materials.
We incurred general and administrative expenses of $1.0 million, $0.1 million and a credit of $0.2 million for the years ended 2023, 2022 and 2021, respectively. The amounts incurred in the past three years primarily represent legal costs incurred to pursue certain legal claims, costs related to an insurance claim and reversals of sales and use tax reserves due to the expiration of statutes of limitation.
For the years ended December 31, 2023, 2022 and 2021, we have incurred net operating cash outflows of approximately $1.2 million, $0.3 million and $1.0 million, respectively.
5.    SALE OF OBER-SCHMITTEN, GERMANY FACILITY
In the third quarter of 2023, we sold our Composite Fibers’ Ober-Schmitten, Germany operations as part of the Company’s turnaround strategy that is aimed at improving financial performance of the Company’s overall business. The Company sold the facility for one euro and recognized a loss on the sale of $17.8 million during year ended December 31, 2023. The loss on sale is recapped as follows:

In thousands
Cash	$5,793
Accounts receivable	2,950
Inventory	5,039
Prepaids and other current assets	8,847
Property, plant and equipment	2,513
Accounts payable and accrued liabilities	(7,337)
Loss on sale	$17,805
In connection with the sale, we entered into a transition services and distribution agreements with the purchaser pursuant to which we agreed to provide various back-office, information technology, commercial and operations support until the business is fully separated from us (estimated to be May 2024).
6.    GOODWILL AND ASSET IMPAIRMENTS
We recorded no goodwill and asset impairments in 2023.
During the fourth quarter of 2022, we recognized a goodwill and asset impairment charge for our Composite Fibers segment of $30.7 million. This charge includes a $20.3 million goodwill impairment for the Composite Fibers segment, primarily driven by higher valuation discount rates despite our expectation of improvements in future financial results compared to our forecast included in our valuation performed in Q1 2022. In addition, we recognized a $10.4 million non-cash asset impairment charge related to our OberSchmitten, Germany facility based on our expectations of future cash flows for this site. The facility was sold in the third quarter of 2023, as discussed in Note 5 - “Sale of Ober-Schmitten, Germany Facility.”
During the third quarter of 2022, we recognized a non-cash goodwill impairment charge for our Spunlace segment of $42.5 million. The Spunlace segment has faced continued inflationary challenges which had escalated since our acquisition of this business in late 2021. Our selling price increases in 2022 were insufficient to offset the impact of inflation. Furthermore, the Spunlace segment has been impacted by unexpected supply chain and other operational issues which, in combination with the commercial issues, resulted in an unexpected increase in operating losses.
In the first quarter of 2022, in connection with an assessment of potential impairment of long-lived and indefinite-lived intangible assets stemming from the compounding impacts resulting from the Russia/Ukraine military conflict and related sanctions, we recorded a $117.3 million non-cash asset impairment charge related to Composite Fibers' Dresden facility and an impairment of Composite Fibers' goodwill. Dresden is a single-line facility that produces wallcover base paper, the majority of which is sold into the Russian and Ukrainian markets. As a direct result of the economic impacts from the conflict, and the disruptions in the underlying financial systems and prohibition of the export of sanctioned wallcover base paper to Russia, a charge was recorded to reduce the carrying value of the Dresden fixed assets and intangible assets (technological know-how, customer relationships, and an indefinite-lived trade name), along with Composite Fibers’ goodwill to fair value.

The following table summarizes the impairment charges recorded in the accompanying consolidated statements of income (loss) under the caption “Goodwill and other asset impairment charges:”

In thousands	2023	2022	2021
Plant, property and equipment	$—	$37,936	$—
Technological know-how	—	18,443	—
Customer relationships	—	11,695	—
Tradename	—	3,530	—
Goodwill	—	118,952	—
Total	$—	$190,556	$—
The fair value of the underlying assets was estimated using discounted cash flow models, independent appraisals and similar methods, all of which are Level 3 fair value classification.
As a result of economic sanctions and disruptions to the financial markets, certain Russian and Ukrainian customers were not expected to satisfy outstanding accounts receivables. As such, during 2022, we recognized bad debt expense of approximately $2.9 million directly related to Russian and Ukrainian customers. Furthermore, during 2022, we increased inventory reserves by approximately $0.3 million, primarily related to wallcover products. In 2023, we reversed approximately $1.4 million of bad debt expense based on actual and expected recoveries.
7.    GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS
During 2023, 2022 and 2021, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2023
Timberlands	546	$1,340	$1,305
Other	n/a	336	(194)
Total		$1,676	$1,111
2022
Timberlands	790	$3,130	$2,962
Other	n/a	69	(158)
Total		$3,199	$2,804
2021
Timberlands	1,796	$5,567	$5,239
Other	n/a	—	(170)
Total		$5,567	$5,069

GLATFELTER 2023 FORM 10-K	45

8.    REVENUE
The following table sets forth disaggregated information pertaining to our net sales from contracts with customers:

	Year ended December 31,
In thousands	2023	2022	2021
Revenue by product category
Airlaid Materials
Feminine hygiene	$217,147	$238,420	$207,116
Specialty wipes	167,702	156,516	110,201
Tabletop	109,293	117,070	76,904
Adult incontinence	29,611	27,102	22,034
Home care	27,424	25,842	25,575
Food pads	13,143	13,787	11,337
Other	22,160	22,777	17,083
	586,480	601,514	470,250
Composite Fibers
Food & beverage	287,040	309,065	298,859
Technical specialties	74,019	83,225	92,351
Wallcovering	61,607	53,156	88,057
Composite laminates	35,869	43,088	43,438
Metallized	24,982	35,329	34,102
	483,517	523,863	556,807
Spunlace
Consumer wipes	137,147	154,913	23,937
Critical cleaning	101,725	109,362	16,871
Health care	43,841	55,002	10,785
Hygiene	21,233	23,626	3,428
High performance	12,410	13,438	1,483
Beauty care	1,560	9,608	1,133
	317,916	365,949	57,637

Inter-segment sales elimination	(2,397)	—	—
Total	$1,385,516	$1,491,326	$1,084,694

	Year ended December 31,
In thousands	2023	2022	2021
Revenue by geography
Airlaid Materials
Americas	$327,200	$324,710	$237,808
Europe, Middle East and Africa	246,073	263,843	223,718
Asia Pacific	13,207	12,961	8,724
	586,480	601,514	470,250
Composite Fibers
Europe, Middle East and Africa	278,951	262,750	333,608
Americas	127,805	160,541	134,753
Asia Pacific	76,761	100,572	88,446
	483,517	523,863	556,807
Spunlace
Americas	203,492	210,812	30,815
Europe, Middle East and Africa	88,132	110,638	19,990
Asia Pacific	26,292	44,499	6,832
	317,916	365,949	57,637

Inter-segment sales elimination	(2,397)	—	—
Total	$1,385,516	$1,491,326	$1,084,694

9.    EARNINGS PER SHARE
The following table sets forth the details of basic and diluted earnings (loss) per share (EPS):

	Year ended December 31,
In thousands, except per share	2023	2022	2021
Net income (loss)	$(79,053)	$(194,208)	$6,937

Weighted average common shares outstanding used in basic EPS	45,058	44,828	44,551
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	—	—	373
Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,058	44,828	44,924

Earnings (loss) per share
Continuing operations	$(1.73)	$(4.33)	$0.15
Discontinued operations	(0.02)	—	—
The following table sets forth the potential common shares outstanding for stock options that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	Year ended December 31,
In thousands	2023	2022	2021
Potential common shares	532	770	1,079

GLATFELTER 2023 FORM 10-K	47

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three years ended December 31, 2023, 2022 and 2021.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2023	$(106,242)	$11,176	$(3,247)	$418	$(97,895)
Other comprehensive income (loss) before reclassifications (net of tax)	15,509	735	(163)	(27)	16,054
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,356)	718	(30)	(668)
Net current period other comprehensive income (loss)	15,509	(621)	555	(57)	15,386
Balance at December 31, 2023	$(90,733)	$10,555	$(2,692)	$361	$(82,509)

Balance at January 1, 2022	$(69,757)	$1,988	$(11,482)	$(1,053)	$(80,304)
Other comprehensive income (loss) before reclassifications (net of tax)	(36,485)	16,716	7,613	1,367	(10,789)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(7,528)	622	104	(6,802)
Net current period other comprehensive income (loss)	(36,485)	9,188	8,235	1,471	(17,591)
Balance at December 31, 2022	$(106,242)	$11,176	$(3,247)	$418	$(97,895)

Balance at January 1, 2021	$(42,525)	$(2,496)	$(12,844)	$(788)	$(58,653)
Other comprehensive income (loss) before reclassifications (net of tax)	(27,232)	4,759	611	(79)	(21,941)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(275)	751	(186)	290
Net current period other comprehensive income (loss)	(27,232)	4,484	1,362	(265)	(21,651)
Balance at December 31, 2021	$(69,757)	$1,988	$(11,482)	$(1,053)	$(80,304)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (losses) for the years indicated.

	Year ended December 31,
In thousands	2023	2022	2021
Description				Line Item in Statements of Income
Cash flow hedges (Note 22)
Gains on cash flow hedges	$(1,785)	$(7,896)	$(382)	Costs of products sold
Tax expense (benefit)	429	703	22	Income tax provision (benefit)
Net of tax	(1,356)	(7,193)	(360)

Loss (gain) on interest rate swaps	—	(335)	85	Interest expense
Tax expense	—	—	—	Income tax provision (benefit)
Net of tax	—	(335)	85
Total cash flow hedges	(1,356)	(7,528)	(275)

Retirement plan obligations (Note 13)
Amortization of defined benefit pension plan items
Prior service costs	23	43	47	Other, net
Actuarial losses	81	653	792	Other, net
Pension settlement	633	—	—
	737	696	839
Tax benefit	(19)	(74)	(88)	Income tax provision (benefit)
Net of tax	718	622	751
Amortization of defined benefit other plan items
Prior service costs	21	104	(233)	Other, net
Actuarial loss (gains)	(51)	—	47	Other, net
	(30)	104	(186)
Tax expense	—	—	—	Income tax provision (benefit)
Net of tax	(30)	104	(186)
Total reclassifications, net of tax	$(668)	$(6,802)	$290

11.    INCOME TAXES
Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
The provision for (benefit from) income taxes from continuing operations consisted of the following:

	Year ended December 31,
In thousands	2023	2022	2021
Current taxes
Federal	$2,864	$(801)	$(570)
State	974	239	584
Foreign	15,349	14,309	20,561
	19,187	13,747	20,575
Deferred taxes and other
Federal	(258)	(33)	(1,159)
State	(1,233)	477	234
Foreign	(10,685)	(24,466)	(12,694)
	(12,176)	(24,022)	(13,619)
Income tax provision (benefit)	$7,011	$(10,275)	$6,956

GLATFELTER 2023 FORM 10-K	49

The following are the domestic and foreign components of pretax income (loss) from continuing operations:

	Year ended December 31,
In thousands	2023	2022	2021
United States	$(60,092)	$(63,421)	$(44,682)
Foreign	(11,000)	(140,971)	58,359
Total pretax income (loss)	$(71,092)	$(204,392)	$13,677
The following table sets forth a reconciliation of the statutory federal income tax rate to our actual effective tax rate for continuing operations.

	Year ended December 31,
	2023	2022	2021

Federal income tax provision at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	(2.3)	(0.6)	2.7
Foreign income tax rate differential	(0.1)	(4.6)	(1.9)
Tax effect of tax credits	1.0	0.1	(0.1)
Provision for (resolution of) tax matters	(6.2)	(1.4)	23.6
Rate changes due to enacted legislation	(1.3)	(0.1)	15.3
Change in reinvestment assertion	—	—	26.4
Effect of U.S. tax law change	(1.3)	(0.2)	2.8
Income inclusions from foreign subsidiaries	(1.6)	(0.6)	18.7
Stock-based compensation	(0.5)	0.7	3.9
Nondeductible officer's compensation	—	(0.3)	3.9
Valuation allowance	(30.1)	(6.8)	(3.1)
Tax effect of U.S. impairment	—	(1.5)	—
Recognition of non-U.S. intangible tax basis	—	—	(78.1)
Capitalized transaction costs	—	—	8.9
Foreign Attribute Recognition	13.0	—	—
Other	(1.5)	(0.6)	6.9
Actual tax rate	(9.9)%	5.1%	50.9%

The effective income tax rate in the year ended December 31, 2023 was impacted by losses in the U.S. and certain foreign jurisdictions for which no income tax benefit was recorded, offset in part by the recognition of a $9.3 million deferred tax benefit associated with a notional interest deduction carryforward at a foreign subsidiary.
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

The sources of deferred income taxes were as follows at December 31:

In thousands	2023	2022

Reserves	$391	$1,489
Environmental	3,279	3,562
Compensation	2,583	2,687
Pension	1,473	2,323
Post-retirement benefits	749	795
Research & development expenses	6,062	5,986
Inventories	2,635	1,984
Tax carryforwards	101,017	61,828
Interest limitation carryforwards	59,579	9,854
Other	2,540	1,689
Deferred tax assets	180,308	92,197
Valuation allowance	(126,516)	(52,960)
Net deferred tax assets	53,792	39,237
Property	(77,518)	(79,164)
Intangible assets	(3,940)	(1,549)
Inventories	—	—
Other	(5,963)	(3,591)
Deferred tax liabilities	(87,421)	(84,304)
Net deferred tax liabilities	$(33,629)	$(45,067)
Non-current deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31,
In thousands	2023	2022
Other assets	$18,590	$9,321
Deferred income taxes	52,219	54,388
At December 31, 2023, we had federal, state and foreign tax net operating loss (“NOL”) carryforwards of $124.3 million, $203.2 million, and $260.5 million, respectively. These NOL carryforwards are available to offset future taxable income. $0.8 million of the federal NOL carryforward expires in 2037. The remaining $123.5 million of the federal NOL has an indefinite carryforward and never expires. The state NOL carryforwards expire at various times and in various amounts beginning in 2024. Certain foreign NOL carryforwards begin to expire after 2029.
The federal, state, and international NOL carryforwards on the income tax returns filed included unrecognized tax benefits taken in prior years. The deferred tax assets recognized for financial statement purposes for such NOL carryforwards are presented net of these unrecognized tax benefits.
In addition, we had various federal tax credit carryforwards totaling $15.0 million which begin to expire in 2035 and state tax credit carryforwards totaling $3.6 million, which begin to expire in 2028.
As of December 31, 2023 and 2022, we had a valuation allowance of $126.5 million and $53.0 million, respectively, against net deferred tax assets, primarily due to uncertainty regarding the ability to utilize federal, state and foreign tax NOL carryforwards, federal and foreign interest deduction limitation carryforwards and certain state tax credits. In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of available evidence indicated it is more likely than not that the deferred tax assets will not be realized.
Tax credits and other incentives reduce tax expense in the year the credits are claimed. We recorded tax credits of $0.5 million, $0.7 million and $0.0 million in 2023, 2022 and 2021, respectively, related to research and development credits.
At December 31, 2023 and 2022, unremitted earnings of certain subsidiaries outside the United States deemed to be indefinitely reinvested totaled $94.0 million and $130.0 million, respectively. Because the unremitted earnings of those subsidiaries are deemed to be indefinitely reinvested as of December 31, 2023 and because we have no need for or plans to repatriate such earnings, no deferred tax liability has been recognized in our consolidated financial statements with regard to those subsidiaries. In 2021, we designated unremitted earnings of a subsidiary as not indefinitely reinvested. As of

GLATFELTER 2023 FORM 10-K	51

December 31, 2023, we have $2.3 million of deferred tax liabilities recorded with regard to the unremitted earnings of that subsidiary.
As of December 31, 2023, 2022 and 2021, we had $60.7 million, $56.5 million and $55.7 million of gross unrecognized tax benefits, respectively. As of December 31, 2023, if such benefits were to be recognized, approximately $58.1 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

In thousands	2023	2022	2021
Balance at January 1	$56,506	$55,660	$46,259
Increases in tax positions for prior years	51	—	38
Decreases in tax positions for prior years	—	(995)	(638)
Acquisition related:
Purchase Accounting	—	—	12,718
Increases in tax positions for current year	5,728	3,644	3,683
Settlements	—	—	—
Lapse in statutes of limitation	(1,552)	(1,803)	(6,400)
Balance at December 31	$60,733	$56,506	$55,660
We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2014, 2015; 2020 - 2023	N/A
State	2019 - 2023	N/A
Canada(1)	2016 - 2018, 2023	2019-2022
Germany(1)	2020 - 2023	2016-2019
France	2023	2021-2022
United Kingdom	2022-2023	N/A
Philippines	2020, 2022-2023	N/A
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
We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	As of or for the year ended December 31,
In thousands	2023	2022	2021
Accrued interest payable	$6,251	$4,767	$3,947
Accrued penalties	2,782	2,975	3,020
Interest expense	1,483	820	974
The Organization for Economic Cooperation and Development (“OECD”) reached agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. The minimum tax directive has been adopted by the EU for implementation by its Member States into national legislation effective for fiscal years beginning after 2023 and may be adopted by other jurisdictions including the U.S. Many countries where we have operations continue to announce changes in their tax laws and regulations based on the Pillar Two principles. We continue to monitor and evaluate the impact of these proposed and enacted legislative changes. Given the uncertainty regarding such proposed legislative changes, the impact of Pillar Two cannot be determined at this time.
12.    STOCK-BASED COMPENSATION
On May 5, 2023, upon Board and shareholder approval, the Glatfelter Corporation 2022 Long-Term Incentive Plan, as Amended and Restated, became effective and is a successor plan to the Glatfelter Corporation 2022 Long-Term Incentive Plan (collectively, the “LTIP”), which was originally effective as of April 27, 2005 and was subsequently amended and restated on May 4, 2017, and May 5, 2022, respectively. The LTIP continues to provide for the issuance of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. Furthermore, the LTIP increased the number shares previously available for issuance by 675,000 shares. As of December 31, 2023, there were 2,385,486 shares of common stock available for future issuance under the LTIP.
Pursuant to terms of the LTIP, we have issued to eligible participants restricted stock units (“RSUs”), performance share awards (“PSAs”) and stock-only stock appreciation rights (“SOSARs”).
Restricted Stock Units (“RSUs”) and Performance Share Awards (“PSAs”) Awards of RSUs and PSAs are made under our LTIP. The vesting of RSUs is generally based on the passage of time, generally over a three-year period or in certain instances the RSUs were issued with three-year cliff vesting. PSAs are issued to members of management and vesting is based on achievement of cumulative financial performance targets covering a two-year period followed by an additional one-year service period. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial Performance. In addition, certain PSA awards include a modifier based on the three-year total shareholder return relative to a broad market index. Other awards include a hard-wired three-year total shareholder return metric relative to a broad market index. For RSUs, the grant date fair value of the awards, or the closing price per common share on the date of the award, is used to determine the amount of expense to be recognized over the applicable service period. For PSAs, the grant date fair value is estimated using a lattice model. The significant inputs include the stock price, volatility, dividend yield, and risk-free rate of return. Settlement of RSUs and PSAs will be made in shares of our common stock currently held in treasury.
In 2023, 2022 and 2021, we issued awards to employees of RSUs and PSAs under our LTIP. RSUs vest based on the passage of time, generally over a graded three-year period or, in certain instances, cliff vest after one or three years. In addition, some awards vest over one year or less depending upon the retirement eligibility of the grantees in the LTIP. The PSAs awarded vest based on either the achievement of cumulative financial performance targets covering a two-year period or based on the three-year total shareholder return relative to a broad market index. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance.
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
In 2023, the Board continued to assess the executive leadership team and ultimately appointed Mr. Boris Illetschko as SVP, Chief Operating Officer who replaced Mr. Christopher Astley, SVP, Chief Commercial Officer and Mr. Wolfgang Laures, SVP Integrated Global Supply Chain & Information Technology. Upon hire, Mr. Illetschko received an equity award that followed the same design as the 2023 annual award, which consisted of 40% Time Based RSUs and 60% PSAs. Messrs. Astley and Laures forfeited any unvested equity upon their respective separation dates.
For RSUs, the grant date fair value of the awards, or the closing price per common share on the date of the award, is used to determine the amount of expense to be recognized over the applicable service period. For PSAs, the grant date fair value is estimated using a lattice model. The significant inputs include the stock price, volatility, dividend yield, and

GLATFELTER 2023 FORM 10-K	53

risk-free rate of return. Settlement of RSUs and PSAs will be made in shares of our common stock currently held in treasury.
The following table summarizes RSU and PSA activity during the past three years:

Units	2023	2022	2021
Balance at January 1,	1,650,152	1,111,382	1,071,652
Granted	1,455,665	1,452,213	374,931
Forfeited	(460,218)	(582,457)	(103,499)
Shares delivered	(371,660)	(330,986)	(231,702)
Balance at December 31,	2,273,939	1,650,152	1,111,382

In thousands	2023	2022	2021
Compensation expense	$2,797	$831	$5,063
The amount granted in 2023, 2022 and 2021 includes 758,222, 725,812 and 162,480 PSAs, respectively, exclusive of reinvested dividends. The weighted average grant date fair value per unit for awards in 2023, 2022 and 2021 was $3.69, $8.04 and $16.71, respectively. As of December 31, 2023, unrecognized compensation expense for outstanding RSUs and PSAs totaled $4.4 million. The weighted average remaining period over which the expense will be recognized is 1.79 years.

Stock Only Stock Appreciation Rights	The following table sets forth information related to outstanding SOSARs:

	2023		2022		2021
SOSARs	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	769,544	$21.34	1,079,113	$20.42	1,082,413	$20.40
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(3,300)	15.61
Canceled / forfeited	(238,025)	19.66	(309,569)	18.12	—	—
Outstanding at December 31,	531,519	$22.10	769,544	$21.34	1,079,113	$20.42
Exercisable at December 31,	531,519	22.10	769,544	21.34	1,079,113	20.42
Vested and expected to vest	531,519	22.10	769,544	21.34	1,079,113	20.42
Compensation expense (in thousands)	$—		$—		$—
Under terms of the SOSAR, the recipients receive the right to receive a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. No SOSARs were issued during any of the past three years. As of December 31, 2023, all issued SOSARs were vested and the intrinsic value of SOSARs was zero and the remaining weighted average contractual life of outstanding SOSARs was 1.26 years.
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
The Deferred Compensation Plan also provides for employer contributions and the Plan may provide for elective employee deferrals. Beginning in 2022, the plan allows active in-service withdrawals for elective employee deferrals. Under the Deferred Compensation Plan, participants are eligible to receive annual Company contributions that such participants would have received under our 401(k) Savings Plan, but for certain limitations imposed by the Internal Revenue Code on 401(k) plan contributions (“Company Contributions”). Unless otherwise determined by the Compensation Committee, Company Contributions under the Deferred Compensation Plan will not exceed 7% of a participant’s annual eligible compensation that is in excess of the Internal Revenue Code compensation limit for 401(k) plans.
As of December 31, 2023 and 2022, the remaining non-contributory pension plans are unfunded non-qualified plans. Non-U.S. benefits were based on average salary and years of service. We use a December 31-measurement date for all of our defined benefit plans.
We also provide certain health care benefits to eligible U.S.-based retired employees. Participation in the plan is closed to any salaried employees hired after December 31, 2006. For retirees prior to age 65, these benefits consists of either a Company provided fixed contribution, as determined on an annual basis, to the participant’s health reimbursement account or providing group medical insurance coverage with a subsidy cap of $10,000 per year, as determined by date of retirement. In December 2023, the Plan was amended to transition all retiree medical benefits to the health reimbursement construct, eliminating the group medical insurance offering. For certain retirees over age 65, these benefits consists of a fixed payment to defray the costs of Medicare.
All information presented in the following tables represents amounts attributable to continuing operations.

	Pension Benefits		Other Benefits
In thousands	2023	2022	2023	2022
Change in Benefit Obligation
Balance at beginning of year	$34,729	$44,885	$3,380	$5,130
Service cost	—	—	11	15
Interest cost	1,417	1,054	178	131
Benefits paid	(2,527)	(2,065)	(458)	(529)
One-time settlement	(5,815)	—	—	—
Plan amendments	—	—	188	—
Actuarial (gain)/loss	223	(8,436)	(2)	(1,367)
Effect of currency rate changes	273	(709)	—	—
Balance at end of year	$28,300	$34,729	$3,297	$3,380

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Reversion of excess plan assets	—	—	—	—
Total contributions	2,527	2,065	511	529
Benefits paid	(2,527)	(2,065)	(511)	(529)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(28,300)	$(34,729)	$(3,297)	$(3,380)
As of December 31, 2023, the non-qualified plans have an unfunded projected benefit obligation of $28.3 million.
During 2023, we made a $5.8 million one-time settlement payment to our former CEO under the terms of his non-qualified pension plan in connection with his separation from the Company. In accordance with pension settlement accounting, we recorded a $0.6 million settlement charge reflecting the recognition of amounts previously included in accumulated other comprehensive income.
Amounts recognized in the consolidated balance sheets consist of the following as of December 31:

	Pension Benefits		Other Benefits
In thousands	2023	2022	2023	2022
Current liabilities	$(2,337)	$(8,415)	$(552)	$(513)
Other long-term liabilities	(25,963)	(26,314)	(2,745)	(2,886)
Net amount recognized	$(28,300)	$(34,729)	$(3,297)	$(3,399)
The components of amounts recognized as “Accumulated other comprehensive income” consist of the following on a pre-tax basis:

	Pension Benefits		Other Benefits
In thousands	2023	2022	2023	2022
Prior service credit (cost)	$(104)	$(127)	$(188)	$(21)
Net actuarial gain (loss)	(4,339)	(4,762)	1,095	984

GLATFELTER 2023 FORM 10-K	55

The weighted-average assumptions used in computing the benefit obligations above were as follows:

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Discount rate – benefit obligation	4.94%	5.19%	5.42%	5.42%
The discount rates set forth above were estimated based on the modeling of expected cash flows for each of our benefit plans and selecting a portfolio of high-quality debt instruments with maturities matching the respective cash flows of each plan. The resulting discount rates as of December 31, 2023 ranged from 3.71% to 5.41% for pension plans and was 5.42% for the other benefit plans.
Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

In thousands	2023	2022
Projected benefit obligation	$28,300	$34,729
Accumulated benefit obligation	28,300	34,729
Fair value of plan assets	—	—
Net periodic benefit (income) expense includes the following components:

	Year ended December 31,
In thousands	2023	2022	2021
Pension Benefits
Interest cost	$1,417	$1,054	$974
Amortization of prior service cost	23	43	48
Amortization of actuarial loss	81	653	790
One-time settlement charge	633	—	—
Total net periodic benefit expense	$2,154	$1,750	$1,812

Other Benefits
Service cost	$11	$15	$29
Interest cost	178	131	127
Amortization of prior service credit	21	104	(233)
Amortization of actuarial loss (gain)	(51)	—	47
Total net periodic benefit income	$159	$250	$(30)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Year ended December 31,
In thousands	2023	2022
Pension Benefits
Actuarial (gains) loss	$223	$(8,436)
Recognized prior service costs	(23)	(43)
Recognized actuarial losses	(715)	(653)
Total recognized in other comprehensive (income) loss	(515)	(9,132)
Total recognized in net periodic benefit cost and other comprehensive loss	$1,639	$(7,382)

Other Benefits
Actuarial (gain) loss	$(2)	$(1,367)
Amortization of actuarial loss	51	—
Total recognized in other comprehensive loss	49	(1,367)
Total recognized in net periodic benefit cost and other comprehensive loss	$208	$(1,117)

The weighted-average assumptions used in computing the net periodic benefit expense information above were as follows:

	Year ended December 31,
	2023	2022	2021
Pension Benefits
Discount rate – benefit expense	5.19%	2.42%	2.17%

Other Benefits
Discount rate – benefit expense	5.42%	2.70%	2.30%
Cash Flow Benefit payments expected to be made under our non-qualified pension plans and other benefit plans are summarized below:

In thousands	Pension Benefits	Other Benefits
2024	$2,385	$567
2025	2,337	364
2026	2,282	321
2027	2,228	293
2028	2,158	285
2029 through 2033	10,489	1,199
Defined Contribution Plans We maintain 401(k) plans for substantially all U.S.-based employees. Employees may contribute up to 50% of their earnings, subject to certain restrictions. We currently provide a minimum company contribution equal to 7% of eligible compensation. In addition, we have provided discretionary contributions resulting in total contributions equal to 7.0%, 7.5% and 10% of compensation in 2023, 2022 and 2021, respectively. The expense associated with our 401(k) plan was $4.3 million, $2.7 million and $2.4 million in 2023, 2022 and 2021, respectively.
14.    INVENTORIES
Inventories, net of reserves were as follows:

	December 31,
In thousands	2023	2022
Raw materials	$82,012	$109,166
In-process and finished	150,220	142,331
Supplies	66,016	57,939
Total	$298,248	$309,436
15.    PLANT, EQUIPMENT AND TIMBERLANDS
Plant, equipment and timberlands at December 31 were as follows:

In thousands	2023	2022
Land	$24,145	$23,718
Building	233,048	228,310
Machinery, equipment & other	1,070,965	1,031,012
Accumulated depreciation	(696,928)	(645,404)
	631,230	637,636
Construction in progress	31,686	38,175
Total	$662,916	$675,811
As of December 31, 2023 and 2022, we had $4.6 million and $5.2 million, respectively, of accrued capital expenditures.

GLATFELTER 2023 FORM 10-K	57

16.    GOODWILL AND INTANGIBLE ASSETS
The following table sets forth information with respect to goodwill and other intangible assets:

In thousands	Balance, Beginning 2022	Impairment	Purchase price allocation adjustment	Translation	Balance, End of 2022	Purchase price allocation adjustment	Translation	Balance, End of 2023
Goodwill
Airlaid Materials	$109,486	$—	$—	$(4,291)	$105,195	$—	$2,496	$107,691
Composite Fibers	78,438	(76,411)	—	(2,027)	—	—	—	—
Spunlace	48,241	(42,541)	(500)	(5,200)	—	—	—	—
Total	$236,165	$(118,952)	$(500)	$(11,518)	$105,195	$—	$2,496	$107,691

Other Intangible Assets	Balance, Beginning 2022	Impairment	Amortization	Translation	Balance, End of 2022	Amortization	Translation	Balance, End of 2023
Airlaid Materials
Tradename	$4,485	$—	$—	$(1,043)	$3,442	$—	$124	$3,566
Accumulated amortization	(603)	—	(170)	34	(739)	(174)	(31)	(944)
Net	3,882	—	(170)	(1,009)	2,703	(174)	93	2,622

Technology and related	17,825	—	—	(313)	17,512	—	609	18,121
Accumulated amortization	(4,552)	—	(1,131)	246	(5,437)	(1,160)	(222)	(6,819)
Net	13,273	—	(1,131)	(67)	12,075	(1,160)	387	11,302

Customer relationships and related	44,585		—	(1,433)	43,152	—	834	43,986
Accumulated amortization	(10,512)	—	(3,657)	598	(13,571)	(3,706)	(408)	(17,685)
Net	34,073	—	(3,657)	(835)	29,581	(3,706)	426	26,301

Composite Fibers
Tradename - non-amortizing	3,601	(3,530)	—	(71)	—	—	—	—

Technology and related	38,614	(37,823)	—	(791)	—	—	—	—
Accumulated amortization	(19,224)	19,380	(424)	268	—	—	—	—
Net	19,390	(18,443)	(424)	(523)	—	—	—	—

Customer relationships and related	34,739	(34,046)	—	(693)	—	—	—	—
Accumulated amortization	(22,104)	22,351	(587)	340	—	—	—	—
Net	12,635	(11,695)	(587)	(353)	—	—	—	—

Spunlace
Products and Tradenames	27,623		—	(333)	27,290	—	2,774	30,064
Accumulated amortization	(253)	—	(1,241)	(265)	(1,759)	(1,323)	(370)	(3,452)
Net	27,370	—	(1,241)	(598)	25,531	(1,323)	2,404	26,612

Technology and related	14,547		—	(175)	14,372	—	1,461	15,833
Accumulated amortization	(202)	—	(1,151)	(102)	(1,455)	(1,223)	(468)	(3,146)
Net	14,345	—	(1,151)	(277)	12,917	(1,223)	993	12,687

Customer relationships and related	28,003		—	(337)	27,666	—	2,812	30,478
Accumulated amortization	(268)	—	(1,487)	(48)	(1,803)	(1,580)	(286)	(3,669)
Net	27,735	—	(1,487)	(385)	25,863	(1,580)	2,526	26,809

Total intangibles	214,022	(75,399)	—	(5,189)	133,434	—	8,614	142,048
Total accumulated amortization	(57,718)	41,731	(9,848)	1,071	(24,764)	(9,166)	(1,785)	(35,715)
Net intangibles	$156,304	$(33,668)	$(9,848)	$(4,118)	$108,670	$(9,166)	$6,829	$106,333

The following table sets forth information pertaining to amortization of intangible assets:

In thousands	2023	2022	2021
Aggregate amortization expense:	$9,166	$9,848	$9,753
Estimated amortization expense:
2024	9,408
2025	9,408
2026	9,408
2027	9,408
2028	9,408
    Intangible assets are amortized on a straight-line basis. We amortize trade and product names over 15 years to 20 years; technical know-how over 8 years to 20 years; and customer relationships over 11 years to 18 years. The remaining weighted average useful life of intangible assets was 13.1 years at December 31, 2023.
17.    OTHER LONG-TERM ASSETS
Other long-term assets consist of the following:

	December 31,
In thousands	2023	2022
Right-of-use asset operating leases	$24,991	$25,420
Deferred taxes	18,590	9,321
Jacob Holm acquisition tax indemnification asset	17,229	17,229
Fox River escrow	9,009	8,777
Restricted cash - 401(K)	794	4,902
Other	10,276	12,544
Total	$80,889	$78,193
18.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 31,
In thousands	2023	2022
Accrued payroll and benefits	$28,802	$32,863
Accrued tornado costs	29,000	—
Income taxes payable	9,285	6,179
Accrued rebates	7,100	4,328
Operating lease liability	5,063	4,488
Accrued energy costs	4,409	3,844
Accrued interest	3,626	4,147
Other accrued expenses	25,473	32,875
Total	$112,758	$88,724

GLATFELTER 2023 FORM 10-K	59

At December 31, 2023, other current liabilities includes a $29 million estimated accrual for a contractual obligation to repair a leased production and warehouse facility. On December 9, 2023, a series of tornados in Tennessee damaged a portion of one of the Company’s leased Spunlace converting production and warehousing facilities. Under the terms of the lease arrangement, we are responsible for building repairs and are working with our insurers to facilitate rebuilding the site. As only a portion of the facility was damaged, production was able to resume in early 2024 in the undamaged areas within the facility. The costs of the repairs will be covered by the Company's insurance and an insurance recovery receivable of approximately $27 million is reflected in other current assets in the accompanying consolidated balance sheet as of December 31, 2023. Our insurance policy includes a $5 million deductible, which has been expensed in the fourth quarter and included in Cost of Product Sold in the accompanying statement of income (loss) for the year ended December 31, 2023.
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
The following table sets forth information related to our leases as of the periods indicated.

	December 31,
Dollars in thousands	2023	2022
Right of use asset	$24,991	$25,420
Weighted average discount rate	3.63%	3.14%
Weighted average remaining maturity (years)	20	21
The following table sets forth operating lease expense for the periods indicated:

	December 31,
In thousands	2023	2022
Operating lease expense	$6,685	$5,867
The following table sets forth required minimum lease payments for the years indicated:

In thousands
2024	$5,671
2025	4,693
2026	2,775
2027	2,295
2028	1,694
Thereafter	18,542

20.    LONG-TERM DEBT
Long-term debt is summarized as follows:

	December 31,
In thousands	2023	2022
Revolving credit facility, due Sep. 2026	$99,450	$118,685
4.750% Senior Notes, due Oct. 2029	500,000	500,000
11.25% Term loan, due Mar 2029	271,215	—
Term loan, due Feb 2024	—	193,588
2.05% Term Loan, due Mar 2023	—	1,423
1.30% Term Loan, due Jun 2023	—	762
1.55% Term Loan, due Sep 2025	—	3,594
1.10% Term Loan, due Mar 2024	1,005	4,848
0.57% Term Loan, due Jul 2023	—	21,332
Total long-term debt	871,670	844,232
Less current portion	(1,005)	(40,435)
Unamortized deferred issuance costs	(17,502)	(10,545)
Long-term debt, net of current portion	$853,163	$793,252
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
On May 9, 2022, we entered into an amendment to the Credit Agreement, which was further amended on March 30, 2023. The March 30, 2023 amendment to the Credit Agreement reduced the Revolving Credit Facility to $250.0 million and had us fully extinguish the €220.0 million Term Loan. The amendment: i) modifies the “leverage ratio” to be the ratio of consolidated senior secured debt to consolidated adjusted EBITDA ; ii) increases the maximum interest rate borrowing margin to be applied to the applicable index by 275 basis points; and iii) pledges as collateral substantially all domestic and Canadian assets to secure obligations owed under the Credit Agreement, as well as, on a second lien basis, the European assets that secure the AG Loan (as defined below). As amended, we are obligated to maintain a leverage ratio under 4.25 to 1.0 through the quarter ended December 31, 2024, stepping down to 4.0 to 1.0 at March 31, 2025, and 3.50 to 1.0 at March 31, 2026.
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
As of December 31, 2023, the leverage ratio and the debt service ratio, as calculated in accordance with the definition in our Credit Agreement, was 3.4x and 1.7, respectively. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which is the termination of the agreement.

GLATFELTER 2023 FORM 10-K	61

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
The Notes contain various covenants customary to indebtedness of this nature, including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Credit Agreement at maturity or a default under the Credit Agreement that accelerates the debt outstanding thereunder. As of December 31, 2023, we met all of the requirements of our debt covenants.
Glatfelter Gernsbach GmbH (“Gernsbach”), a wholly-owned subsidiary of ours, entered into a series of borrowing agreements with IKB Deutsche Industriebank AG, Düsseldorf (“IKB”). Each of the borrowings require quarterly repayments of principal and interest and provide for representations, warranties and covenants customary for financings of these types. The financial covenants contained in each of the IKB loans are calculated by reference to our Credit Agreement. These borrowings were fully extinguished on March 14, 2023.
In 2021, Gernsbach also entered into two fixed-rate non-amortizing term loans with certain financial institutions. Similar to the IKB loans discussed above, the financial covenants of these borrowings are calculated by reference to the Credit Agreement. On February 28, 2023, one of these term loans for €20.0 million was fully extinguished. The remaining term loan has a principal balance of $1.0 million and matures in March 2024.
Aggregated unamortized deferred debt issuance costs incurred in connection with all of our outstanding debt totaled $17.5 million at December 31, 2023. The deferred costs are being amortized on a straight-line basis over the life of the underlying instruments. Amortization expense related to deferred debt issuance costs totaled $3.0 million, $1.9 million and $0.9 million in 2023, 2022 and 2021, respectively.

The following schedule sets forth the amortization of our term loan agreements together with the maturity of our other long-term debt during the indicated year.

In thousands
2024	$1,005
2025	—
2026	99,450
2027	—
2028	—
Thereafter	776,250
Glatfelter Corporation guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.
As of December 31, 2023 and 2022, we had $5.7 million and $4.7 million, respectively, of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our Revolving Credit Facility, provide financial assurances for the performance of long-term monitoring activities associated with the Fox River environmental matter and for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.
21.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth the carrying value and fair value of long-term debt as of December 31:

	2023		2022
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, due Sep. 2026	$99,450	$99,450	$118,685	$118,685
4.750% Senior Notes, due Oct. 2029	500,000	346,250	500,000	301,250
11.25% Term loan, due Mar 2029	271,215	282,586	—	188,998
Term loan, due Feb 2024	—	—	193,588	—
2.05% Term Loan, due Mar 2023	—	—	1,423	1,418
1.30% Term Loan, due Jun 2023	—	—	762	754
1.55% Term Loan, due Sep 2025	—	—	3,594	3,430
1.10% Term Loan, due Mar 2024	1,005	993	4,848	4,721
0.57% Term Loan, due Jul 2023	—	—	21,332	20,932
Total long-term debt	$871,670	$729,279	$844,232	$640,188
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
Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of December 31, 2023, the maturity of currency forward contracts ranged from one month to 15 months.
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

GLATFELTER 2023 FORM 10-K	63

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
We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

	December 31,
In thousands	2023	2022
Derivative
Sell/Buy - sell notional
Euro / British Pound	15,210	18,961
Philippine Peso / Euro	137,449	—
U.S. Dollar / British Pound	18,470	34,501
U.S. Dollar / Euro	277	824

Sell/Buy - buy notional
Euro / Philippine Peso	788,342	1,030,114
British Pound / Philippine Peso	923,653	1,144,839
Euro / U.S. Dollar	93,397	78,435
U.S. Dollar / Canadian Dollar	30,914	36,423
British Pound / U.S. Dollar	2,211	—
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
Derivatives Designated as Hedging Instruments – Net Investment Hedge The €220 million Term Loan discussed in Note 20 – “Long-Term Debt” is designated as a net investment hedge of our Euro functional currency foreign subsidiaries. During 2023, we recognized a pre-tax loss of $3.7 million and in 2022 a pre-tax gain of $10.8 million on the remeasurement of the term loan from changes in currency exchange rates. Such amounts are recorded as a component of Other Comprehensive Income (Loss).
On September 6, 2022, we terminated a $150.0 million cross currency swap agreement with certain financial institutions that was entered into in March 2022 and was to mature in May 2025. Pursuant to the terms of the swap, we had agreed to receive 4.750% interest denominated in U.S. dollars and we agreed to pay 3.06% interest denominated in euros. We designated the cross-currency swap as a hedge of our net investment in certain euro functional currency subsidiaries. We collected cash proceeds of approximately $15.2 million upon termination. The gain associated with the swap remains in accumulated other comprehensive loss.
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

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

	December 31,
In thousands	2023	2022
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	22,800	28,600
British Pound / Euro	3,500	2,800
U.S. Dollar / Swiss Franc	13,620	—
British Pound / Swiss Franc	2,240	2,535
Euro / Swiss Franc	4,940	—
Euro / U.S. Dollar	11,000	9,630
U.S Dollar / Philipine Peso	6,700	—

Sell/Buy - buy notional
Euro / U.S. Dollar	10,200	2,900
British Pound / Euro	6,470	15,950
Swiss Franc / Euro	—	2,250
Swiss Franc / U.S. Dollar	—	930
Chinese Yuan / U.S. Dollar	—	4,400
U.S. Dollar / Canadian Dollar	1,120	—
These contracts have maturities of one month from the date originally entered into.
Fair Value Measurements
The following table summarizes the fair values of derivative instruments as of December 31 for the year indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	December 31,		December 31,
In thousands	2023	2022	2023	2022
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$851	$1,795	$1,653	$2,368
Interest rate swap	—	—	—	—
Not designated as hedging:
Forward foreign currency exchange contracts	937	797	155	317
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
The following table summarizes the amount of income or loss from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying consolidated statements of income (loss) where the results are recorded:

	Year ended December 31,
In thousands	2023	2022	2021
Designated as hedging:
Forward foreign currency exchange contracts:
Cost of products sold	$(1,785)	$(7,896)	$(382)
Interest expense	—	(335)	85
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	(1,378)	1,240	2,666
The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance sheet item.

GLATFELTER 2023 FORM 10-K	65

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
A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2023	2022
Balance at January 1,	$242	$2,889
Deferred gains on cash flow hedges	735	5,584
Reclassified to earnings	(1,785)	(8,231)
Balance at December 31,	$(808)	$242
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
23.    SHAREHOLDERS’ EQUITY
The following table summarizes outstanding shares of common stock:

	Year ended December 31,
In thousands	2023	2022	2021
Shares outstanding at beginning of year	44,794	44,549	44,368
Treasury shares issued for:
Restricted stock awards and performance share awards	293	245	181
Shares outstanding at end of year	45,087	44,794	44,549
24.    COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS
Contractual Commitments The following table summarizes the minimum annual payments due on noncancellable operating leases and other similar contractual obligations having initial or remaining terms in excess of one year:

In thousands	Leases	Other
2024	$5,671	$14,446
2025	4,693	—
2026	2,775	—
2027	2,295	—
2028	1,694	—
Thereafter	18,542	—
Other contractual obligations primarily represent unconditional purchase obligations under energy supply contracts. At December 31, 2023, required minimum annual payments due under operating leases and other similar contractual obligations aggregated $35.7 million and $14.4 million, respectively.
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
Cost estimates Our remaining obligations under the OU1 consent decree consist of long-term monitoring and maintenance. Furthermore, we are primarily responsible for long-term monitoring and maintenance in OU2-OU4a over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. In 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. We are obligated to make the regular payments under that fixed-price contract until the remaining amount due is less than the OU1 escrow account balance. We are permitted to pay for this contract using the remaining balance of the escrow account established by us and WTM I Company (“WTM I”) another PRP, under the OU1 consent decree during any period that the balance in the escrow account exceeds the amount due under our fixed-price contract. As of December 31, 2023, the escrow account balance, which is included in the consolidated balance sheet under the caption “Other assets” totaled $9.0 million which is less than amounts due under the fixed-price contract by approximately $0.9 million. Our obligation to pay this difference is secured by a letter of credit.
Under the consent decree, we are responsible for reimbursement of government oversight costs paid from October 2018 and later over approximately the next 30 years.
Reserves for the Site Our reserve for past and future government oversight costs and long-term monitoring is set forth below:

	Year ended December 31,
In thousands	2023	2022
Balance at January 1,	$14,547	$16,200
Payments	(1,049)	(1,848)
Accretion	199	195
Balance at December 31,	$13,697	$14,547
The payments set forth above represent payments for government oversight costs for amounts due under the long-term monitoring and maintenance agreement. Of our total reserve for the Fox River, $2.0 million is recorded in the accompanying December 31, 2023, consolidated balance sheet under the caption “Environmental liabilities” and the remaining $11.7 million is recorded under the caption “Other long-term liabilities.”
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
On February 9, 2024, the Wisconsin Department of Natural Resources (“WDNR”) confirmed final completion of remediation activities for OU1 and OU2-5 of the lower Fox River and Bay of Green Bay. However, as indicated above, we are still responsible for continuing obligations to include government oversight costs and long-term monitoring.

GLATFELTER 2023 FORM 10-K	67

25.    SEGMENT AND GEOGRAPHIC INFORMATION
The following table sets forth net sales, profitability and other information by segment:

	Year ended December 31,
In thousands, except per share	2023	2022	2021

Net Sales
Airlaid Material	$586,480	$601,514	$470,250
Composite Fibers	483,517	523,863	556,807
Spunlace	317,916	365,949	57,637
Inter-segment sales elimination	(2,397)	—	—
Total	$1,385,516	$1,491,326	$1,084,694

Operating income (loss)
Airlaid Material	$43,207	$54,809	$42,244
Composite Fibers	21,347	16,923	37,422
Spunlace	(2,068)	(9,289)	(1,338)
Other and unallocated	(59,774)	(226,394)	(49,714)
Total	$2,712	$(163,951)	$28,614

Depreciation and amortization
Airlaid Material	$30,464	$30,114	$28,101
Composite Fibers	15,665	19,632	27,690
Spunlace	13,245	11,850	1,693
Other and unallocated	3,873	5,128	3,937
Total	$63,247	$66,724	$61,421

Capital expenditures
Airlaid Material	$9,885	$9,691	$8,431
Composite Fibers	12,286	15,730	11,912
Spunlace	9,047	6,689	3,810
Other and unallocated	2,552	5,630	5,884
Total	$33,770	$37,740	$30,037

Tons shipped (metric)
Airlaid Material	156,442	164,844	148,134
Composite Fibers	94,742	103,092	132,196
Spunlace	61,618	72,725	12,514
Inter-segment sales elimination	(1,258)	—	—
Total	311,544	340,661	292,844

Plant, equipment and timberlands, net
Airlaid Material	$335,456	$347,142	$371,324
Composite Fibers	146,022	145,959	202,445
Spunlace	160,294	159,648	161,478
Other and unallocated	21,144	23,062	23,565
Total	$662,916	$675,811	$758,812

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
In 2023, 2022 and 2021, approximately 16%, 15% and 16%, respectively, of our consolidated net sales were from sales to Procter & Gamble Company, a customer in the Airlaid Materials and Spunlace segments.

GLATFELTER 2023 FORM 10-K	69

Our net sales to external customers and location of net plant, equipment and timberlands are summarized below. Net sales are attributed to countries based upon origin of shipment.

	2023		2022		2021
In thousands	Net sales	Plant, Equipment and Timberlands – Net	Net sales	Plant, Equipment and Timberlands – Net	Net sales	Plant, Equipment and Timberlands – Net
United States	$497,370	$304,895	$508,679	$317,191	$255,086	$326,668
Germany	531,241	197,267	537,363	194,586	513,043	251,375
United Kingdom	79,640	42,198	74,487	43,015	82,144	50,420
Canada	133,793	57,408	146,393	61,516	120,808	65,291
Other	143,472	61,148	224,404	59,503	113,613	65,057
Total	$1,385,516	$662,916	$1,491,326	$675,811	$1,084,694	$758,812

26. SUBSEQUENT EVENT
On February 6, 2024, we entered into certain definitive agreements with Berry Global Group, Inc. (“Berry”) for Berry to spin-off and merge the majority of its Health, Hygiene and Specialties segment including its Global Nonwovens and Films business (“HHNF”) with Glatfelter (the “Merger”). The board of directors of both Berry and Glatfelter have unanimously approved the Merger. The Merger is expected to occur through a series of transactions, including a Reverse Morris Trust transaction such that HHNF will become a wholly owned subsidiary of Glatfelter. Upon completion of the Merger, Berry shareholders will hold 90% of the outstanding shares of Glatfelter and Glatfelter shareholders will continue to hold 10% of the outstanding shares of Glatfelter. The combined company’s Board of Directors will include 6 members chosen by Berry and 3 chosen from Glatfelter’s existing Board of Directors, with Curt Begle, the current president of the Health, Hygiene & Specialties Division of Berry becoming the Chief Executive Officer. The transaction is expected to close in the second half of 2024, subject to Glatfelter shareholder approval and customary closing conditions and regulatory approvals. Prior to the completion of the Merger, Glatfelter and HHNF will continue to operate as independent companies.
On February 6, 2024, our Board of Directors, following approval by the Compensation Committee, approved a cash retention program with respect to the Merger for our executive officers and other key employees. The total amount of cash retention bonuses to be paid is $6.0 million, half of which will be paid at closing of the Merger and the remainder six months after close.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our chief executive officer and our chief financial officer have, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2023, concluded that, as of the evaluation date, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 – Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B    OTHER INFORMATION
During the year ended December 31, 2023, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
In 2023, a new Form of Change in Control Employment Agreement (the “2023 CIC Agreement”) was entered into between Glatfelter Corporation and certain employees (form effective as of July 1, 2023). The terms and conditions of the 2023 CIC Agreement and potential payments in the event of a CIC are described in detail in the definitive proxy statement filed by the Company with the Securities and Exchange Commission on March 31, 2023, in the “Potential Payments upon Termination or Change in Control” section beginning on page 78. This description of the terms and conditions of the 2023 CIC Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the 2023 CIC Agreement, which was Exhibit 10.1 in our Form 10-Q filed November 2, 2023.
ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors The information with respect to directors required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about April 1, 2024. Our board of directors has determined that, based on the relevant experience of the members of the Audit Committee, two of the three members are audit committee financial experts as this term is set forth in the applicable regulations of the SEC.
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

GLATFELTER 2023 FORM 10-K	71

ITEM 11    EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about April 1, 2024.
ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about April 1, 2024.
ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about April 1, 2024.
ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about April 1, 2024.
Our Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

PART IV
ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.		Our Consolidated Financial Statements as follows are included in Part II, Item 8:
		i.	Consolidated Statements of Income (Loss) for the years ended December 31, 2023, 2022 and 2021
		ii.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021
		iii.	Consolidated Balance Sheets as of December 31, 2023 and 2022
		iv.	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
		v.	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2023, 2022 and 2021
		vi.	Notes to Consolidated Financial Statements
(a)	2.		Financial Statement Schedules (Consolidated) included in Part IV:
		i.	Schedule II ‑Valuation and Qualifying Accounts - for years ended December 31, 2023, 2022 and 2021
(a)	3.		Exhibits
See Index to Exhibits
ITEM 16    FORM 10-K SUMMARY
None
Index to Exhibits
Item 15(a)(3)

Exhibit			Incorporated by Reference to
Number	Description of Documents	Exhibit	Filing

2.1	Share Purchase Agreement, dated July 22, 2021, by and among Glatfelter Corporation, PHG Tea Leaves, Inc., Ammon Ammon AG and the ultimate owners of Ammon Ammon AG ‡	2.1	Form 8-K filed July 23, 2021
2.2	Share Purchase Agreement, dated January 5, 2021, by and between GPPC Equity Holdings LLC and Glatfelter Corporation †	2.3	Form 10-K filed Feb. 25, 2021
3.1	Glatfelter Corporation Amended and Restated Articles of Incorporation	3.2	Form 8-K filed November 18, 2022
3.2	Glatfelter Corporation Amended and Restated By-Laws (Amended and Restated as of December 2, 2022)	3.1	Form 8-K/A filed December 6, 2022
3.3	Glatfelter Corporation Amended and Restated By-Laws (Amended and Restated as of April 5, 2023)	3.1	Form 10-Q filed May 4, 2023
4.1	Indenture, dated as of October 25, 2021, among Glatfelter Corporation, the subsidiaries of Glatfelter Corporation party thereto and Wilmington Trust, National Association, as trustee.	4.1	Form 8-K filed Oct. 25, 2021
4.2	Supplemental Indenture, dated as of October 25, 2021, among Glatfelter Corporation, the subsidiaries of Glatfelter Corporation party thereto and Wilmington Trust, National Association, as trustee.	4.2	Form 8-K filed Oct. 25, 2021
4.3	Form of 4.750% Senior Note due 2029 (included as Exhibit A to the Supplemental Indenture filed as Exhibit 4.2).	4.2	Form 8-K filed Oct. 25, 2021
4.4	Description of securities	4.1	Form 10-K filed Feb. 27, 2023
10.1	Amended and Restated 2022 Long-Term Incentive Plan**	10.1	Form 10-Q filed August 3, 2023
10.2	Form of Restricted Stock Unit Award Certificate (form effective as of May 5, 2023)**	10.3	Form 10-Q filed August 3, 2023
10.3	Form of Performance Share Award Certificate (form effective as of May 5, 2023)**	10.4	Form 10-Q filed August 3, 2023
10.4	Form of Non-Employee Director Restricted Stock Unit Award Certificate (form effective as of May 5, 2023)**	10.5	Form 10-Q filed August 3, 2023
10.5	Form of Performance Share Award Certificate for CEO (form effective as of May 5, 2022)	10.6	Form 10-Q filed August 2, 2022
10.6	Fourth Restatement Agreement, dated September 2, 2021, by and among Glatfelter Corporation, PNC Bank National Association, and the other lenders party thereto (the Fourth Amended and Restated Credit Agreement is appended as Exhibit A to the Fourth Restatement Agreement).	10.1	Form 8-K filed Sep. 2, 2021

GLATFELTER 2023 FORM 10-K	73

10.7	Commitment Letter for Term Loan with Angelo, Gordon & Co., L.P.	10.1	Ex. 10.1 to Form 8-K filed February 21, 2023
10.8	Term Loan Credit Agreement with Angelo, Gordon & Co., L.P.	10.2	Ex. 10.2 to Form 8-K filed March 31, 2023
10.9	Second Amendment to Fourth Amended and Restated Credit Agreement	10.1	Ex. 10.1 to Form 8-K filed March 31, 2023
10.10	First Amendment to Fourth Amended and Restated Credit Agreement	10.1	Form 8-K filed May 10, 2022
10.11	Loan Agreement, dated April 11, 2013, by and among Glatfelter Gernsbach GmbH & Co. KG. and IKB Deutsche Industriebank AG, Düsseldorf.	10.1	Form 10-Q filed May 9, 2013
10.12	Guaranty, dated April 17, 2013, executed by the P. H. Glatfelter Company (as Guarantor) in favor of IKB Deutsche Industriebank AG.	10.2	Form 10-Q filed May 9, 2013
10.13	P. H. Glatfelter Company Amended and Restated 2005 Management Incentive Plan, effective January 1, 2015. **	10.1	Form 8-K filed May 8, 2015
10.14	P. H. Glatfelter Company Supplemental Long Term Disability Plan, dated February 25, 2014, between P. H. Glatfelter Company and certain employees. **	10.1	Form 10-Q filed May 2, 2014
10.15	P. H. Glatfelter Company Supplemental Management Pension Plan (amended and restated effective January 1, 2008). **	10(d)	Form 10-K filed Mar. 8, 2013
10.16	P. H. Glatfelter Company Supplemental Executive Retirement Plan (Amended and Restated). **	10.1	Form 10-Q filed Jul. 30, 2019
10.17	Amendment No. 2019-1 to the P. H. Glatfelter Company Supplemental Management Pension Plan. **	10.2	Form 10-Q filed Jul. 30, 2019
10.18	Glatfelter Switzerland Sàrl Retirement Pension Plan for management employees. **	10.12	Form 10-K filed Feb. 26, 2020
10.19	Form of Stock-Only Stock Appreciation Right Award Certificate (form effective February 26, 2014). **	10.3	Form 10-Q filed May 2, 2014
10.20	Offer Letter to Boris Illetschko as Chief Operating Officer	10.4	Form 10-Q filed May 4, 2023
10.21	Form of Change in Control Employment Agreement by and between Glatfelter Corporation and certain employees (form effective as of July 1, 2023). **	10.1	Form 10-Q filed November 2, 2023
10.22	Schedule of Change in Control Employment Agreements. **
10.23	Summary of Non-Employee Director Compensation, effective January 1, 2020. **	10.25	Form 10-K filed Feb. 26, 2020
10.24	P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of January 1, 2007. **	10(k)	Form 10-K filed Mar. 8, 2013
10.25	Form of Director’s and Officer’s Indemnification Agreement. **	10.1	Form 8-K filed Dec. 19, 2017
10.26	Guidelines for Executive Severance. **	10.2	Form 8-K filed . Jul. 6, 2010
10.27	Consent Decree between P. H. Glatfelter Company, Georgia-Pacific Consumer Products LP, the United States of America and the State of Wisconsin, dated March 14, 2019.	10.2	Form 10-Q filed Apr. 30, 2019
14.1	Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter.	14.1	Form 10-K filed Feb. 25, 2022
21.1	Subsidiaries of Glatfelter Corporation, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of Thomas M. Fahnemann, President and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Ramesh Shettigar, Senior Vice President, Chief Financial Officer and Treasurer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Thomas M. Fahnemann, President and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.
32.2
Certification of Ramesh Shettigar, Senior Vice President, Chief Financial Officer and Treasurer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.

97.1	Dodd-Frank Compensation Recoupment Policy of Glatfelter Corporation, filed herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Extension Definition Linkbase Document.
101.LAB	Inline XBRL Extension Label Linkbase Document.
101.PRE	Inline XBRL Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as an inline XBRL and contained in Exhibit 101).
________________________________
‡     Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Glatfelter Corporation agrees to furnish supplementally a copy of such schedules, or any section thereof, to the SEC upon request.
†Portions of this exhibit and the exhibits and schedules thereto, marked by brackets, have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
**Management contract or compensatory plan

GLATFELTER 2023 FORM 10-K	75

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLATFELTER CORPORATION (Registrant)
February 28, 2024
	By	/s/ Thomas M. Fahnemann
Thomas M. Fahnemann
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Date	Signature	Capacity

February 28, 2024	/s/ Thomas M. Fahnemann	Principal Executive Officer and Director
Thomas M. Fahnemann President and Chief Executive Officer
February 28, 2024	/s/ Ramesh Shettigar	Principal Financial Officer
Ramesh Shettigar Senior Vice President, Chief Financial Officer and Treasurer
February 28, 2024	/s/ David C. Elder	Principal Accounting Officer
David C. Elder Vice President, Strategic Initiatives, Business Optimization, and Chief Accounting Officer
February 28, 2024	/s/ Kevin M. Fogarty	Non-Executive Board Chair
Kevin M. Fogarty
February 28, 2024	/s/ Bruce Brown	Director
Bruce Brown
February 28, 2024	/s/ Kathleen A. Dahlberg	Director
Kathleen A. Dahlberg
February 28, 2024	/s/ Marie T. Gallagher	Director
Marie T. Gallagher
February 28, 2024	/s/ Darrel Hackett	Director
Darrel Hackett
February 28, 2024	/s/ J. Robert Hall	Director
J. Robert Hall

Schedule II
GLATFELTER CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
For each of the three years ended December 31, 2023
Valuation and Qualifying Accounts

	Allowance for
In thousands	Doubtful Accounts			Sales Discounts and Deductions
	2023	2022	2021	2023	2022	2021
Balance, beginning of year	$5,025	$2,731	$2,093	$1,914	$825	$791
Provision	132	3,044	469	5,633	3,077	1,649
Write-offs, recoveries and discounts allowed	(2,703)	(102)	(10)	(5,852)	(1,610)	(1,493)
Other (1)	184	(648)	179	77	(377)	(122)
Balance, end of year	$2,638	$5,025	$2,731	$1,772	$1,914	$825
The provision for doubtful accounts is included in selling, general and administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.
(1)Relates primarily to changes in currency exchange rates.

GLATFELTER 2023 FORM 10-K	77