Form 10-Q
period 2024-03-31
Glatfelter Corp
filed 2024-05-09
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
Common Stock outstanding on May 6, 2024 totaled 45,252,530 shares.

GLATFELTER CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarterly Period Ended
March 31, 2024

PART I
Item 1 – Financial Statements
GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
In thousands, except per share	2024	2023

Net sales	$327,256	$378,208
Costs of products sold	292,746	341,994
Gross profit	34,510	36,214
Selling, general and administrative expenses	36,057	30,745
Gains on dispositions of plant, equipment and timberlands, net	(2)	(644)
Operating income (loss)	(1,545)	6,113
Non-operating income (expense)
Interest expense	(17,685)	(12,594)
Interest income	261	271
Other, net	(2,027)	(3,278)
Total non-operating expense	(19,451)	(15,601)
Loss from continuing operations before income taxes	(20,996)	(9,488)
Income tax provision	5,154	3,694
Loss from continuing operations	(26,150)	(13,182)

Discontinued operations:
Loss before income taxes	(197)	(402)
Income tax provision	—	—
Loss from discontinued operations	(197)	(402)
Net loss	$(26,347)	$(13,584)

Basic earnings per share
Loss from continuing operations	$(0.58)	$(0.29)
Loss from discontinued operations	—	(0.01)
Basic loss per share	$(0.58)	$(0.30)

Diluted earnings per share
Loss from continuing operations	$(0.58)	$(0.29)
Loss from discontinued operations	—	(0.01)
Diluted loss per share	$(0.58)	$(0.30)

Weighted average shares outstanding
Basic	45,184	44,957
Diluted	45,184	44,957
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended March 31,
In thousands	2024	2023
Net loss	$(26,347)	$(13,584)

Foreign currency translation adjustments	(9,164)	6,663
Net change in:
Deferred gains on derivatives, net of taxes of $(618) and $(53), respectively	1,442	157
Unrecognized retirement obligations, net of taxes of $(7) and $(1), respectively	20	652
Other comprehensive income (loss)	(7,702)	7,472
Comprehensive loss	$(34,049)	$(6,112)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

In thousands	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$30,181	$50,265
Accounts receivable, net	180,541	170,974
Inventories	299,659	298,248
Prepaid expenses and other current assets	73,925	86,480
Total current assets	584,306	605,967

Plant, equipment and timberlands, net	648,941	662,916
Goodwill	106,137	107,691
Intangible assets, net	98,661	106,333
Other assets	79,186	80,889
Total assets	$1,517,231	$1,563,796

Liabilities and Shareholders' Equity
Current portion of long-term debt	$—	$1,005
Short-term debt	7,452	6,150
Accounts payable	134,241	158,455
Environmental liabilities	300	2,000
Other current liabilities	110,588	112,758
Total current liabilities	252,581	280,368

Long-term debt	868,202	853,163
Deferred income taxes	51,400	52,219
Other long-term liabilities	121,726	121,192
Total liabilities	1,293,909	1,306,942

Commitments and contingencies (Note 18)	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	56,781	58,759
Retained earnings	393,463	419,810
Accumulated other comprehensive loss	(90,211)	(82,509)
	360,577	396,604
Less cost of common stock in treasury	(137,255)	(139,750)
Total shareholders’ equity	223,322	256,854
Total liabilities and shareholders’ equity	$1,517,231	$1,563,796
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
In thousands	2024	2023
Operating activities
Net loss	$(26,347)	$(13,584)
Loss from discontinued operations, net of taxes	197	402
Adjustments to reconcile to net cash used by continuing operations:
Depreciation, depletion and amortization	15,754	15,731
Amortization of debt issue costs and original issue discount	1,024	2,246
Pension settlement charge	—	633
Deferred income tax benefit	(275)	(675)
Gains on dispositions of plant, equipment and timberlands, net	(2)	(644)
Share-based compensation	671	931
Change in operating assets and liabilities:
Accounts receivable	(10,070)	(2,306)
Inventories	(5,082)	(8,827)
Prepaid and other current assets	10,892	(9,117)
Accounts payable	(21,241)	(23,136)
Accruals and other current liabilities	(1,216)	7,550
Other	2,210	164
Net cash used by operating activities from continuing operations	(33,485)	(30,632)
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(7,482)	(9,500)
Proceeds from disposals of plant, equipment and timberlands, net	2	713
Net cash used by investing activities from continuing operations	(7,480)	(8,787)
Financing activities
Proceeds from term loan	—	262,273
Repayment of term loans	(988)	(225,466)
Net borrowings (repayments) under revolving credit facility	22,041	(16,332)
Payments of borrowing costs	(60)	(5,060)
Payments related to share-based compensation awards and other	(154)	(236)
Net cash provided by financing activities from continuing operations	20,839	15,179
Effect of exchange rate changes on cash	(882)	1,266
Net decrease in cash, cash equivalents and restricted cash	(21,008)	(22,974)
Decrease in cash, cash equivalents and restricted cash from discontinued operations	(144)	(11)
Cash, cash equivalents and restricted cash at the beginning of period	55,360	119,162
Cash, cash equivalents and restricted cash at the end of period	34,208	96,177
Less: restricted cash in Prepaid expenses and other current assets	(4,027)	(3,600)
Less: restricted cash in Other assets	—	(3,936)
Cash and cash equivalents at the end of period	$30,181	$88,641

Supplemental cash flow information
Cash paid for:
Interest	$10,414	$4,993
Income taxes, net	2,758	1,667
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

In thousands	Common stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2024	$544	$58,759	$419,810	$(82,509)	$(139,750)	$256,854
Net loss			(26,347)			(26,347)
Other comprehensive loss				(7,702)		(7,702)
Comprehensive loss						(34,049)
Share-based compensation expense		671				671
Delivery of treasury shares:
RSUs and PSAs		(2,649)			2,495	(154)
Balance at March 31, 2024	$544	$56,781	$393,463	$(90,211)	$(137,255)	$223,322

Balance at January 1, 2023	$544	$60,663	$498,863	$(97,895)	$(144,171)	$318,004
Net loss			(13,584)			(13,584)
Other comprehensive income				7,472		7,472
Comprehensive loss						(6,112)
Share-based compensation expense		931				931
Delivery of treasury shares:
RSUs and PSAs		(2,338)			2,102	(236)
Balance at March 31, 2023	$544	$59,256	$485,279	$(90,423)	$(142,069)	$312,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.ORGANIZATION
Glatfelter Corporation and subsidiaries ("Glatfelter") is a leading global supplier of engineered materials with a strong focus on innovation and sustainability. Glatfelter's high quality, technology-driven, innovative, and customizable nonwovens solutions can be found in products that are Enhancing Everyday Life®. These include personal care and hygiene products, food and beverage filtration, critical cleaning products, medical and personal protection, packaging products, as well as home improvement and industrial applications. Headquartered in Charlotte, NC, our 2023 net sales were $1.4 billion. At March 31, 2024, we employed approximately 2,916 employees worldwide. Glatfelter’s operations utilize a variety of manufacturing technologies including airlaid, wetlaid, and spunlace with fifteen manufacturing sites located in the United States, Canada, Germany, the United Kingdom, France, Spain, and the Philippines. The Company has sales offices in all major geographies serving customers under the Glatfelter and Sontara brands. Additional information about Glatfelter may be found at www.glatfelter.com. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to Glatfelter Corporation and subsidiaries unless the context indicates otherwise.

2. ACCOUNTING POLICIES
Basis of Presentation The unaudited condensed consolidated financial statements (“financial statements”) include the accounts of Glatfelter and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
We prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. In our opinion, the financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. When preparing these financial statements, we have assumed you have read the audited consolidated financial statements included in our 2023 Annual Report on Form 10-K.
Discontinued Operations The results of operations and cash flows of our former Specialty Papers business have been classified as discontinued operations for all periods presented in the condensed consolidated statements of operations.
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

3.REVENUE

The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended March 31,
In thousands	2024	2023
Revenue by product category

Airlaid Materials
Feminine hygiene	$44,809	$58,245
Specialty wipes	39,919	44,794
Tabletop	23,994	30,415
Food pads	3,807	3,540
Home care	6,147	7,359
Adult incontinence	6,597	7,359
Other	6,256	7,729
	131,529	159,441
Composite Fibers
Food & beverage	68,362	78,944
Wallcovering	13,921	16,157
Technical specialties	15,312	21,453
Composite laminates	11,319	8,983
Metallized	7,236	7,054
	116,150	132,591
Spunlace
Consumer wipes	32,706	38,109
Critical cleaning	28,332	29,149
Health care	8,767	10,375
Hygiene	6,965	5,660
High performance	2,705	3,209
Beauty care	655	221
	80,130	86,723

Inter-segment sales elimination	(553)	(547)
Total	$327,256	$378,208

	Three months ended March 31,
In thousands	2024	2023
Revenue by geography

Airlaid Materials
Americas	$75,060	$89,837
Europe, Middle East and Africa	53,631	65,991
Asia Pacific	2,838	3,613
	131,529	159,441
Composite Fibers

Europe, Middle East and Africa	67,335	73,850
Americas	28,955	34,212
Asia Pacific	19,860	24,529
	116,150	132,591
Spunlace
Americas	51,267	53,152
Europe, Middle East and Africa	22,552	25,063
Asia Pacific	6,311	8,508
	80,130	86,723

Inter-segment sales elimination	(553)	(547)
Total	$327,256	$378,208

4.PROPOSED MERGER
As previously announced on February 7, 2024, we entered into certain definitive agreements with Berry Global Group, Inc. (“Berry”) for Berry to spin-off and merge the majority of its Health, Hygiene and Specialties segment including its Global Nonwovens and Films business (“HHNF”) with Glatfelter (the “Merger”). The board of directors of both Berry and Glatfelter have unanimously approved the Merger. The Merger is expected to occur through a series of transactions, including a Reverse Morris Trust transaction such that HHNF will become a wholly owned subsidiary of Glatfelter. Upon completion of the Merger, Berry shareholders will hold 90% of the outstanding shares of Glatfelter and Glatfelter shareholders will continue to hold 10% of the outstanding shares of Glatfelter. The combined company’s Board of Directors will include 6 members chosen by Berry and 3 chosen from Glatfelter’s existing Board of Directors, with Curt Begle, the current president of the Health, Hygiene & Specialties Division of Berry becoming the Chief Executive Officer. The transaction is expected to close in the second half of 2024, subject to Glatfelter shareholder approval and customary closing conditions and regulatory approvals. Prior to the completion of the Merger, Glatfelter and HHNF will continue to operate as independent companies.

5.GAINS ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS

Timberland and other asset sales for the three months ended March 31, 2024 were inconsequential.

The following table sets forth sales of timberlands and other assets completed during the first three months of 2023:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2023
Timberlands	216	$630	$617
Other	n/a	83	28
Total		$713	$644

6.DISCONTINUED OPERATIONS
For the three months ended March 31, 2024 and 2023, we recognized a loss in discontinued operations of $0.2 million and $0.4 million, respectively, primarily related to an insurance claim settlement in 2023 and legal costs incurred in both periods.

7.EARNINGS PER SHARE
The following table sets forth the details of basic and diluted earnings per share (“EPS”) from continuing operations:

	Three months ended March 31,
In thousands, except per share	2024	2023
Loss from continuing operations	$(26,150)	$(13,182)

Weighted average common shares outstanding used in basic EPS	45,184	44,957
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	—	—
Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,184	44,957

Loss per share from continuing operations
Basic	$(0.58)	$(0.29)
Diluted	(0.58)	(0.29)
The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the periods indicated, because their effect would be anti-dilutive:

	Three months ended March 31,
In thousands	2024	2023
Potential common shares	428	618

8.ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth details of the changes in accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023.

In thousands	Currency translation adjustments	Unrealized gain (loss) on derivatives	Change in pensions	Change in other postretirement defined benefit plans	Total

Balance at January 1, 2024	$(90,733)	$10,555	$(2,692)	$361	$(82,509)
Other comprehensive income before reclassifications (net of tax)	(9,164)	1,895	—	—	(7,269)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(453)	24	(4)	(433)
Net current period other comprehensive income (loss)	(9,164)	1,442	24	(4)	(7,702)
Balance at March 31, 2024	$(99,897)	$11,997	$(2,668)	$357	$(90,211)

Balance at January 1, 2023	$(106,242)	$11,176	$(3,247)	$418	$(97,895)
Other comprehensive income (loss) before reclassifications (net of tax)	6,663	1,556	—	—	8,219
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,399)	660	(8)	(747)
Net current period other comprehensive income (loss)	6,663	157	660	(8)	7,472
Balance at March 31, 2023	$(99,579)	$11,333	$(2,587)	$410	$(90,423)

Reclassifications out of accumulated other comprehensive loss and into the condensed consolidated statements of operations were as follows:

	Three months ended March 31,
In thousands	2024	2023
Description			Line Item in Statements of Operations
Cash flow hedges (Note 17)
Gains on cash flow hedges	$165	$(918)	Costs of products sold
Tax benefit	(618)	(481)	Income tax provision (benefit)
Net of tax	(453)	(1,399)
Total cash flow hedges	(453)	(1,399)

Retirement plan obligations (Note 10)
Amortization of deferred benefit pension plans
Prior service costs	4	6	Other, net
Actuarial losses	27	22	Other, net
Pension settlement	—	633	Other, net
	31	661
Tax benefit	(7)	(1)	Income tax provision (benefit)
Net of tax	24	660
Amortization of deferred benefit other plans
Prior service costs	12	5	Other, net
Actuarial gain	(16)	(13)	Other, net
	(4)	(8)
Tax expense	—	—	Income tax provision (benefit)
Net of tax	(4)	(8)
Total reclassifications, net of tax	$(433)	$(747)

9.SHARE-BASED COMPENSATION
On May 5, 2023 (the “Effective Date”), the Board and shareholders approved an amendment and restatement of the Glatfelter Corporation 2022 Long-Term Incentive Plan (the “Equity Plan”) to increase the number of shares available for grant under the Equity Plan (as amended and restated, the “Amended Plan”) (collectively, the “LTIP”). The LTIP is a long-term incentive plan, pursuant to which awards may be granted to full-time or part-time employees, officers, non-employee directors, and consultants of the Company or any subsidiary or affiliate of the Company, including stock options, stock-only stock appreciation rights (“SOSARs”), restricted stock awards, restricted stock units (“RSUs”), performance share awards (“PSAs”), and other share-based awards. The Amended Plan was adopted primarily to increase the number of shares of Company common stock reserved for equity-based awards by 675,000 shares (in addition to any shares that remained available for awards under the Equity Plan as of the Effective Date and any shares subject to outstanding awards granted under the Equity Plan as of the Effective Date). As of March 31, 2024, there were 653,316 shares of common stock available for future issuance under the LTIP.
Pursuant to terms of the LTIP, we have issued to eligible participants RSUs, PSAs and SOSARs.

Restricted Stock Units and Performance Share Awards In the first three months of 2024, we granted RSUs to employees under our LTIP. The RSUs awarded in 2024 vest over three years, with 33% vesting on December 31, 2024, 33% on February 28, 2026, and 34% vesting on February 28, 2027. PSAs were not awarded in 2024. Instead, there was a cash restoration award (paid in cash instead of stock) that vests the same as the RSUs. This cash restoration award is outside of the LTIP. In 2023, we granted RSUs and PSAs to employees under our LTIP. In 2023, 50% of fair value of the awards granted were RSUs, which vest based on the passage of time, generally over a graded three-year period or, in certain instances, the RSUs were cliff vesting after one or three years. The remaining 50% of the fair value of the awards granted in 2023 were PSAs. The PSAs awarded vest based on either the achievement of cumulative financial performance targets covering a two-year period or based on the three-year total shareholder return relative to a broad market index. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance.
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
The following table summarizes RSU and PSA activity during periods indicated:

Units	2024	2023
Balance at January 1,	2,273,939	1,650,152
Granted	1,980,593	1,190,206
Forfeited	(144,681)	(98,717)
Shares delivered	(239,034)	(199,263)
Balance at March 31,	3,870,817	2,542,378
The amount granted in 2023 included 697,045 of PSAs exclusive of reinvested dividends.
The following table sets forth aggregate RSU and PSA compensation expense included in continuing operations for the periods indicated:

	March 31,
In thousands	2024	2023
Three months ended	$671	$931

Stock-Only Stock Appreciation Rights Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. All SOSARs are vested, exercisable and have a term of ten years. No SOSARs have been awarded since 2016.
The following table sets forth information related to outstanding SOSARs:

	2024		2023
	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	531,519	$22.10	769,544	$21.34
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled / forfeited	(103,742)	29.89	(151,487)	18.36
Outstanding at March 31,	427,777	$20.21	618,057	$22.07

10.RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans included in continuing operations.

	Three months ended March 31,
In thousands	2024	2023
Pension Benefits
Service cost	$—	$—
Interest cost	355	411
Amortization of prior service cost	4	6
Amortization of actuarial loss	27	22
Pension settlement charge	—	633
Total net periodic benefit expense	$386	$1,072

Other Benefits
Service cost	$5	$3
Interest cost	41	44
Amortization of prior service cost	12	5
Amortization of actuarial gain	(16)	(13)
Total net periodic benefit expense	$42	$39

11.INCOME TAXES
Income taxes are recognized for the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
For the three months ended March 31, 2024, we had a pretax loss from continuing operations of $21.0 million and income tax expense of $5.2 million. The effective income tax rate for the three months ended March 31, 2024 was unfavorably impacted by the jurisdictional mix of pretax results among the Company and its subsidiaries and losses which generated no tax benefit in domestic and certain foreign jurisdictions.
For the three months ended March 31, 2024, we recorded an increase in the valuation allowance of $5.2 million for U.S. federal and certain foreign jurisdictions against our net deferred tax assets. In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of the evidence indicated it is more likely than not that the deferred assets will not be realized.
As of March 31, 2024 and December 31, 2023, we had $61.6 million and $60.7 million, respectively, of gross unrecognized tax benefits. As of March 31, 2024, if such benefits were to be recognized, approximately $59.0 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.
The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as statutes are closed. Due to potential resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits may decrease within the next twelve months by a range of zero to $21.0 million. We recognize interest and penalties related to uncertain tax positions as income tax expense.
The following table summarizes information included in continuing operations related to interest on uncertain tax positions:

	Three months ended March 31,
In millions	2024	2023
Interest expense	$0.7	$0.5

	March 31, 2024	December 31, 2023
Accrued interest payable	$7.0	$6.3
Accrued penalties	2.8	2.8

In 2021, the Organization for Economic Cooperation and Development (OECD) published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Effective January 1, 2024, a number of countries have proposed or enacted legislation to implement core elements of the Pillar Two proposal. Pillar Two did not have a significant impact on Glatfelter's first quarter 2024 results. While Glatfelter is monitoring developments and evaluating the potential impact on future periods, Glatfelter does not expect Pillar Two to have a significant impact on its 2024 financial results.
12.INVENTORIES
Inventories, net of reserves, were as follows:

In thousands	March 31, 2024	December 31, 2023
Raw materials	$83,088	$82,012
In-process and finished	150,126	150,220
Supplies	66,445	66,016
Total	$299,659	$298,248

13.GOODWILL AND OTHER INTANGIBLE ASSETS
The following table sets forth changes in the amounts of goodwill and other intangible assets recorded by each of our segments during the periods indicated:

In thousands	December 31, 2023	Purchase price allocation adjustment	Translation	March 31, 2024
Goodwill
Airlaid Materials	$107,691	$—	$(1,554)	$106,137
Total	$107,691	$—	$(1,554)	$106,137

Other Intangible Assets	December 31, 2023	Amortization	Translation	March 31, 2024
Airlaid Materials
Tradename	$3,566	$—	$(77)	$3,489
Accumulated amortization	(944)	(47)	24	(967)
Net	2,622	(47)	(53)	2,522

Technology and related	18,121	—	(379)	17,742
Accumulated amortization	(6,819)	(308)	156	(6,971)
Net	11,302	(308)	(223)	10,771

Customer relationships and related	43,986	—	(519)	43,467
Accumulated amortization	(17,685)	(981)	334	(18,332)
Net	26,301	(981)	(185)	25,135

Spunlace
Products and Tradenames	30,064	—	(2,172)	27,892
Accumulated amortization	(3,452)	(403)	284	(3,571)
Net	26,612	(403)	(1,888)	24,321

Technology and related	15,833	—	(1,144)	14,689
Accumulated amortization	(3,146)	(332)	222	(3,256)
Net	12,687	(332)	(922)	11,433

Customer relationships and related	30,478	—	(2,201)	28,277
Accumulated amortization	(3,669)	(429)	300	(3,798)
Net	26,809	(429)	(1,901)	24,479

Total intangibles	142,048	—	(6,492)	135,556
Total accumulated amortization	(35,715)	(2,500)	1,320	(36,895)
Net intangibles	$106,333	$(2,500)	$(5,172)	$98,661

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
The following table sets forth information related to our leases as of the periods indicated.

Dollars in thousands	March 31, 2024	December 31, 2023
Right of use asset	$25,222	$24,991
Weighted average discount rate	3.85%	3.63%
Weighted average remaining maturity (years)	19	20
The following table sets forth operating lease expense for the periods indicated:

	March 31,
In thousands	2024	2023
Three months ended	$1,599	$1,825
The following table sets forth required remaining future minimum lease payments during the years indicated:

In thousands
2024	$4,557
2025	5,358
2026	3,059
2027	2,443
2028	1,844
Thereafter	18,847

15.LONG-TERM DEBT
Long-term debt is summarized as follows:

In thousands	March 31, 2024	December 31, 2023
Revolving credit facility, due Sep 2026	$119,165	$99,450
4.750% Senior Notes, due Oct 2029	500,000	500,000
11.25% Term loan, due Mar 2029	265,517	271,215
1.10% Term Loan, due Mar 2024	—	1,005
Total long-term debt	884,682	871,670
Less current portion	—	(1,005)
Unamortized deferred issuance costs	(16,480)	(17,502)
Long-term debt, net of current portion	$868,202	$853,163

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
The Credit Agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. The Credit Agreement also contains covenants requiring a minimum debt coverage ratio. As of March 31, 2024, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 3.7x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which is the termination of the agreement.
On March 30, 2023, we entered into a €250.0 million Term Loan with certain affiliates of Angelo, Gordon & Co., L.P. (“AG Loan”). The net proceeds from the AG Loan were used to extinguish the €220.0 million Term Loan, to repay a portion of outstanding revolving borrowings under the Revolving Credit Facility, for working capital and general corporate purposes and to pay estimated fees and expenses. The AG Loan will mature on March 23, 2029 and is prepayable, in whole or in part, at any time at the prepayable premium specified in the Term Loan Agreement. Prior to September 30, 2024, we may prepay some or all of the AG Loan at a "make-whole" premium as specified.
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
In 2021, Gernsbach also entered into two fixed-rate non-amortizing term loans with certain financial institutions. Similar to the IKB loans discussed above, the financial covenants of these borrowings are calculated by reference to the Credit Agreement. On February 28, 2023, one of these term loans for €20.0 million was fully extinguished. The remaining term loan matured in March 2024.
Aggregated unamortized deferred debt issuance costs incurred in connection with all of our outstanding debt totaled $16.5 million at March 31, 2024. The deferred costs are being amortized on a straight-line basis over the life of the underlying instruments. Amortization expense related to deferred debt issuance costs totaled $0.9 million and $2.2 million in 2024 and 2023, respectively.

The following schedule sets forth the amortization of our term loan agreements together with the maturity of our other long-term debt during the indicated year.

In thousands
2025	$—
2026	119,165
2027	—
2028	—
2029	765,517
Thereafter	—

Glatfelter Corporation guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.
As of March 31, 2024 and December 31, 2023, we had $4.1 million and $5.7 million, respectively, of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our Revolving Credit Facility, provide financial assurances for the performance of long-term monitoring activities associated with the Fox River environmental matter and for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

16.FAIR VALUE OF FINANCIAL INSTRUMENTS
The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their respective fair value. The following table sets forth carrying value and fair value of long-term debt:

	March 31, 2024		December 31, 2023
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, due Sep 2026	$119,165	$119,165	$99,450	$99,450
4.750% Senior Notes, due Oct 2029	500,000	427,500	500,000	346,250
11.25% Term loan, due Mar 2029	265,517	273,501	271,215	282,586
1.10% Term Loan, due Mar 2024	—	—	1,005	993
Total	$884,682	$820,166	$871,670	$729,279
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
Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of March 31, 2024, the maturity of currency forward contracts ranged from one month to 15 months.
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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	March 31, 2024	December 31, 2023
Derivative
Sell/Buy - sell notional
Euro / British Pound	15,580	15,210
Philippine Peso / Euro	19,962	137,449
U.S. Dollar / British Pound	14,030	18,470
U.S. Dollar / Euro	344	277

Sell/Buy - buy notional
Euro / Philippine Peso	683,231	788,342
British Pound / Philippine Peso	947,687	923,653
Euro / U.S. Dollar	80,444	93,397
U.S. Dollar / Canadian Dollar	32,892	30,914
British Pound / U.S. Dollar	368	2,211
Derivatives Designated as Hedging Instruments – Net Investment Hedge The €220 million Term Loan discussed in Note 16 – “Long-Term Debt” was designated as a net investment hedge of our Euro functional currency foreign subsidiaries and was extinguished on March 30, 2023 in conjunction with the amendment of the Credit Facility. During the first three months of 2023, we recognized a pre-tax loss of $3.7 million on the remeasurement of the term loan from changes in currency exchange rates. Such amounts are recorded as a component of Other Comprehensive Income (Loss).
Derivatives Not Designated as Hedging Instruments - Foreign Currency Hedges We also entered into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying condensed consolidated statements of operations under the caption “Other, net.”
The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	March 31, 2024	December 31, 2023
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	22,000	22,800
British Pound / Euro	3,560	3,500
Japanese Yen / Euro	47,920	—
U.S. Dollar / Swiss Franc	14,942	13,620
British Pound / Swiss Franc	1,250	2,240
Euro / Swiss Franc	4,732	4,940
Euro / U.S. Dollar	11,500	11,000
U.S Dollar / Philippine Peso	7,760	6,700

Sell/Buy - buy notional
Euro / U.S. Dollar	8,700	10,200
British Pound / Euro	11,811	6,470
Swiss Franc / Danish Krone	990	—
U.S. Dollar / Canadian Dollar	3,120	1,120

These contracts have maturities of one month from the date originally entered into.
Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$1,132	$851	$130	$1,653

Not designated as hedging:
Forward foreign currency exchange contracts	$40	937	$866	$155
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
The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of operations where the results are recorded:

	Three months ended March 31,
In thousands	2024	2023
Designated as hedging:
Forward foreign currency exchange contracts:
Cost of products sold	$165	$(918)
Interest expense	—	—

Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$2,035	$(234)
The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance-sheet item.
A rollforward of fair value amounts recorded as a component of accumulated other comprehensive loss, before taxes, is as follows:

In thousands	2024	2023
Balance at January 1,	$(808)	$242
Deferred gains on cash flow hedges	845	1,021
Reclassified to earnings	165	(918)
Balance at March 31,	$202	$345

We expect substantially all of the amounts recorded as a component of accumulated other comprehensive loss will be recorded in results of operations within the next 12 to 18 months and the amount ultimately recognized will vary depending on actual market rates.
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
18.COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS
Fox River - Neenah, Wisconsin
Background We have previously reported that we face liabilities associated with environmental claims arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River, on which our former Neenah facility was located, and in the Bay of Green Bay, Wisconsin (collectively, the “Site”). Over the past several years, we and certain other PRPs completed all remedial actions pursuant to applicable consent decrees or a Unilateral Administrative Order. Under the Glatfelter consent decrees, we are primarily responsible for long-term monitoring and maintenance in OU1-OU4a and for reimbursement of government oversight costs paid after October 2018.
The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. In 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. We are obligated to make the regular payments under that fixed-price contract until the remaining amount due is less than the OU1 escrow account balance. We are permitted to pay for this contract using the remaining balance of the escrow account established by us and WTM I Company (“WTM I”) another PRP, under the OU1 consent decree during any period that the balance in the escrow account exceeds the amount due under our fixed-price contract. As of March 31, 2024, the balance in the escrow exceeds the amounts due under the fixed-price contract by approximately $0.4 million. At March 31, 2024, the escrow account balance totaled $9.0 million which is included in the condensed consolidated balance sheet under the caption “Other assets.”
Under the consent decree, we are responsible for reimbursement of government oversight costs paid from October 2018 and later over approximately the next 30 years. We anticipate that oversight costs will decline as activities at the site have transitioned from remediation to long-term monitoring and maintenance.
Reserves for the Site Our reserve for past and future government oversight costs and long-term monitoring and maintenance totaled $12.0 million at March 31, 2024, of which $0.3 million is recorded in the accompanying March 31, 2024 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $11.7 million is recorded under the caption “Other long-term liabilities.”
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

19.SEGMENT INFORMATION
The following tables set forth financial and other information by segment for the period indicated:

	Three months ended March 31,
Dollars in thousands	2024	2023
Net Sales
Airlaid Material	$131,529	$159,441
Composite Fibers	116,150	132,591
Spunlace	80,130	86,723
Inter-segment sales elimination	(553)	(547)
Total	$327,256	$378,208

Operating income (loss)
Airlaid Material	$4,958	$13,914
Composite Fibers	8,259	6,127
Spunlace	2,764	(2,023)
Other and unallocated	(17,526)	(11,905)
Total	$(1,545)	$6,113

Depreciation and amortization
Airlaid Material	$7,664	$7,686
Composite Fibers	3,764	3,965
Spunlace	3,373	3,092
Other and unallocated	953	988
Total	$15,754	$15,731

Capital expenditures
Airlaid Material	$2,091	$2,082
Composite Fibers	3,664	3,663
Spunlace	1,378	2,701
Other and unallocated	349	1,054
Total	$7,482	$9,500

Tons shipped (metric)
Airlaid Material	38,341	39,827
Composite Fibers	25,002	24,818
Spunlace	16,091	16,420
Inter-segment sales elimination	(337)	—
Total	79,097	81,065
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report on Form 10-K ("2023 Form 10-K").

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
As previously announced on February 7, 2024, we entered into certain definitive agreements with Berry Global Group, Inc. (“Berry”) for Berry to spin-off and merge the majority of its Health, Hygiene and Specialties segment including its Global Nonwovens and Films business (“HHNF”) with Glatfelter (the “Merger”). The board of directors of both Berry and Glatfelter have unanimously approved the Merger. The Merger is expected to occur through a series of transactions, including a Reverse Morris Trust transaction such that HHNF will become a wholly owned subsidiary of Glatfelter. Upon completion of the Merger, Berry shareholders will hold 90% of the outstanding shares of Glatfelter and Glatfelter shareholders will continue to hold 10% of the outstanding shares of Glatfelter. The combined company’s Board of Directors will include 6 members chosen by Berry and 3 chosen from Glatfelter’s existing Board of Directors, with Curt Begle, the current president of the Health, Hygiene & Specialties Division of Berry becoming the Chief Executive Officer. The transaction is expected to close in the second half of 2024, subject to Glatfelter shareholder approval and customary closing conditions and regulatory approvals. Prior to the completion of the Merger, Glatfelter and HHNF will continue to operate as independent companies.
RESULTS OF OPERATIONS
Three months ended March 31, 2024 versus the three months ended March 31, 2023
Overview For the first quarter of 2024, we reported a loss from continuing operations of $26.2 million, or $0.58 per share compared with a loss of $13.2 million or $0.29 per share in the same period in 2023. The following table sets forth summarized consolidated results of operations:

	Three months ended March 31,
In thousands, except per share	2024	2023
Net sales	$327,256	$378,208
Gross profit	34,510	36,214
Operating income (loss)	(1,545)	6,113
Continuing operations
Loss	(26,150)	(13,182)
Loss per share	(0.58)	(0.29)
Net loss	(26,347)	(13,584)
Loss per share	(0.58)	(0.30)
The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect the impact of a number of significant items including strategic initiatives, turnaround strategy costs, debt refinancing, and CEO transition costs, among others. Our operating results for the three months ended March 31, 2024 reflect: i) the impact of European market challenges resulting in lower sales volumes, as well as, lower production; ii) higher interest expense stemming from the debt refinancing in the first quarter of 2023; iii) costs incurred related to the merger with Berry’s HHNF business.
In addition to the results reported in accordance with GAAP, we evaluate our performance using financial metrics not calculated in accordance with GAAP, including adjusted earnings and adjusted earnings before interest expense, interest income, income taxes, depreciation and amortization and share-based compensation (“Adjusted EBITDA”). On an adjusted earnings basis, a non-GAAP measure, we had an adjusted loss from continuing operations of $14.9 million, or $(0.33) per share for the first quarter of 2024, compared with a loss of $5.9 million, or $(0.13) per share, a year ago. Our Adjusted EBITDA, also a non-GAAP measure, was $23.8 million for the three months ended March 31, 2024 as compared to $24.8 million for the same period in 2023. We disclose this information to allow investors to evaluate our performance exclusive of certain items that impact the comparability of results from period to period and we believe it is helpful in understanding underlying operating trends and cash flow generation.

Adjusted earnings consists of net income determined in accordance with GAAP adjusted to exclude the impact of the following:
Strategic initiatives. These adjustments primarily reflect professional and legal fees and other costs incurred which are directly related to evaluating and executing certain strategic initiatives including costs associated with the Berry HHNF merger.
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
Adjusted earnings and adjusted EBITDA are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP. The following table sets forth the reconciliation of net loss to adjusted earnings for the periods presented:

Adjusted Earnings	Three months ended March 31,
	2024		2023
In thousands, except per share	Amount	EPS	Amount	EPS
Net loss	$(26,347)	$(0.58)	$(13,584)	$(0.30)
Exclude: Loss from discontinued operations, net of tax	197	—	402	(0.01)
Loss from continuing operations	(26,150)	(0.58)	(13,182)	(0.29)
Adjustments (pre-tax):
Strategic initiatives (1)	10,910		730
Turnaround strategy costs (2)	57		4,483
Debt refinancing (3)	—		1,883
CEO transition costs (4)	—		633
Timberland sales and related costs	—		(617)
Total adjustments (pre-tax)	10,967		7,112
Income taxes (5)	(11)		(3)
Other tax adjustments (6)	255		207
Total after-tax adjustments	11,211	0.25	7,316	0.16
Adjusted loss from continuing operations	$(14,939)	$(0.33)	$(5,866)	$(0.13)

(1)For 2024, reflects primarily professional services fees related to the Berry HHNF merger (including transaction advisory, legal and other consultant costs) of $10.5 million and personnel retention, to offset the risk of potential employee departures due to the pending transaction, and other costs of $0.4 million. For 2023, reflects consulting and legal fees of $0.5 million, employee separation costs of $0.1 million, and other costs of $0.1 million.
(2)For 2024, primarily reflects employee separation costs. For 2023, reflects employee separation costs of $3.3 million and $1.2 million in professional fees.
(3)In 2023, reflects $1.8 million write-off of deferred debt issuance costs in connection with the Company’s debt refinancing and $0.1 million in early repayment penalties and write-off of unamortized financing fees on the IKB Deutsche Industriebank AG, Düsseldorf ("IKB") loans.
(4)In 2023, reflects pension settlement charge related to former CEO separation.

(5)Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated. For items originating in the U.S., no tax effect is recognized due to the previously established valuation allowance on the net deferred tax assets.
(6)Tax effect of applying certain provisions of the CARES Act of 2020.

The following table sets forth the reconciliation of net loss to adjusted EBITDA for the periods indicated:

Adjusted EBITDA	Three months ended March 31,
In thousands	2024	2023

Net loss	$(26,347)	$(13,584)
Exclude: Loss from discontinued operations, net of tax	197	402
Add back: Taxes on continuing operations	5,154	3,694
Depreciation and amortization	15,754	15,731
Interest expense, net	17,424	12,323
EBITDA	12,182	18,566
Adjustments:
Turnaround strategy costs	57	4,483
Strategic initiatives	10,910	730
Debt refinancing	—	59
CEO transition costs	—	633
Share-based compensation	671	931
Timberland sales and related costs	—	(617)
Adjusted EBITDA	$23,820	$24,785
EBITDA is a measure used by management to assess our operating performance and is calculated using income (loss) from continuing operations and excludes interest expense, interest income, income taxes, and depreciation and amortization. Adjusted EBITDA is calculated using EBITDA and further excludes certain items management considers to be unrelated to the company’s core operations. The adjustments include, among others, strategic initiative costs, turnaround strategy costs, and share-based compensation expense. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing operating performance.

Segment Financial Performance

	Three months ended March 31,
Dollars in thousands	2024	2023
Net Sales
Airlaid Material	$131,529	$159,441
Composite Fibers	116,150	132,591
Spunlace	80,130	86,723
Inter-segment sales elimination	(553)	(547)
Total	$327,256	$378,208

Operating income (loss)
Airlaid Material	$4,958	$13,914
Composite Fibers	8,259	6,127
Spunlace	2,764	(2,023)
Other and unallocated	(17,526)	(11,905)
Total	$(1,545)	$6,113

Depreciation and amortization
Airlaid Material	$7,664	$7,686
Composite Fibers	3,764	3,965
Spunlace	3,373	3,092
Other and unallocated	953	988
Total	$15,754	$15,731

Capital expenditures
Airlaid Material	$2,091	$2,082
Composite Fibers	3,664	3,663
Spunlace	1,378	2,701
Other and unallocated	349	1,054
Total	$7,482	$9,500

Tons shipped (metric)
Airlaid Material	38,341	39,827
Composite Fibers	25,002	24,818
Spunlace	16,091	16,420
Inter-segment sales elimination	(337)	—
Total	79,097	$81,065
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

Sales and Costs of Products Sold

	Three months ended March 31,
In thousands	2024	2023	Change
Net sales	$327,256	$378,208	$(50,952)
Costs of products sold	292,746	341,994	(49,248)
Gross profit	$34,510	$36,214	$(1,704)
Gross profit as a percent of Net sales	10.5%	9.6%
The following table sets forth the contribution to consolidated net sales by each segment:

	Three months ended March 31,
Percent of Total	2024	2023
Segment
Airlaid Materials	40.2%	42.1%
Composite Fibers	35.3	35.0
Spunlace	24.5	22.9
Total	100.0%	100.0%
Net sales totaled $327.3 million and $378.2 million in the three months ended March 31, 2024 and 2023, respectively. Net sales for Airlaid Materials, Composite Fibers and Spunlace decreased by 18.0%, 13.1% and 7.9%, respectively, on a constant currency basis.

Airlaid Materials’ first quarter net sales decreased $27.9 million in the year-over-year comparison mainly driven by lower selling prices from cost pass-through arrangements and lower energy surcharges in Europe as both raw materials and energy input costs declined compared to last year. Shipments were 3.7% lower driven by declines in the hygiene categories mainly due to pricing actions taken in 2023 to retain margins in this category. Currency translation was favorable by $0.7 million.

Airlaid Materials’ 2024 first quarter operating income of $5.0 million was $9.0 million lower than the first quarter operating income in 2023. Lower shipments and product mix negatively impacted results by $1.8 million. Selling price decreases and lower energy surcharges of $20.3 million offset lower raw material, energy, and other inflationary costs of $17.9 million. For the first quarter of 2024, primary raw material input costs decreased by $15.3 million, or 19%. Energy costs decreased by $2.0 million, or 20%, compared to 2023. As of March 31, 2024, Airlaid Materials had approximately 77% of its net sales with contracts with pass-through provisions. Operations and other costs were unfavorable by $3.7 million mainly driven by lower production and higher wage inflation. The impact of currency and related hedging negatively impacted earnings by $1.0 million. The primary drivers of the change in Airlaid Materials’ operating income are summarized in the following chart (presented in millions):

Composite Fibers’ net sales were $16.4 million lower in the first quarter of 2024, compared to 2023 due to lower selling prices of $11.1 million. Even though shipments were higher 0.7%, it was largely driven by composite laminates category that have lower average selling prices compared to other inclined wire products lowering the revenue for the quarter. Currency translation was favorable by $0.9 million.

Composite Fibers 2024 first quarter operating income of $8.3 million was $2.1 million higher than the first quarter operating income in 2023. The price-cost gap continued to trend positive this quarter as the decrease in input prices paid for raw materials, energy, freight, and packaging were more favorable than selling price declines, resulting in earnings improvement of $2.5 million. First quarter energy costs were lower by $2.9 million, or 12% compared to 2023 while primary raw material input costs decreased by $10.6 million, or 7%, compared to 2023. As of March 31, 2024, Composite Fibers had approximately 46% of its net sales with contracts with pass-through provisions. Operations and other costs were unfavorable by $0.5 million mainly driven by lower production. The impact of currency and related hedging negatively impacted earnings by $0.2 million. The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart (presented in millions):
Spunlace’s net sales were $6.6 million lower in the first quarter of 2024 compared to 2023, mainly driven by lower selling prices of $4.2 million due to cost pass-through arrangements and lower year over year shipments of 2.0%. Currency translation was slightly favorable by $0.2 million.

Spunlace's 2024 first quarter operating income of $2.8 million was $4.8 million higher compared to the operating loss of $2.0 million in 2023. Lower selling prices and energy surcharges were unfavorable by $4.2 million but were more than fully offset by lower raw material and energy costs of $7.4 million. In the first quarter of 2024, primary raw material input costs decreased by $7 million, or 16% while energy costs were lower 6% compared to 2023. As of March 31, 2024, Spunlace had approximately 49% of its net sales with contracts with pass-through provisions. Operations and others were favorable by $2.2 million as actions taken to improve operations, reduce overall spending, and headcount actions provided positive results. The impact of currency and related hedging negatively impacted earnings by $0.2 million. The primary drivers of the change in Spunlace’s operating income are summarized in the following chart (presented in millions):
Other and Unallocated The amount of operating expense not allocated to a reporting segment in the Segment Financial Information totaled $17.5 million in the first quarter of 2024 compared with $11.9 million in the same period a year ago. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the first quarter of 2024 decreased $0.7 million compared to the first quarter of 2023 mainly driven by lower professional services costs.

Income taxes In the first quarter of 2024, our U.S. GAAP pre-tax loss from continuing operations totaled $21.0 million and we recorded an income tax provision of $5.2 million, which primarily related to the tax provision for foreign jurisdictions, reserves for uncertain tax positions, and valuation allowances for domestic and foreign jurisdiction losses for which no tax benefit could be recognized. The comparable amounts in the same quarter of 2023 were a pre-tax loss of $9.5 million and an income tax provision of $3.7 million.
Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom, Spain, and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany, France and Spain, it is the euro, in the UK, it is the British pound sterling, and in the Philippines the functional currency is the peso. On an annual basis, our euro denominated net sales exceeds euro expenses by an estimated €190 million. For the three months ended March 31, 2024, the average currency exchange rate was 1.09 dollar/euro compared with 1.01 in the same period of 2023. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first quarter of 2024.

In thousands	Three months ended March 31,
Favorable (unfavorable)
Net sales	$1,866
Costs of products sold	(2,749)
SG&A expenses	(105)
Income taxes and other	(27)
Net loss	$(1,015)

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2024 were the same as 2023. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.
LIQUIDITY AND CAPITAL RESOURCES
Our business requires significant expenditures for new or enhanced equipment, to support our research and development efforts, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Three months ended March 31,
In thousands	2024	2023
Cash, cash equivalents and restricted cash at the beginning of period	$55,360	$119,162
Cash provided (used) by
Operating activities	(33,485)	(30,632)
Investing activities	(7,480)	(8,787)
Financing activities	20,839	15,179
Effect of exchange rate changes on cash	(882)	1,266
Change in cash and cash equivalents from discontinued operations	(144)	(11)
Net cash used	(21,152)	(22,985)
Cash, cash equivalents and restricted cash at the end of period	34,208	96,177
Less: restricted cash in Prepaid and other current assets	(4,027)	(3,600)
Less: restricted cash in Other assets	—	(3,936)
Cash and cash equivalents at the end of period	$30,181	$88,641
At March 31, 2024, we had $30.2 million in cash and cash equivalents (“cash”) held by both domestic and foreign subsidiaries. Approximately 99.6% of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes.
Cash used by operating activities in the first three months of 2024 totaled $33.5 million compared with $30.6 million in the same period a year ago. The increase in cash used was primarily due to an increase in interest paid of $5.4 million due to the higher interest rates on our debt stemming from the debt refinancing in the first quarter of 2023, an increase in working capital usage of approximately $2.1 million and income taxes paid of $1.1 million. Operating cash improved $5.8 million primarily due to a lump-sum payment in Q1 2023 to our former CEO under the terms of his non-qualified pension plan.
Net cash used by investing activities was $7.5 million in the first three months of 2024 compared with $8.8 million in the same period a year ago. Capital expenditures totaled $7.5 million and $9.5 million for the three months ended March 31, 2024 and 2023, respectively. Capital expenditures are expected to total between $35 million and $40 million in 2024.
Net cash provided by financing activities totaled $20.8 million in the first three months of 2024 compared with $15.2 million in the same period of 2023. The change in financing activities primarily reflects additional borrowings under our existing revolving credit facility . In 2023, we entered into a €250.0 million Term Loan in which the proceeds were used to fully extinguish the €220.0 million Term Loan, the IKB term loans and reduced the revolving credit facility balance.
As discussed in Item 1 - Financial Information, Note - 15, our Credit Agreement and AG Loan contains a number of customary compliance covenants. As of March 31, 2024, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement and AG Loan, was 3.7x, well within the maximum limit. A breach of these requirements would give rise to certain remedies under the Credit Agreement and AG Loan, among which are the termination, and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest. As discussed in Note 15 - “Long Term Debt,” on March 30, 2023, we amended our Credit Agreement to permit the maximum leverage ratio (calculated as consolidated senior secured debt to consolidated adjusted EBITDA) to be 4.25 to 1.0 through the quarter ended December 31, 2024, stepping down to 4.0 to 1.0 at March 31, 2025, and 3.50 to 1.0 at March 31, 2026.

Details of our outstanding long-term indebtedness are set forth under Item 1 - Financial Statements – Note 15 -“Long-Term Debt."
Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Since the third quarter of 2022, our Board of Directors suspended the Company’s quarterly cash dividend to focus efforts on optimizing the operational and financial results of the business. As such, we paid no cash dividends in the first three months of 2024 or 2023.
We are subject to various federal, state and local laws and regulations intended to protect the environment, as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.
At March 31, 2024, we had ample liquidity consisting of $30.2 million of cash on hand and $53.4 million of capacity under our revolving credit facility. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt.

Off-Balance-Sheet Arrangements As of March 31, 2024 and December 31, 2023, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					March 31, 2024
In thousands, except percentages	2024	2025	2026	2027	2028	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At variable interest rates	$119,165	$119,165	$80,314			$119,165	$119,165
At fixed interest rates	764,870	764,870	764,870	764,870	764,870	765,517	701,001
						$884,682	$820,166
Weighted-average interest rate
On variable rate debt	8.37%	8.37%	8.37%
On fixed rate debt	7.00%	7.00%	7.00%	7.00%	7.00%
Our market risk exposure primarily results from changes in interest rates and currency exchange rates. The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of March 31, 2024. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
At March 31, 2024, we had $884.7 million of long-term debt, of which $119.2 million, or 13.5%, was at variable interest rates. Variable-rate debt represents borrowings under our credit agreement. The fixed-rate Term Loans are euro-based borrowings and thus the value of which is also subject to currency risk. Variable-rate debt outstanding represents borrowings under our revolving credit agreement and a euro-denominated term loan which accrue interest based on one-month LIBOR plus a margin.
At March 31, 2024, the weighted-average interest rate paid was equal to 8.34%. A hypothetical 100 basis point increase in the interest rate on variable rate debt would increase annual interest expense by $1.2 million. In the event rates are 100 basis points lower, interest expense would be $1.2 million lower.
As part of our overall risk management practices, we enter into financial derivatives primarily designed to either i) hedge currency risks associated with forecasted transactions – “cash flow hedges”; or ii) mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and foreign currency denominated receivables and payables – “foreign currency hedges.” For a more complete discussion of this activity, refer to Item 8 – Financial Statements and Supplementary Data – Note 17 - “Financial Derivatives and Hedging Activities.”
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
During the three months ended March 31, 2024, there were no changes in our critical accounting policies or estimates. See Note 2 — Accounting Policies, of the Condensed Consolidated Financial Statements included elsewhere in this Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC, for additional information regarding our critical accounting policies.

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

The fair value of our reporting units, which are also our operating segments, is determined using a market approach and a discounted cash flow model. Our evaluations include a variety of qualitative factors and analyses based on estimates of future cash flows expected to be generated from the use of the underlying assets, trends or other determinants of fair value. If the value of an asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. At March 31, 2024, Airlaid Materials was our only operating segment with goodwill. Our Airlaid Materials segment’s fair value exceeded its carrying value at the time of its last valuation performed in connection with the last annual impairment test in the fourth quarter of 2023 by approximately 19%. Airlaid Material’s fair value, as well as the asset groups within each of our operating segments, could be impacted by factors such as unexpected changes in market demand for our products, the impact of competition, and the inability to successfully adjust selling prices in response to changes in inflation, among other factors. Future adverse changes such as these or in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures Our Chief Executive Officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

See the discussion of legal proceedings contained in Note 18 - “Commitments, Contingencies and Legal Proceedings” to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished herewith or incorporated by reference as indicated.

Incorporated by reference to
2.1
RMT Transaction Agreement, dated as of February 6, 2024, by and among Glatfelter Corporation, Treasure Merger Sub I, Inc., Treasure Merger Sub II, LLC, Berry Global Group, Inc., and Treasure Holdco, Inc.*
Ex. 2.1 to Form 8-K amendment filed February 12, 2024
2.2	Separation and Distribution Agreement, dated as of February 6, 2024, by and among Glatfelter Corporation, Berry Global Group, Inc., and Treasure Holdco, Inc.*	Ex. 2.2 to Form 8-K amendment filed February 12, 2024
3.1	Glatfelter Corporation Amended and Restated Articles of Incorporation.	Ex. 3.2 to Form 8-K filed November 18, 2022
3.2	Glatfelter Corporation Amended and Restated By-Laws (Amended and Restated as of December 15, 2023).
10.1	Employee Matters Agreement, dated as of February 6, 2024, by and among Glatfelter Corporation, Berry Global Group, Inc., and Treasure Holdco, Inc.*	Ex. 10.1 to Form 8-K amendment filed February 12, 2024
10.2	Tax Matters Agreement, dated as of February 6, 2024, by and among Glatfelter Corporation, Berry Global Group, Inc., and Treasure Holdco, Inc.	Ex. 10.2 to Form 8-K amendment filed February 12, 2024
10.3	Term Sheet, dated April 10, 2024, by and between James M. Till and Glatfelter Corporation.**	Ex. 10.1 to Form 8-K filed April 11, 2024
10.4	Term Sheet, dated April 10, 2024, by and between Tarun Manroa and Glatfelter Corporation.**	Ex. 10.2 to Form 8-K filed April 11, 2024
10.5	Term Sheet, dated February 5, 2024, by and between Curt Begle and Glatfelter Corporation.**
10.6	Form of Restricted Stock Unit Award Certificate (form effective as of February 28, 2024).**
10.7	2024 Employee Cash Restoration Letter.**
10.8	2024 Retention Template.**
31.1	Certification of Thomas M. Fahnemann, President and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Ramesh Shettigar, Senior Vice President, Chief Financial Officer and Treasurer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Thomas M. Fahnemann, President and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith.
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

*Certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish copies of such schedules (or similar attachments) to the U.S. Securities and Exchange Commission upon request.

**Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Glatfelter Corporation (Registrant)

May 9, 2024

	By	/s/ David C. Elder
David C. Elder
Vice President, Strategic Initiatives, Business Optimization, & Chief Accounting Officer
(Principal accounting officer)