Form 10-Q
period 2024-06-30
Glatfelter Corp
filed 2024-08-08
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
Common Stock outstanding on August 5, 2024 totaled 45,397,132 shares.

GLATFELTER CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarterly Period Ended
June 30, 2024

PART I
Item 1 – Financial Statements
GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share	2024	2023	2024	2023

Net sales	$329,443	$357,005	$656,699	$735,213
Costs of products sold	292,656	338,872	585,402	680,866
Gross profit	36,787	18,133	71,297	54,347
Selling, general and administrative expenses	29,420	28,639	65,477	59,384
Losses (gains) on dispositions of plant, equipment and timberlands, net	73	(21)	71	(665)
Operating income (loss)	7,294	(10,485)	5,749	(4,372)
Non-operating income (expense)
Interest expense	(17,900)	(17,261)	(35,585)	(29,855)
Interest income	273	559	534	830
Other, net	(2,509)	(3,045)	(4,536)	(6,323)
Total non-operating expense	(20,136)	(19,747)	(39,587)	(35,348)
Loss from continuing operations before income taxes	(12,842)	(30,232)	(33,838)	(39,720)
Income tax provision	2,953	6,399	8,107	10,093
Loss from continuing operations	(15,795)	(36,631)	(41,945)	(49,813)

Discontinued operations:
Loss before income taxes	(484)	(309)	(681)	(711)
Income tax provision	—	—	—	—
Loss from discontinued operations	(484)	(309)	(681)	(711)
Net loss	$(16,279)	$(36,940)	$(42,626)	$(50,524)

Basic earnings per share
Loss from continuing operations	$(0.35)	$(0.82)	$(0.93)	$(1.11)
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.02)
Basic loss per share	$(0.37)	$(0.83)	$(0.95)	$(1.13)

Diluted earnings per share
Loss from continuing operations	$(0.35)	$(0.82)	$(0.93)	$(1.11)
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.02)
Diluted loss per share	$(0.37)	$(0.83)	$(0.95)	$(1.13)

Weighted average shares outstanding
Basic	45,338	45,041	45,261	44,999
Diluted	45,338	45,041	45,261	44,999
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
In thousands	2024	2023	2024	2023
Net loss	$(16,279)	$(36,940)	$(42,626)	$(50,524)

Foreign currency translation adjustments	(1,978)	2,820	(11,142)	9,483
Net change in:
Deferred (losses) gains on derivatives, net of taxes of 107, $96, (511) and $149, respectively	(361)	(11)	1,081	146
Unrecognized retirement obligations, net of taxes of (8), $(3), (15) and $(4), respectively	22	18	42	670
Other comprehensive income (loss)	(2,317)	2,827	(10,019)	10,299
Comprehensive loss	$(18,596)	$(34,113)	$(52,645)	$(40,225)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

In thousands	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$33,932	$50,265
Accounts receivable, net	177,983	170,974
Inventories	305,115	298,248
Prepaid expenses and other current assets	69,213	86,480
Total current assets	586,243	605,967

Plant, equipment and timberlands, net	638,538	662,916
Goodwill	105,448	107,691
Intangible assets, net	96,293	106,333
Other assets	78,501	80,889
Total assets	$1,505,023	$1,563,796

Liabilities and Shareholders' Equity
Current portion of long-term debt	$—	$1,005
Short-term debt	8,454	6,150
Accounts payable	156,457	158,455
Environmental liabilities	300	2,000
Other current liabilities	100,116	112,758
Total current liabilities	265,327	280,368

Long-term debt	861,882	853,163
Deferred income taxes	50,567	52,219
Other long-term liabilities	121,727	121,192
Total liabilities	1,299,503	1,306,942

Commitments and contingencies (Note 18)	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	55,396	58,759
Retained earnings	377,184	419,810
Accumulated other comprehensive loss	(92,528)	(82,509)
	340,596	396,604
Less cost of common stock in treasury	(135,076)	(139,750)
Total shareholders’ equity	205,520	256,854
Total liabilities and shareholders’ equity	$1,505,023	$1,563,796
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
In thousands	2024	2023
Operating activities
Net loss	$(42,626)	$(50,524)
Loss from discontinued operations, net of taxes	681	711
Adjustments to reconcile to net cash used by continuing operations:
Depreciation, depletion and amortization	31,296	31,701
Amortization of debt issue costs and original issue discount	2,059	3,281
Pension settlement charge	—	633
Deferred income tax (benefit) expense	(394)	959
Losses (gains) on dispositions of plant, equipment and timberlands, net	71	(665)
Share-based compensation	1,469	1,307
Change in operating assets and liabilities:
Accounts receivable	(7,379)	4,180
Inventories	(12,305)	(1,656)
Prepaid and other current assets	14,847	7,418
Accounts payable	1,685	(58,129)
Accruals and other current liabilities	(11,535)	3,633
Other	1,579	4,130
Net cash used by operating activities from continuing operations	(20,552)	(53,021)
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(13,172)	(17,458)
Proceeds from disposals of plant, equipment and timberlands, net	17	735
Net cash used by investing activities from continuing operations	(13,155)	(16,723)
Financing activities
Proceeds from term loan	—	262,273
Repayment of term loans	(988)	(226,451)
Net borrowings (repayments) under revolving credit facility	18,149	(14,988)
Payments of borrowing costs	(60)	(10,071)
Payments related to share-based compensation awards and other	(158)	(248)
Net cash provided by financing activities from continuing operations	16,943	10,515
Effect of exchange rate changes on cash	(1,304)	1,096
Net decrease in cash, cash equivalents and restricted cash	(18,068)	(58,133)
Decrease in cash, cash equivalents and restricted cash from discontinued operations	(231)	(428)
Cash, cash equivalents and restricted cash at the beginning of period	55,360	119,162
Cash, cash equivalents and restricted cash at the end of period	37,061	60,601
Less: restricted cash in Prepaid expenses and other current assets	(3,129)	(3,600)
Less: restricted cash in Other assets	—	(3,137)
Cash and cash equivalents at the end of period	$33,932	$53,864

Supplemental cash flow information
Cash paid for:
Interest	$33,108	$27,001
Income taxes, net	5,055	4,109
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

In thousands	Common stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at April 1, 2024	$544	$56,781	$393,463	$(90,211)	$(137,255)	$223,322
Net loss			(16,279)			(16,279)
Other comprehensive loss				(2,317)		(2,317)
Comprehensive loss						(18,596)
Share-based compensation expense		798				798
Delivery of treasury shares:
RSUs and PSAs		(2,183)			2,179	(4)
Balance at June 30, 2024	$544	$55,396	$377,184	$(92,528)	$(135,076)	$205,520

Balance at April 1, 2023	$544	$59,256	$485,279	$(90,423)	$(142,069)	$312,587
Net loss			(36,940)			(36,940)
Other comprehensive income				2,827		2,827
Comprehensive loss						(34,113)
Share-based compensation expense		376				376
Delivery of treasury shares:
RSUs and PSAs		(1,687)			1,675	(12)
Balance at June 30, 2023	$544	$57,945	$448,339	$(87,596)	$(140,394)	$278,838

Balance at January 1, 2024	$544	$58,759	$419,810	$(82,509)	$(139,750)	$256,854
Net loss			(42,626)			(42,626)
Other comprehensive loss				(10,019)		(10,019)
Comprehensive loss						(52,645)
Share-based compensation expense		1,469				1,469
Delivery of treasury shares:
RSUs and PSAs		(4,832)			4,674	(158)
Balance at June 30, 2024	$544	$55,396	$377,184	$(92,528)	$(135,076)	$205,520

Balance at January 1, 2023	$544	$60,663	$498,863	$(97,895)	$(144,171)	$318,004
Net loss			(50,524)			(50,524)
Other comprehensive income				10,299		10,299
Comprehensive loss						(40,225)
Share-based compensation expense		1,307				1,307
Delivery of treasury shares:
RSUs and PSAs		(4,025)			3,777	(248)
Balance at June 30, 2023	$544	$57,945	$448,339	$(87,596)	$(140,394)	$278,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.ORGANIZATION
Glatfelter Corporation and subsidiaries ("Glatfelter") is a leading global supplier of engineered materials with a strong focus on innovation and sustainability. Glatfelter's high quality, technology-driven, innovative, and customizable nonwovens solutions can be found in products that are Enhancing Everyday Life®. These include personal care and hygiene products, food and beverage filtration, critical cleaning products, medical and personal protection, packaging products, as well as home improvement and industrial applications. Headquartered in Charlotte, NC, our 2023 net sales were $1.4 billion. At June 30, 2024, we employed approximately 2,907 employees worldwide. Glatfelter’s operations utilize a variety of manufacturing technologies including airlaid, wetlaid, and spunlace with fifteen manufacturing sites located in the United States, Canada, Germany, the United Kingdom, France, Spain, and the Philippines. The Company has sales offices in all major geographies serving customers under the Glatfelter and Sontara brands. Additional information about Glatfelter may be found at www.glatfelter.com. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to Glatfelter Corporation and subsidiaries unless the context indicates otherwise.

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

3.REVENUE

The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended June 30,		Six months ended June 30,
In thousands	2024	2023	2024	2023
Revenue by product category

Airlaid Materials
Feminine hygiene	$44,783	$51,882	$89,592	$110,127
Specialty wipes	38,221	45,535	78,140	90,329
Tabletop	26,131	31,778	50,125	62,193
Food pads	2,856	3,361	6,663	6,901
Home care	6,214	6,781	12,361	14,140
Adult incontinence	5,773	7,063	12,370	14,422
Other	6,606	6,111	12,862	13,840
	130,584	152,511	262,113	311,952
Composite Fibers
Food & beverage	69,331	70,755	137,693	149,699
Wallcovering	15,023	19,570	28,944	35,727
Technical specialties	15,643	20,542	30,955	41,995
Composite laminates	11,355	8,818	22,674	17,801
Metallized	5,863	6,040	13,099	13,094
	117,215	125,725	233,365	258,316
Spunlace
Consumer wipes	32,441	34,759	65,147	72,868
Critical cleaning	29,550	17,584	57,882	46,733
Health care	10,214	16,808	18,981	27,183
Hygiene	7,255	5,034	14,220	10,694
High performance	2,386	4,608	5,091	7,817
Beauty care	351	627	1,006	848
	82,197	79,420	162,327	166,143

Inter-segment sales elimination	(553)	(651)	(1,106)	(1,198)
Total	$329,443	$357,005	$656,699	$735,213

	Three months ended June 30,		Six months ended June 30,
In thousands	2024	2023	2024	2023
Revenue by geography

Airlaid Materials
Americas	$71,148	$85,492	$146,208	$175,329
Europe, Middle East and Africa	58,757	63,519	112,388	129,510
Asia Pacific	679	3,500	3,517	7,113
	130,584	152,511	262,113	311,952
Composite Fibers
Europe, Middle East and Africa	66,576	72,680	133,911	146,530
Americas	33,269	32,416	62,224	66,628
Asia Pacific	17,370	20,629	37,230	45,158
	117,215	125,725	233,365	258,316
Spunlace
Americas	53,199	50,001	104,466	103,153
Europe, Middle East and Africa	21,929	23,289	44,481	48,352
Asia Pacific	7,069	6,130	13,380	14,638
	82,197	79,420	162,327	166,143

Inter-segment sales elimination	(553)	(651)	(1,106)	(1,198)
Total	$329,443	$357,005	$656,699	$735,213

4.PROPOSED MERGER
As previously announced on February 7, 2024, we entered into certain definitive agreements with Berry Global Group, Inc. (“Berry”) for Berry to spin-off and merge the majority of its Health, Hygiene and Specialties segment including its Global Nonwovens and Films business (“HHNF”) with Glatfelter (the “Merger”) that will create Magnera, a leading, publicly-traded company in the specialty materials industry. The board of directors of both Berry and Glatfelter have unanimously approved the Merger. The Merger is expected to occur through a series of transactions, including a Reverse Morris Trust transaction such that HHNF will become a wholly owned subsidiary of Glatfelter. Upon completion of the Merger, Berry shareholders will hold 90% of the outstanding shares of Glatfelter and Glatfelter shareholders will continue to hold 10% of the outstanding shares of Glatfelter. The combined company’s Board of Directors will include 6 members chosen by Berry and 3 chosen from Glatfelter’s existing Board of Directors, with Curt Begle, the current president of the Health, Hygiene & Specialties Division of Berry, becoming the Chief Executive Officer.

In June, the Company reported the achievement of all required approvals and clearances under competition and foreign direct investment laws. Also, Berry received a favorable private letter ruling from the U.S. Internal Revenue Service regarding the qualification of the spin-off and the merger as tax-free transactions under the Internal Revenue Code. The transaction is subject to additional customary closing conditions, including approval by Glatfelter shareholders. The transaction is expected to close in the second half of 2024. Prior to the completion of the Merger, Glatfelter and HHNF will continue to operate as independent companies.

5.GAINS ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS

Timberland and other asset sales for the six months ended June 30, 2024 were inconsequential.

The following table sets forth sales of timberlands and other assets completed during the six months ended June 30, 2023:

Dollars in thousands	Acres	Proceeds	Gain
2023
Timberlands	216	$630	$617
Other	n/a	105	48
Total		$735	$665

6.DISCONTINUED OPERATIONS
For the six months ended June 30, 2024 and 2023, we recognized losses in discontinued operations of $0.7 million primarily related to legal costs incurred in both periods, pension related costs in 2024, and an insurance claim settlement in 2023.
In August 2024, we reached a settlement in principle of a legal dispute with a manufacturer for equipment supplied and installed at our former Specialty Papers business. Under the terms of the sale agreement of our Specialty Papers business in 2018, we retained the right to any recoveries from the resolution of this matter. Under the terms of this settlement, we will be paid $6.5 million in monthly installments of approximately $1.1 million beginning in September 2024. We expect to recognize a $6.5 million gain, less applicable legal fees, in the quarter ended September 30, 2024 which will be included in discontinued operations.

7.EARNINGS PER SHARE
The following table sets forth the details of basic and diluted earnings per share (“EPS”) from continuing operations:

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share	2024	2023	2024	2023
Loss from continuing operations	$(15,795)	$(36,631)	$(41,945)	$(49,813)

Weighted average common shares outstanding used in basic EPS	45,338	45,041	45,261	44,999
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	—	—	—	—
Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,338	45,041	45,261	44,999

Loss per share from continuing operations
Basic	$(0.35)	$(0.82)	$(0.93)	$(1.11)
Diluted	(0.35)	(0.82)	(0.93)	(1.11)
The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the periods indicated, because their effect would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
In thousands	2024	2023	2024	2023
Potential common shares	428	618	428	618

8.ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth details of the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023.

In thousands	Currency translation adjustments	Unrealized gain (loss) on derivatives	Change in pensions	Change in other postretirement defined benefit plans	Total

Balance at April 1, 2024	$(99,897)	$11,997	$(2,668)	$357	$(90,211)
Other comprehensive loss before reclassifications (net of tax)	(1,978)	(177)	—	—	(2,155)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(184)	24	(2)	(162)
Net current period other comprehensive income (loss)	(1,978)	(361)	24	(2)	(2,317)
Balance at June 30, 2024	$(101,875)	$11,636	$(2,644)	$355	$(92,528)

Balance at April 1, 2023	$(99,579)	$11,333	$(2,587)	$410	$(90,423)
Other comprehensive income before reclassifications (net of tax)	2,820	57	—	—	2,877
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(68)	25	(7)	(50)
Net current period other comprehensive income (loss)	2,820	(11)	25	(7)	2,827
Balance at June 30, 2023	$(96,759)	$11,322	$(2,562)	$403	$(87,596)

Balance at January 1, 2024	$(90,733)	$10,555	$(2,692)	$361	$(82,509)
Other comprehensive income (loss) before reclassifications (net of tax)	(11,142)	1,718	—	—	(9,424)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(637)	48	(6)	(595)
Net current period other comprehensive income (loss)	(11,142)	1,081	48	(6)	(10,019)
Balance at June 30, 2024	$(101,875)	$11,636	$(2,644)	$355	$(92,528)

Balance at January 1, 2023	$(106,242)	$11,176	$(3,247)	$418	$(97,895)
Other comprehensive income before reclassifications (net of tax)	9,483	1,613	—	—	11,096
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,467)	685	(15)	(797)
Net current period other comprehensive income (loss)	9,483	146	685	(15)	10,299
Balance at June 30, 2023	$(96,759)	$11,322	$(2,562)	$403	$(87,596)

Reclassifications out of accumulated other comprehensive loss and into the condensed consolidated statements of operations were as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2024	2023	2024	2023
Description					Line Item in Statements of Operations
Cash flow hedges (Note 17)
Gains on cash flow hedges	$(291)	$(400)	$(126)	$(1,318)	Costs of products sold
Tax provision (benefit)	107	332	(511)	(149)	Income tax provision (benefit)
Net of tax	(184)	(68)	(637)	(1,467)
Total cash flow hedges	(184)	(68)	(637)	(1,467)

Retirement plan obligations (Note 10)
Amortization of deferred benefit pension plans
Prior service costs	4	6	8	12	Other, net
Actuarial losses	21	21	48	43	Other, net
Pension settlement	—	—	—	633	Other, net
	25	27	56	688
Tax benefit	(1)	(2)	(8)	(3)	Income tax provision (benefit)
Net of tax	24	25	48	685
Amortization of deferred benefit other plans
Prior service costs	13	5	25	10	Other, net
Actuarial gain	(15)	(12)	(31)	(25)	Other, net
	(2)	(7)	(6)	(15)
Tax expense	—	—	—	—	Income tax provision (benefit)
Net of tax	(2)	(7)	(6)	(15)
Total reclassifications, net of tax	$(162)	$(50)	$(595)	$(797)

9.SHARE-BASED COMPENSATION
On May 5, 2023 (the “Effective Date”), the Board and shareholders approved an amendment and restatement of the Glatfelter Corporation 2022 Long-Term Incentive Plan (the “Equity Plan”) to increase the number of shares available for grant under the Equity Plan (as amended and restated, the “Amended Plan”) (collectively, the “LTIP”). The LTIP is a long-term incentive plan, pursuant to which awards may be granted to full-time or part-time employees, officers, non-employee directors, and consultants of the Company or any subsidiary or affiliate of the Company, including stock options, stock-only stock appreciation rights (“SOSARs”), restricted stock awards, restricted stock units (“RSUs”), performance share awards (“PSAs”), and other share-based awards. The Amended Plan was adopted primarily to increase the number of shares of Company common stock reserved for equity-based awards by 675,000 shares (in addition to any shares that remained available for awards under the Equity Plan as of the Effective Date and any shares subject to outstanding awards granted under the Equity Plan as of the Effective Date). As of June 30, 2024, there were 340,053 shares of common stock available for future issuance under the LTIP.
Pursuant to terms of the LTIP, we have issued to eligible participants RSUs, PSAs and SOSARs.

Restricted Stock Units and Performance Share Awards In the first six months of 2024, we granted RSUs to employees under our LTIP. The RSUs awarded in 2024 vest over three years, with 33% vesting on December 31, 2024, 33% on February 28, 2026, and 34% vesting on February 28, 2027. PSAs were not awarded in 2024. Instead, there was a cash restoration award (paid in cash instead of stock) that vests the same as the RSUs. This cash restoration award is outside of the LTIP. In 2023, we granted RSUs and PSAs to employees under our LTIP. In 2023, 50% of fair value of the awards granted were RSUs, which vest based on the passage of time, generally over a graded three-year period or, in certain instances, the RSUs were cliff vesting after one or three years. The remaining 50% of the fair value of the awards granted in 2023 were PSAs. The PSAs awarded vest based on either the achievement of cumulative financial performance targets covering a two-year period or based on the three-year total shareholder return relative to a broad market index. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance.
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
The following table summarizes RSU and PSA activity during periods indicated:

Units	2024	2023
Balance at January 1,	2,273,939	1,650,152
Granted	2,403,905	1,354,102
Forfeited	(254,730)	(445,742)
Shares delivered	(386,508)	(313,569)
Balance at June 30,	4,036,606	2,244,943
The amount granted in 2023 included 698,741 of PSAs exclusive of reinvested dividends.
The following table sets forth aggregate RSU and PSA compensation expense included in continuing operations for the periods indicated:

	June 30,
In thousands	2024	2023
Three months ended	$798	$376
Six months ended	$1,469	$1,307

Stock-Only Stock Appreciation Rights Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. All SOSARs are vested, exercisable and have a term of ten years. No SOSARs have been awarded since 2016.
The following table sets forth information related to outstanding SOSARs:

	2024		2023
	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	531,519	$22.10	769,544	$21.34
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled / forfeited	(103,742)	29.89	(151,487)	18.36
Outstanding at June 30,	427,777	$20.21	618,057	$22.07

10.RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans included in continuing operations.

	Three months ended June 30,		Six months ended June 30,
In thousands	2024	2023	2024	2023
Pension Benefits
Service cost	$—	$—	$—	$—
Interest cost	346	362	701	773
Amortization of prior service cost	4	6	8	12
Amortization of actuarial loss	21	21	48	43
Pension settlement charge	—	—	—	633
Total net periodic benefit expense	$371	$389	$757	$1,461

Other Benefits
Service cost	$5	$2	$10	$5
Interest cost	41	45	82	89
Amortization of prior service cost	13	5	25	10
Amortization of actuarial gain	(15)	(12)	(31)	(25)
Total net periodic benefit expense	$44	$40	$86	$79

11.INCOME TAXES
Income taxes are recognized for the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
For the six months ended June 30, 2024, we had a pretax loss from continuing operations of $33.8 million and income tax expense of $8.1 million. The effective income tax rate for the six months ended June 30, 2024 was unfavorably impacted by the jurisdictional mix of pretax results among the Company and its subsidiaries and losses which generated no tax benefit in domestic and certain foreign jurisdictions.
For the six months ended June 30, 2024, we recorded an increase in the valuation allowance of $10.3 million for U.S. federal and certain foreign jurisdictions against our net deferred tax assets. In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of the evidence indicated it is more likely than not that the deferred assets will not be realized.
As of June 30, 2024 and December 31, 2023, we had $62.7 million and $60.7 million, respectively, of gross unrecognized tax benefits. As of June 30, 2024, if such benefits were to be recognized, approximately $60.1 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.
The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as statutes are closed. Due to potential resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits may decrease within the next twelve months by a range of zero to $8.3 million. We recognize interest and penalties related to uncertain tax positions as income tax expense.
The following table summarizes information included in continuing operations related to interest on uncertain tax positions:

	Six months ended June 30,
In millions	2024	2023
Interest expense	$1.4	$1.0

	June 30, 2024	December 31, 2023
Accrued interest payable	$7.7	$6.3
Accrued penalties	2.8	2.8

In 2021, the Organization for Economic Cooperation and Development (OECD) published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Effective January 1, 2024, a number of countries have proposed or enacted legislation to implement core elements of the Pillar Two proposal. Pillar Two did not have a significant impact on Glatfelter's financial results for the six months ended June 30, 2024. While Glatfelter is monitoring developments and evaluating the potential impact on future periods, Glatfelter does not expect Pillar Two to have a significant impact on its 2024 financial results.
12.INVENTORIES
Inventories, net of reserves, were as follows:

In thousands	June 30, 2024	December 31, 2023
Raw materials	$91,095	$82,012
In-process and finished	146,997	150,220
Supplies	67,023	66,016
Total	$305,115	$298,248

13.GOODWILL AND OTHER INTANGIBLE ASSETS
The following table sets forth changes in the amounts of goodwill and other intangible assets recorded by each of our segments during the periods indicated:

In thousands	December 31, 2023	Purchase price allocation adjustment	Translation	June 30, 2024
Goodwill
Airlaid Materials	$107,691	$—	$(2,243)	$105,448
Total	$107,691	$—	$(2,243)	$105,448

Other Intangible Assets	December 31, 2023	Amortization	Translation	June 30, 2024
Airlaid Materials
Tradename	$3,566	$—	$(111)	$3,455
Accumulated amortization	(944)	(87)	31	(1,000)
Net	2,622	(87)	(80)	2,455

Technology and related	18,121	—	(547)	17,574
Accumulated amortization	(6,819)	(580)	206	(7,193)
Net	11,302	(580)	(341)	10,381

Customer relationships and related	43,986	—	(749)	43,237
Accumulated amortization	(17,685)	(1,853)	411	(19,127)
Net	26,301	(1,853)	(338)	24,110

Spunlace
Products and Tradenames	30,064	—	(2,071)	27,993
Accumulated amortization	(3,452)	(750)	248	(3,954)
Net	26,612	(750)	(1,823)	24,039

Technology and related	15,833	—	(1,091)	14,742
Accumulated amortization	(3,146)	(887)	427	(3,606)
Net	12,687	(887)	(664)	11,136

Customer relationships and related	30,478	—	(2,099)	28,379
Accumulated amortization	(3,669)	(798)	260	(4,207)
Net	26,809	(798)	(1,839)	24,172

Total intangibles	142,048	—	(6,668)	135,380
Total accumulated amortization	(35,715)	(4,955)	1,583	(39,087)
Net intangibles	$106,333	$(4,955)	$(5,085)	$96,293

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
The following table sets forth information related to our leases as of the periods indicated.

Dollars in thousands	June 30, 2024	December 31, 2023
Right of use asset	$24,649	$24,991
Weighted average discount rate	3.92%	3.63%
Weighted average remaining maturity (years)	20	20
The following table sets forth operating lease expense for the periods indicated:

	June 30,
In thousands	2024	2023
Three months ended	$1,766	$1,568
Six months ended	$3,365	$3,393
The following table sets forth required remaining future minimum lease payments during the years indicated:

In thousands
2024	$3,109
2025	5,582
2026	3,270
2027	2,604
2028	1,954
Thereafter	18,850

15.LONG-TERM DEBT
Long-term debt is summarized as follows:

In thousands	June 30, 2024	December 31, 2023
Revolving credit facility, due Sep 2026	$114,345	$99,450
4.750% Senior Notes, due Oct 2029	500,000	500,000
11.25% Term loan, due Mar 2029	263,085	271,215
1.10% Term Loan, due Mar 2024	—	1,005
Total long-term debt	877,430	871,670
Less current portion	—	(1,005)
Unamortized deferred issuance costs	(15,548)	(17,502)
Long-term debt, net of current portion	$861,882	$853,163

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
The Credit Agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. The Credit Agreement also contains covenants requiring a minimum debt coverage ratio. As of June 30, 2024, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 3.5x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which is the termination of the agreement.
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
Aggregated unamortized deferred debt issuance costs incurred in connection with all of our outstanding debt totaled $15.5 million at June 30, 2024. The deferred costs are being amortized on a straight-line basis over the life of the underlying instruments. Amortization expense related to deferred debt issuance costs totaled $1.7 million and $3.1 million in 2024 and 2023, respectively.

The following schedule sets forth the amortization of our term loan agreements together with the maturity of our other long-term debt during the indicated year.

In thousands
2024	$—
2025	—
2026	114,345
2027	—
2028	—
Thereafter	763,085

Glatfelter Corporation guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.
As of June 30, 2024 and December 31, 2023, we had $3.7 million and $5.7 million, respectively, of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our Revolving Credit Facility, provide financial assurances for the performance of long-term monitoring activities associated with the Fox River environmental matter and for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

16.FAIR VALUE OF FINANCIAL INSTRUMENTS
The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their respective fair value. The following table sets forth carrying value and fair value of long-term debt:

	June 30, 2024		December 31, 2023
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, due Sep 2026	$114,345	$114,345	$99,450	$99,450
4.750% Senior Notes, due Oct 2029	500,000	415,000	500,000	346,250
11.25% Term loan, due Mar 2029	263,085	268,556	271,215	282,586
1.10% Term Loan, due Mar 2024	—	—	1,005	993
Total	$877,430	$797,901	$871,670	$729,279
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
Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of June 30, 2024, the maturity of currency forward contracts ranged from one month to 15 months.
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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	June 30, 2024	December 31, 2023
Derivative
Sell/Buy - sell notional
Euro / British Pound	15,451	15,210
Philippine Peso / Euro	—	137,449
U.S. Dollar / British Pound	11,907	18,470
U.S. Dollar / Euro	67	277

Sell/Buy - buy notional
Euro / Philippine Peso	670,761	788,342
British Pound / Philippine Peso	949,006	923,653
Euro / U.S. Dollar	79,656	93,397
U.S. Dollar / Canadian Dollar	32,998	30,914
British Pound / U.S. Dollar	—	2,211
Derivatives Designated as Hedging Instruments – Net Investment Hedge The €220 million Term Loan discussed in Note 15 – “Long-Term Debt” was designated as a net investment hedge of our Euro functional currency foreign subsidiaries and was extinguished on March 30, 2023 in conjunction with the amendment of the Credit Facility. During the first six months of 2023, we recognized a pre-tax loss of $3.7 million on the remeasurement of the term loan from changes in currency exchange rates. Such amounts are recorded as a component of Other Comprehensive Income (Loss).
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
The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	June 30, 2024	December 31, 2023
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	19,500	22,800
British Pound / Euro	4,300	3,500
Japanese Yen / Euro	38,000	—
U.S. Dollar / Swiss Franc	10,000	13,620
British Pound / Swiss Franc	700	2,240
Euro / Swiss Franc	6,000	4,940
Euro / U.S. Dollar	11,100	11,000
U.S Dollar / Philippine Peso	7,300	6,700

Sell/Buy - buy notional
Euro / U.S. Dollar	16,800	10,200
British Pound / Euro	10,000	6,470
Swiss Franc / Danish Krone	750	—
U.S. Dollar / Canadian Dollar	3,100	1,120

These contracts have maturities of one month from the date originally entered into.
Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$1,093	$851	$495	$1,653

Not designated as hedging:
Forward foreign currency exchange contracts	$576	937	$258	$155
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
The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of operations where the results are recorded:

	Three months ended June 30,		Six months ended June 30,
In thousands	2024	2023	2024	2023
Designated as hedging:
Forward foreign currency exchange contracts:
Cost of products sold	$(291)	$(400)	$(126)	$(1,318)

Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$521	$16	$2,556	$(218)
The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance-sheet item.
A rollforward of fair value amounts recorded as a component of accumulated other comprehensive loss, before taxes, is as follows:

In thousands	2024	2023
Balance at January 1,	$(808)	$242
Deferred gains on cash flow hedges	668	1,315
Reclassified to earnings	(126)	(1,318)
Balance at June 30,	$(266)	$239

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
The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. In 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. We are obligated to make the regular payments under that fixed-price contract until the remaining amount due is less than the OU1 escrow account balance. We are permitted to pay for this contract using the remaining balance of the escrow account established by us and WTM I Company (“WTM I”) another PRP, under the OU1 consent decree during any period that the balance in the escrow account exceeds the amount due under our fixed-price contract. As of June 30, 2024, the balance in the escrow exceeds the amounts due under the fixed-price contract by approximately $0.5 million. At June 30, 2024, the escrow account balance totaled $9.1 million which is included in the condensed consolidated balance sheet under the caption “Other assets.”
Under the consent decree, we are responsible for reimbursement of government oversight costs paid from October 2018 and later over approximately the next 30 years. We anticipate that oversight costs will decline as activities at the site have transitioned from remediation to long-term monitoring and maintenance.
Reserves for the Site Our reserve for past and future government oversight costs and long-term monitoring and maintenance totaled $12.1 million at June 30, 2024, of which $0.3 million is recorded in the accompanying June 30, 2024 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $11.8 million is recorded under the caption “Other long-term liabilities.”
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

19.SEGMENT INFORMATION
The following tables set forth financial and other information by segment for the period indicated:

	Three months ended June 30,		Six months ended June 30,
Dollars in thousands	2024	2023	2024	2023
Net Sales
Airlaid Material	$130,584	$152,511	$262,113	$311,952
Composite Fibers	117,215	125,725	233,365	258,316
Spunlace	82,197	79,420	162,327	166,143
Inter-segment sales elimination	(553)	(651)	(1,106)	(1,198)
Total	$329,443	$357,005	$656,699	$735,213

Operating income (loss)
Airlaid Material	$7,505	$9,726	$12,463	$23,640
Composite Fibers	6,031	898	14,290	7,025
Spunlace	2,260	(1,314)	5,024	(3,337)
Other and unallocated	(8,502)	(19,795)	(26,028)	(31,700)
Total	$7,294	$(10,485)	$5,749	$(4,372)

Depreciation and amortization
Airlaid Material	$7,602	$7,637	$15,266	$15,323
Composite Fibers	3,664	3,897	7,428	7,862
Spunlace	3,327	3,476	6,700	6,568
Other and unallocated	949	960	1,902	1,948
Total	$15,542	$15,970	$31,296	$31,701

Capital expenditures
Airlaid Material	$1,571	$2,332	$3,662	$4,414
Composite Fibers	2,409	2,110	6,073	5,773
Spunlace	1,388	2,509	2,766	5,210
Other and unallocated	322	1,007	671	2,061
Total	$5,690	$7,958	$13,172	$17,458

Tons shipped (metric)
Airlaid Material	37,795	39,246	76,136	79,073
Composite Fibers	25,735	24,966	50,737	49,784
Spunlace	15,937	15,191	32,028	31,611
Inter-segment sales elimination	(329)	—	(666)	—
Total	79,138	79,403	158,235	160,468
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
As previously announced on February 7, 2024, we entered into certain definitive agreements with Berry Global Group, Inc. (“Berry”) for Berry to spin-off and merge the majority of its Health, Hygiene and Specialties segment including its Global Nonwovens and Films business (“HHNF”) with Glatfelter (the “Merger”). The board of directors of both Berry and Glatfelter have unanimously approved the Merger. The Merger is expected to occur through a series of transactions, including a Reverse Morris Trust transaction such that HHNF will become a wholly owned subsidiary of Glatfelter. Upon completion of the Merger, Berry shareholders will hold 90% of the outstanding shares of Glatfelter and Glatfelter shareholders will continue to hold 10% of the outstanding shares of Glatfelter. The combined company’s Board of Directors will include 6 members chosen by Berry and 3 chosen from Glatfelter’s existing Board of Directors, with Curt Begle, the current president of the Health, Hygiene & Specialties Division of Berry, becoming the Chief Executive Officer.
In June, the Company reported the achievement of all required approvals and clearances under competition and foreign direct investment laws. Also, Berry received a favorable ruling from the IRS related to the transaction's tax treatment. The transaction is subject to additional customary closing conditions that are currently underway, including approval by Glatfelter shareholders. The transaction is expected to close in the second half of 2024. Prior to the completion of the Merger, Glatfelter and HHNF will continue to operate as independent companies.
RESULTS OF OPERATIONS
Six months ended June 30, 2024 versus the six months ended June 30, 2023
Overview For the first six months of 2024, we reported a loss from continuing operations of $41.9 million, or $0.93 per share compared with a loss of $49.8 million or $1.11 per share in the same period in 2023. The following table sets forth summarized consolidated results of operations:

	Six months ended June 30,
In thousands, except per share	2024	2023
Net sales	$656,699	$735,213
Gross profit	71,297	54,347
Operating income (loss)	5,749	(4,372)
Continuing operations
Loss	(41,945)	(49,813)
Loss per share	(0.93)	(1.11)
Net loss	(42,626)	(50,524)
Loss per share	(0.95)	(1.13)
The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect the impact of a number of significant items including strategic initiatives, turnaround strategy costs, debt refinancing, and CEO transition costs, among others. Our operating results for the six months ended June 30, 2024 reflect: i) the impact of European market challenges resulting in lower sales volumes, as well as, lower production; ii) higher interest expense stemming from the debt refinancing in the first six months of 2023; iii) costs incurred related to the merger with Berry’s HHNF business.
In addition to the results reported in accordance with GAAP, we evaluate our performance using financial metrics not calculated in accordance with GAAP, including adjusted earnings and adjusted earnings before interest expense, interest income, income taxes, depreciation and amortization and share-based compensation (“Adjusted EBITDA”). On an adjusted earnings basis, a non-GAAP measure, we had an adjusted loss from continuing operations of $26.2 million, or $0.58 per share for the first six months of 2024, compared with a loss of $26.3 million, or $0.58 per share, a year ago. Our Adjusted EBITDA, also a non-GAAP measure, was $49.4 million for the six months ended June 30, 2024 as compared to $42.0 million for the same period in 2023. We disclose this information to allow investors to evaluate our performance exclusive of certain items that impact the comparability of results from period to period and we believe it is helpful in understanding underlying operating trends and cash flow generation.

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
Ober-Schmitten divestiture. These adjustments reflect employee separation costs and professional and other costs directly associated with the divestiture of the Ober-Schmitten, Germany facility.
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

Adjusted Earnings	Six months ended June 30,
	2024		2023
In thousands, except per share	Amount	EPS	Amount	EPS
Net loss	$(42,626)	$(0.95)	$(50,524)	$(1.13)
Exclude: Loss from discontinued operations, net of tax	681	0.02	711	0.02
Loss from continuing operations	(41,945)	(0.93)	(49,813)	(1.11)
Adjustments (pre-tax):
Strategic initiatives (1)	15,004		1,670
Turnaround strategy costs (2)	416		6,682
Ober-Schmitten divestiture (3)	—		10,742
Debt refinancing (4)	—		1,883
CEO transition costs (5)	—		633
COVID-19 ERC recovery (6)	—		(233)
Timberland sales and related costs	—		(617)
Total adjustments (pre-tax)	15,420		20,760
Income taxes (7)	(115)		(61)
Other tax adjustments (8)	448		2,798
Total after-tax adjustments	15,753	0.35	23,497	0.52
Adjusted loss from continuing operations	$(26,192)	$(0.58)	$(26,316)	$(0.58)

(1)For 2024, primarily reflects consulting and legal fees associated with the pending Berry HHNF merger of $13.9 million, and personnel retention, to offset the risk of potential employee departures due to the pending transaction, and other costs of $1.1 million. For 2023, primarily reflects integration activities including consulting and legal fees of $0.7 million, the write-off of a construction in process asset deemed unusable of $0.5 million, employee separation costs of $0.1 million, and other costs of $0.4 million.
(2)For 2024, primarily reflects employee separation costs. For 2023, reflects employee separation costs of $4.0 million and $2.7 million in professional fees.
(3)Reflects employee separation costs of $10.4 million and professional services fees and other costs of $0.3 million in connection with the divestiture of the Ober-Schmitten facility.
(4)Reflects $1.8 million write-off of deferred debt issuance costs in connection with the Company’s debt refinancing in Q1 2023, and $0.1 million in early repayment penalties and write-off of unamortized financing fees on the IKB loans.
(5)Reflects pension settlement charge related to former CEO's separation.
(6)Reflects $0.2 million of interest income on employee retention credits claimed under the CARES Act of 2020 and the subsequent related amendments.
(7)Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated. For items originating in the U.S., no tax effect is recognized due to the previously established valuation allowance on the net deferred tax assets.
(8)Tax effect of applying certain provisions of the CARES Act of 2020. The amount in 2023 also includes $2.4 million of deferred tax expense resulting from valuation allowance for Ober-Schmitten facility.

The following table sets forth the reconciliation of net loss to adjusted EBITDA for the periods indicated:

Adjusted EBITDA	Six months ended June 30,
In thousands	2024	2023

Net loss	$(42,626)	$(50,524)
Exclude: Loss from discontinued operations, net of tax	681	711
Add back: Taxes on continuing operations	8,107	10,093
Depreciation and amortization	31,296	31,701
Interest expense, net	35,051	29,025
EBITDA	32,509	21,006
Adjustments:
Strategic initiatives	15,004	1,670
Turnaround strategy costs	449	7,196
Ober-Schmitten divestiture	—	10,742
Debt refinancing	—	59
CEO transition costs	—	633
Share-based compensation	1,469	1,307
COVID-19 ERC recovery	—	41
Timberland sales and related costs	—	(617)
Adjusted EBITDA	$49,431	$42,037
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

Segment Financial Performance

	Six months ended June 30,
Dollars in thousands	2024	2023
Net Sales
Airlaid Material	$262,113	$311,952
Composite Fibers	233,365	258,316
Spunlace	162,327	166,143
Inter-segment sales elimination	(1,106)	(1,198)
Total	$656,699	$735,213

Operating income (loss)
Airlaid Material	$12,463	$23,640
Composite Fibers	14,290	7,025
Spunlace	5,024	(3,337)
Other and unallocated	(26,028)	(31,700)
Total	$5,749	$(4,372)

Depreciation and amortization
Airlaid Material	$15,266	$15,323
Composite Fibers	7,428	7,862
Spunlace	6,700	6,568
Other and unallocated	1,902	1,948
Total	$31,296	$31,701

Capital expenditures
Airlaid Material	$3,662	$4,414
Composite Fibers	6,073	5,773
Spunlace	2,766	5,210
Other and unallocated	671	2,061
Total	$13,172	$17,458

Tons shipped (metric)
Airlaid Material	76,136	79,073
Composite Fibers	50,737	49,784
Spunlace	32,028	31,611
Inter-segment sales elimination	(666)	—
Total	158,235	160,468
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

Sales and Costs of Products Sold

	Six months ended June 30,
In thousands	2024	2023	Change
Net sales	$656,699	$735,213	$(78,514)
Costs of products sold	585,402	680,866	(95,464)
Gross profit	$71,297	$54,347	$16,950
Gross profit as a percent of Net sales	10.9%	7.4%
The following table sets forth the contribution to consolidated net sales by each segment:

	Six months ended June 30,
Percent of Total	2024	2023
Segment
Airlaid Materials	39.9%	42.4%
Composite Fibers	35.4	35.1
Spunlace	24.7	22.5
Total	100.0%	100.0%
Net sales totaled $656.7 million and $735.2 million in the six months ended June 30, 2024 and 2023, respectively. Net sales for Airlaid Materials, Composite Fibers and Spunlace decreased by 16.0%, 9.5% and 2.3%, respectively, on a constant currency basis.

Airlaid Materials’ first six months net sales decreased $49.8 million in the year-over-year comparison mainly driven by lower selling prices of $33.3 million from cost pass-through arrangements and lower energy surcharges in Europe as both raw materials and energy input costs declined compared to last year. Shipments were 3.7% lower driven by declines in the hygiene categories mainly due to pricing actions taken in 2023 to retain margins as well as lower shipments in the wipes category related to timing. Currency translation was relatively unchanged compared to the prior year.

Airlaid Materials’ first six months of operating income of $12.5 million was $11.1 million lower when compared to the first six months of 2023. Selling price decreases of $33.3 million were mostly offset by lower raw material, energy, and other inflation costs of $32.1 million. For the first six months of 2024, primary raw material input costs decreased by $29 million, or 18%, and energy costs decreased by $2.1 million, or 12%, compared to the same six months of 2023. As of June 30, 2024, Airlaid Materials had approximately 76% of its net sales with contracts with pass-through provisions. Operations were unfavorable by $5.8 million mainly driven by lower production and higher wage inflation. The impact of currency and related hedging negatively impacted earnings by $1.5 million. The primary drivers of the change in Airlaid Materials’ operating income are summarized in the following chart (presented in millions):

Composite Fibers’ net sales were $25.0 million lower in the first six months of 2024, compared to 2023 due to lower selling prices of $18.6 million. Even though shipments were higher 1.9%, it was largely driven by the composite laminates and food and beverage categories that have lower average selling prices compared to other inclined wire products lowering the revenue for the six months. Currency translation was favorable by $0.4 million.

Composite Fibers had an operating income for the first six months of $14.3 million which was $7.3 million higher when compared to the first six months of 2023. Selling price decreases of $18.6 million were more than offset by lower raw material, energy, and other inflation costs of $22.0 million. For the first six months of 2024, primary raw material input costs decreased by $17.7 million, or 5%, and energy costs decreased by $4.3 million, or 11%, compared to the same six months of 2023. As of June 30, 2024, Composite Fibers had approximately 46% of its net sales with contracts with pass-through provisions. Operations were favorable by $1.4 million mainly driven by higher inclined wire production when compared to the same period in 2023. The impact of currency and related hedging negatively impacted earnings by $0.1 million. The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart (presented in millions):
Spunlace’s net sales were $3.8 million lower in the first six months of 2024 compared to 2023, mainly driven by lower selling prices of $6.4 million due to cost pass-through arrangements. Shipments were slightly higher year over year by 1.3%. Currency translation was slightly unfavorable by $0.1 million.

Spunlace had an operating income for the first six months of $5.0 million which was $8.3 million higher when compared to the operating loss of $3.3 million of the first six months of 2023. Selling price decreases of $6.4 million were more than offset by lower raw material, energy, and other inflation costs of $11.5 million. For the first six months of 2024, primary raw material input costs decreased by $10.8 million, or 13%, and energy costs decreased by $0.7 million, or 6%, compared to the same six months of 2023. As of June 30, 2024, Spunlace had approximately 50% of its net sales with contracts with pass-through provisions. Operations were favorable by $3.3 million mainly driven by higher production, lower operational spending, and improved operations when compared to the same period in 2023. The impact of currency and related hedging negatively impacted earnings by $0.2 million. The primary drivers of the change in Spunlace’s operating income are summarized in the following chart (presented in millions):
Other and Unallocated The amount of operating expense not allocated to a reporting segment in the Segment Financial Information totaled $26.0 million in the first six months of 2024 compared with $31.7 million in the same period a year ago. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the first six months of 2024 decreased $2.6 million compared to the first six months of 2023 mainly driven by a loss recovery settlement with a supplier for faulty material supplied to Glatfelter in 2022 and lower professional services costs.

Income taxes In the first six months of 2024, our U.S. GAAP pre-tax loss from continuing operations totaled $33.8 million and we recorded an income tax provision of $8.1 million, which primarily related to the tax provision for foreign jurisdictions, reserves for uncertain tax positions, and valuation allowances for domestic and foreign jurisdiction losses for which no tax benefit could be recognized. The comparable amounts in the same first six months of 2023 were a pre-tax loss of $39.7 million and an income tax provision of $10.1 million.
Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom, Spain, and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany, France and Spain, it is the euro, in the UK, it is the British pound sterling, and in the Philippines the functional currency is the peso. On an annual basis, our euro denominated net sales exceeds euro expenses by an estimated €170 million. For the six months ended June 30, 2024, the average currency exchange rate was 1.09 dollar/euro compared with 1.01 in the same period of 2023. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first six months of 2024.

In thousands	Six months ended June 30,
Favorable (unfavorable)
Net sales	$(450)
Costs of products sold	(1,377)
SG&A expenses	(9)
Income taxes and other	(27)
Net loss	$(1,863)

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2024 were the same as 2023. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Three months ended June 30, 2024 versus the three months ended June 30, 2023
Overview For the second quarter of 2024, we reported a loss from continuing operations of $15.8 million, or $0.35 per share compared with a loss of $36.6 million or $0.82 per share in the same period in 2023. The following table sets forth summarized consolidated results of operations:

	Three months ended June 30,
In thousands, except per share	2024	2023
Net sales	$329,443	$357,005
Gross profit	36,787	18,133
Operating income (loss)	7,294	(10,485)
Continuing operations
Loss	(15,795)	(36,631)
Loss per share	(0.35)	(0.82)
Net loss	(16,279)	(36,940)
Loss per share	(0.37)	(0.83)
The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect the impact of a number of significant items including strategic initiatives, turnaround strategy costs, the loss on sale of our Ober-Schmitten operations, and COVID-19 ERC recovery, among others. Our operating results for the three months ended June 30, 2024 reflect: i) the impact of challenges in the European markets and with consumer demand resulting in lower sales volumes and sales, as well as, lower production, ii) higher interest expense stemming from the debt refinancing in the first quarter of 2023, iii) costs incurred related to our turnaround strategy, iv) costs associated with the pending merger with Berry’s HHNF business.
In addition to the results reported in accordance with GAAP, we evaluate our performance using financial metrics not calculated in accordance with GAAP, including adjusted earnings and adjusted earnings before interest expense, interest income, income taxes, depreciation and amortization and share-based compensation (“Adjusted EBITDA”). On an adjusted earnings basis, a non-GAAP measure, we had an adjusted loss from continuing operations of $11.3 million, or $0.25 per share for the second quarter of 2024, compared with a loss of $20.5 million, or $0.45 per share, a year ago. Our Adjusted EBITDA, also a non-GAAP measure, was $25.6 million for the three months ended June 30, 2024 as compared to $17.3 million for the same period in 2023. We disclose this information to allow investors to evaluate our performance exclusive of certain items that impact the comparability of results from period to period and we believe it is helpful in understanding underlying operating trends and cash flow generation.
Adjusted earnings and adjusted earnings per share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP.
The following table sets forth the reconciliation of net loss to adjusted loss from continuing operations for the periods indicated:

	Three months ended June 30,
	2024		2023
In thousands, except per share	Amount	EPS	Amount	EPS
Net loss	$(16,279)	$(0.37)	$(36,940)	$(0.83)
Exclude: Loss (income) from discontinued operations, net of tax	484	0.02	309	0.01
Loss from continuing operations	(15,795)	(0.35)	(36,631)	(0.82)
Adjustments (pre-tax):
Strategic initiatives (1)	4,094		889
Turnaround strategy costs (2)	359		2,199
Ober-Schmitten divestiture (3)	—		10,793
COVID-19 ERC recovery (4)	—		(233)
Total adjustments (pre-tax)	4,453		13,648
Income taxes (5)	(104)		(58)
Other tax adjustments (6)	193		2,591
Total after-tax adjustments	4,542	0.10	16,181	0.36
Adjusted loss from continuing operations	$(11,253)	$(0.25)	$(20,450)	$(0.45)

(1)For 2024, primarily reflects consulting and legal fees associated with the pending Berry HHNF merger of $3.4 million, and personnel retention, to offset the risk of potential employee departures due to the pending transaction, and other costs of $0.7 million. For 2023, primarily reflects integration activities including the write-off of a construction in process asset deemed unusable of $0.5 million, consulting and legal fees of $0.3 million, and other costs of $0.1 million.
(2)For 2024, primarily reflects employee separation costs. For 2023, reflects professional services fees of $1.5 million and employee separation costs of $0.7 million.
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

The following table sets forth the reconciliation of net loss to adjusted EBITDA for the periods indicated:

Adjusted EBITDA	Three months ended June 30,
In thousands	2024	2023

Net loss	$(16,279)	$(36,940)
Exclude: Loss from discontinued operations, net of tax	484	309
Add back: Taxes on continuing operations	2,953	6,399
Depreciation and amortization	15,542	15,970
Interest expense, net	17,627	16,702
EBITDA	20,327	2,440
Adjustments:
Strategic initiatives	4,094	889
Turnaround strategy costs	392	2,713
Ober-Schmitten divestiture	—	10,793
Share-based compensation	798	376
COVID-19 ERC recovery	—	41
Adjusted EBITDA	$25,611	$17,252
EBITDA is a measure used by management to assess our operating performance and is calculated using income (loss) from continuing operations and excludes interest expense, interest income, income taxes, and depreciation and amortization. Adjusted EBITDA is calculated using EBITDA and further excludes certain items management considers to be unrelated to the company’s core operations. The adjustments include, among others, Ober-

Schmitten divestiture costs, turnaround strategy costs, strategic initiative costs, and share-based compensation expense. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing operating performance.

Segment Financial Performance

	Three months ended June 30,
Dollars in thousands	2024	2023
Net Sales
Airlaid Material	$130,584	$152,511
Composite Fibers	117,215	125,725
Spunlace	82,197	79,420
Inter-segment sales elimination	(553)	(651)
Total	$329,443	$357,005

Operating income (loss)
Airlaid Material	$7,505	$9,726
Composite Fibers	6,031	898
Spunlace	2,260	(1,314)
Other and unallocated	(8,502)	(19,795)
Total	$7,294	$(10,485)

Depreciation and amortization
Airlaid Material	$7,602	$7,637
Composite Fibers	3,664	3,897
Spunlace	3,327	3,476
Other and unallocated	949	960
Total	$15,542	$15,970

Capital expenditures
Airlaid Material	$1,571	$2,332
Composite Fibers	2,409	2,110
Spunlace	1,388	2,509
Other and unallocated	322	1,007
Total	$5,690	$7,958

Tons shipped (metric)
Airlaid Material	37,795	39,246
Composite Fibers	25,735	24,966
Spunlace	15,937	15,191
Inter-segment sales elimination	(329)	—
Total	79,138	$79,403
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

Sales and Costs of Products Sold

	Three months ended June 30,
In thousands	2024	2023	Change
Net sales	$329,443	$357,005	$(27,562)
Costs of products sold	292,656	338,872	(46,216)
Gross profit	$36,787	$18,133	$18,654
Gross profit as a percent of Net sales	11.2%	5.1%
The following table sets forth the contribution to consolidated net sales by each segment:

	Three months ended June 30,
Percent of Total	2024	2023
Segment
Airlaid Materials	39.6%	42.6%
Composite Fibers	35.4	35.2
Spunlace	25.0	22.2
Total	100.0%	100.0%
Net sales totaled $329.4 million and $357.0 million in the three months ended June 30, 2024 and 2023, respectively. Net sales decreased for Airlaid Materials and Composite Fibers by 13.9% and 5.7%, respectively, and increased for Spunlace by 3.9%, on a constant currency basis.

Airlaid Materials’ second quarter net sales decreased $21.9 million in the year-over-year comparison mainly driven by lower selling prices from cost pass-through arrangements and lower energy surcharges in Europe as both raw materials and energy input costs declined compared to last year. Shipments were 3.7% lower driven by declines in the hygiene categories mainly due to pricing actions taken in 2023 to retain margins as well as lower shipments in the wipes category related to timing. Currency translation was unfavorable by $0.7 million.

Airlaid Materials’ 2024 second-quarter operating income of $7.5 million was $2.2 million lower than the second-quarter operating income in 2023. Lower shipments in the hygiene categories due to pricing actions taken in 2023 to retain margins and lower shipments in the wipes category related to timing lowered earnings by $0.8 million. Selling price decreases and lower energy surcharges of $13.0 million were more than offset by lower raw material, energy, and other inflationary costs of $14.2 million. For the second quarter of 2024, primary raw material input costs decreased by $13.7 million, or 17%. Energy costs were slightly lower by 2%, compared to second quarter of 2023. As of June 30, 2024, Airlaid Materials had approximately 76% of its net sales with contracts with pass-through provisions. Operations and other costs were unfavorable by $2.1 million mainly driven by lower production. The impact of currency and related hedging negatively impacted earnings by $0.5 million. The primary drivers of the change in Airlaid Materials’ operating income are summarized in the following chart (presented in millions):

Composite Fibers’ revenue was $8.5 million lower in the second quarter of 2024, compared to the year-ago quarter due to lower selling prices of $7.5 million. Shipments were higher 3.1% largely driven by the composite laminates and food and beverage categories. Currency translation was unfavorable by $1.3 million.

Composite Fibers' 2024 second-quarter operating income of $6.0 million was $5.1 million higher than the second-quarter operating income in 2023. The price-cost gap continued to trend positive this quarter as the decrease in input prices paid for raw materials, energy, freight, and packaging were more favorable than selling price declines, resulting in an earnings improvement of $0.9 million. Second quarter energy costs were lower by $1.4 million, or 10% compared to 2023 while primary raw material input costs decreased by $7.0 million, or 4%, compared to second quarter of 2023. As of June 30, 2024, Composite Fibers had approximately 45% of its net sales with contracts with pass-through provisions. Operations and other costs were favorable by $1.9 million mainly driven by higher inclined wire production. The impact of currency and related hedging positively impacted earnings by $0.1 million. The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart (presented in millions):
Spunlace’s revenue was $2.8 million higher in the second quarter of 2024, compared to the year-ago quarter mainly driven by higher shipments of 4.9% offset by lower selling prices of $2.2 million and unfavorable currency translation of $0.3 million.

Spunlace's 2024 second-quarter operating income of $2.3 million was $3.6 million higher compared to the operating loss of $1.3 million in second quarter of 2023. Lower selling prices and energy surcharges were unfavorable by $2.2 million but were more than fully offset by lower raw material and energy costs of $4.1 million. In the second quarter of 2024, primary raw material input costs decreased by $3.8 million, or 10% while energy costs were lower by 6% compared to second quarter of 2023. As of June 30, 2024, Spunlace had approximately 50% of its net sales with contracts with pass-through provisions. Operations and others were favorable by $1.3 million driven by higher production to meet customer demand. The impact of currency and related hedging negatively impacted earnings by $0.4 million. The primary drivers of the change in Spunlace’s operating income are summarized in the following chart (presented in millions):
Other and Unallocated The amount of net operating expenses not allocated to an operating segment, and reported as “Other and Unallocated” in our table of Segment Financial Performance, totaled $8.5 million in the second quarter of 2024 compared with $19.8 million in the same period a year ago. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the second quarter of 2024 decreased $1.9 million compared to the second quarter of 2023 mainly driven by a loss recovery settlement with a supplier for faulty material supplied to Glatfelter in 2022.

Income taxes In the second quarter of 2024, our U.S. GAAP pre-tax loss from continuing operations totaled $12.8 million and we recorded an income tax expense of $3.0 million which primarily related to the tax provision for foreign jurisdictions, reserves for uncertain tax positions, and valuation allowances for domestic and foreign jurisdiction losses for which no tax benefit could be recognized. The comparable amounts in the same quarter of 2023 were a pre-tax loss of $30.2 million and an income tax provision of $6.4 million.
Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom, Spain, and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany, France and Spain, it is the euro, in the UK, it is the British pound sterling, and in the Philippines the functional currency is the peso. On an annual basis, our euro denominated net sales exceeds euro expenses by an estimated €170 million. For the three months ended June 30, 2024, the average currency exchange rate was 1.08 dollar/euro compared with 1.09 in the same period of 2023. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the second quarter of 2024.

In thousands	Three months ended June 30,
Favorable (unfavorable)
Net sales	$(2,015)
Costs of products sold	1,454
SG&A expenses	106
Income taxes and other	—
Net loss	$(455)
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

LIQUIDITY AND CAPITAL RESOURCES
Our business requires significant expenditures for new or enhanced equipment, to support our research and development efforts, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Six months ended June 30,
In thousands	2024	2023
Cash, cash equivalents and restricted cash at the beginning of period	$55,360	$119,162
Cash provided (used) by
Operating activities	(20,552)	(53,021)
Investing activities	(13,155)	(16,723)
Financing activities	16,943	10,515
Effect of exchange rate changes on cash	(1,304)	1,096
Change in cash and cash equivalents from discontinued operations	(231)	(428)
Net cash used	(18,299)	(58,561)
Cash, cash equivalents and restricted cash at the end of period	37,061	60,601
Less: restricted cash in Prepaid and other current assets	(3,129)	(3,600)
Less: restricted cash in Other assets	—	(3,137)
Cash and cash equivalents at the end of period	$33,932	$53,864
At June 30, 2024, we had $33.9 million in cash and cash equivalents (“cash”) held by both domestic and foreign subsidiaries. Approximately 94.8% of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes.
Cash used by operating activities in the first six months of 2024 totaled $20.6 million compared with $53.0 million in the same period a year ago. The decrease in cash used was primarily due to an improvement in working capital usage of approximately $37.6 million, partially offset by an increase in interest paid of $6.1 million due to the higher interest rates on our debt stemming from the debt refinancing in the first six months of 2023 and higher professional costs associated with the pending merger. Operating cash also improved $5.8 million primarily due to a lump-sum payment in Q1 2023 to our former CEO under the terms of his non-qualified pension plan.
Net cash used by investing activities was $13.2 million in the first six months of 2024 compared with $16.7 million in the same period a year ago. Capital expenditures totaled $13.2 million and $17.5 million for the six months ended June 30, 2024 and 2023, respectively. Capital expenditures are expected to total between $30 million and $35 million in 2024.
Net cash provided by financing activities totaled $16.9 million in the first six months of 2024 compared with $10.5 million in the same period of 2023. The change in financing activities primarily reflects additional borrowings under our existing revolving credit facility. In 2023, we entered into a €250.0 million Term Loan in which the proceeds were used to fully extinguish the €220.0 million Term Loan, the IKB term loans and reduced the revolving credit facility balance.
As discussed in Item 1 - Financial Information, Note - 15, our Credit Agreement and AG Loan contains a number of customary compliance covenants. As of June 30, 2024, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement and AG Loan, was 3.5x, well within the maximum limit. A breach of these requirements would give rise to certain remedies under the Credit Agreement and AG Loan, among which are the termination, and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest. As discussed in Note 15 - “Long Term Debt,” on March 30, 2023, we amended our Credit Agreement to permit the maximum leverage ratio (calculated as consolidated senior secured debt to consolidated adjusted EBITDA) to be 4.25 to 1.0 through the quarter ended December 31, 2024, stepping down to 4.0 to 1.0 at June 30, 2025, and 3.50 to 1.0 at June 30, 2026.

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
At June 30, 2024, we had ample liquidity consisting of $33.9 million of cash on hand and $78.9 million of capacity under our revolving credit facility. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt.
Off-Balance-Sheet Arrangements As of June 30, 2024 and December 31, 2023, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					June 30, 2024
In thousands, except percentages	2024	2025	2026	2027	2028	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At variable interest rates	$114,345	$114,345	$77,065			$114,345	$114,345
At fixed interest rates	762,273	762,273	762,273	762,273	762,273	763,085	683,556
						$877,430	$797,901
Weighted-average interest rate
On variable rate debt	8.93%	8.93%	8.93%
On fixed rate debt	6.99%	6.99%	6.99%	6.99%	6.99%
Our market risk exposure primarily results from changes in interest rates and currency exchange rates. The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of June 30, 2024. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
At June 30, 2024, we had $877.4 million of long-term debt, of which $114.3 million, or 13.0%, was at variable interest rates. Variable-rate debt represents borrowings under our credit agreement. The fixed-rate Term Loans are euro-based borrowings and thus the value of which is also subject to currency risk. Variable-rate debt outstanding represents borrowings under our revolving credit agreement and a euro-denominated term loan which accrue interest based on one-month LIBOR plus a margin.
At June 30, 2024, the weighted-average interest rate paid was equal to 8.93%. A hypothetical 100 basis point increase in the interest rate on variable rate debt would increase annual interest expense by $1.1 million. In the event rates are 100 basis points lower, interest expense would be $1.1 million lower.
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
During the six months ended June 30, 2024, there were no changes in our critical accounting policies or estimates. See Note 2 — Accounting Policies, of the Condensed Consolidated Financial Statements included elsewhere in this Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC, for additional information regarding our critical accounting policies.

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

The fair value of our reporting units, which are also our operating segments, is determined using a market approach and a discounted cash flow model. Our evaluations include a variety of qualitative factors and analyses based on estimates of future cash flows expected to be generated from the use of the underlying assets, trends or other determinants of fair value. If the value of an asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. At June 30, 2024, Airlaid Materials was our only operating segment with goodwill. Our Airlaid Materials segment’s fair value exceeded its carrying value at the time of its last valuation performed in connection with the last annual impairment test in the fourth quarter of 2023 by approximately 19%. Airlaid Material’s fair value, as well as the asset groups within each of our operating segments, could be impacted by factors such as unexpected changes in market demand for our products, the impact of competition, and the inability to successfully adjust selling prices in response to changes in inflation, among other factors. Future adverse changes such as these or in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures Our Chief Executive Officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
Changes in Internal Controls There were no changes in our internal control over financial reporting during the six months ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

See the discussion of legal proceedings contained in Note 18 - “Commitments, Contingencies and Legal Proceedings” to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION
During the six months ended June 30, 2024, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

August 8, 2024

	By	/s/ David C. Elder
David C. Elder
Vice President, Strategic Initiatives, Business Optimization, & Chief Accounting Officer
(Principal accounting officer)