Form 10-Q
period 2024-09-30
Glatfelter Corp
filed 2024-10-30
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
Common Stock outstanding on October 29, 2024 totaled 45,498,375 shares.

GLATFELTER CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarterly Period Ended
September 30, 2024

PART I
Item 1 – Financial Statements
GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share	2024	2023	2024	2023

Net sales	$332,101	$329,921	$988,800	$1,065,134
Costs of products sold	296,620	285,434	882,022	966,300
Gross profit	35,481	44,487	106,778	98,834
Selling, general and administrative expenses	32,511	24,714	97,988	84,098
Loss on sale of Ober-Schmitten	—	17,805	—	17,805
Losses (gains) on dispositions of plant, equipment and timberlands, net	(1)	(685)	70	(1,350)
Operating income (loss)	2,971	2,653	8,720	(1,719)
Non-operating income (expense)
Interest expense	(18,404)	(17,386)	(53,989)	(47,241)
Interest income	237	329	771	1,159
Other, net	(3,316)	(1,948)	(7,852)	(8,271)
Total non-operating expense	(21,483)	(19,005)	(61,070)	(54,353)
Loss from continuing operations before income taxes	(18,512)	(16,352)	(52,350)	(56,072)
Income tax provision	1,490	3,328	9,597	13,421
Loss from continuing operations	(20,002)	(19,680)	(61,947)	(69,493)

Discontinued operations:
Income (loss) before income taxes	4,755	(183)	4,074	(894)
Income tax provision	—	—	—	—
Income (loss) from discontinued operations	4,755	(183)	4,074	(894)
Net loss	$(15,247)	$(19,863)	$(57,873)	$(70,387)

Basic earnings per share
Loss from continuing operations	$(0.44)	$(0.43)	$(1.37)	$(1.54)
Income (loss) from discontinued operations	0.11	—	0.09	(0.02)
Basic loss per share	$(0.33)	$(0.43)	$(1.28)	$(1.56)

Diluted earnings per share
Loss from continuing operations	$(0.44)	$(0.43)	$(1.37)	$(1.54)
Income (loss) from discontinued operations	0.11	—	0.09	(0.02)
Diluted loss per share	$(0.33)	$(0.43)	$(1.28)	$(1.56)

Weighted average shares outstanding
Basic	45,442	45,099	45,322	45,033
Diluted	45,442	45,099	45,322	45,033
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands	2024	2023	2024	2023
Net loss	$(15,247)	$(19,863)	$(57,873)	$(70,387)

Foreign currency translation adjustments	16,598	(7,185)	5,456	2,298
Net change in:
Deferred (losses) gains on derivatives, net of taxes of $(557), $521, $(46) and $372, respectively	(1,211)	1,031	(130)	1,177
Unrecognized retirement obligations, net of taxes of $(36), $6, $(21) and $10, respectively	20	11	62	681
Other comprehensive income (loss)	15,407	(6,143)	5,388	4,156
Comprehensive income (loss)	$160	$(26,006)	$(52,485)	$(66,231)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

In thousands	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$41,635	$50,265
Accounts receivable, net	172,853	170,974
Inventories	313,187	298,248
Prepaid expenses and other current assets	58,388	86,480
Total current assets	586,063	605,967

Plant, equipment and timberlands, net	649,219	662,916
Goodwill	108,640	107,691
Intangible assets, net	98,864	106,333
Other assets	78,837	80,889
Total assets	$1,521,623	$1,563,796

Liabilities and Shareholders' Equity
Current portion of long-term debt	$—	$1,005
Short-term debt	7,607	6,150
Accounts payable	151,527	158,455
Environmental liabilities	700	2,000
Other current liabilities	102,962	112,758
Total current liabilities	262,796	280,368

Long-term debt	879,983	853,163
Deferred income taxes	49,891	52,219
Other long-term liabilities	122,253	121,192
Total liabilities	1,314,923	1,306,942

Commitments and contingencies (Note 18)	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	54,894	58,759
Retained earnings	361,937	419,810
Accumulated other comprehensive loss	(77,121)	(82,509)
	340,254	396,604
Less cost of common stock in treasury	(133,554)	(139,750)
Total shareholders’ equity	206,700	256,854
Total liabilities and shareholders’ equity	$1,521,623	$1,563,796
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
In thousands	2024	2023
Operating activities
Net loss	$(57,873)	$(70,387)
Loss (income) from discontinued operations, net of taxes	(4,074)	894
Adjustments to reconcile to net cash used by continuing operations:
Depreciation, depletion and amortization	47,125	47,394
Amortization of debt issue costs and original issue discount	3,121	4,292
Pension settlement charge	—	633
Deferred income tax benefit	(2,166)	(2,073)
Losses (gains) on dispositions of plant, equipment and timberlands, net	70	(1,350)
Share-based compensation	2,550	2,205
Loss on sale of Ober-Schmitten	—	17,805
Change in operating assets and liabilities:
Accounts receivable	1,341	18,606
Inventories	(10,477)	1,142
Prepaid and other current assets	31,985	(13,702)
Accounts payable	(9,024)	(60,042)
Accruals and other current liabilities	(14,068)	11,380
Other	3,093	1,248
Net cash used by operating activities from continuing operations	(8,397)	(41,955)
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(21,695)	(25,229)
Proceeds from disposals of plant, equipment and timberlands, net	49	1,484
Payments related to Ober-Schmitten sale	—	(5,793)
Other	864	844
Net cash used by investing activities from continuing operations	(20,782)	(28,694)
Financing activities
Proceeds from term loan	—	262,273
Repayment of term loans	(988)	(227,422)
Net borrowings (repayments) under revolving credit facility	19,037	(11,981)
Payments of borrowing costs	(60)	(11,603)
Payments related to share-based compensation awards and other	(219)	(280)
Net cash provided by financing activities from continuing operations	17,770	10,987
Effect of exchange rate changes on cash	192	(143)
Net decrease in cash, cash equivalents and restricted cash	(11,217)	(59,805)
Decrease in cash, cash equivalents and restricted cash from discontinued operations	(234)	(734)
Cash, cash equivalents and restricted cash at the beginning of period	55,360	119,162
Cash, cash equivalents and restricted cash at the end of period	43,909	58,623
Less: restricted cash in Prepaid expenses and other current assets	(2,274)	(3,600)
Less: restricted cash in Other assets	—	(2,282)
Cash and cash equivalents at the end of period	$41,635	$52,741

Supplemental cash flow information
Cash paid for:
Interest	$44,481	$37,026
Income taxes, net	8,268	6,823
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

In thousands	Common stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at July 1, 2024	$544	$55,396	$377,184	$(92,528)	$(135,076)	$205,520
Net loss			(15,247)			(15,247)
Other comprehensive income				15,407		15,407
Comprehensive income						160
Share-based compensation expense		1,081				1,081
Delivery of treasury shares:
RSUs and PSAs		(1,583)			1,522	(61)
Balance at September 30, 2024	$544	$54,894	$361,937	$(77,121)	$(133,554)	$206,700

Balance at July 1, 2023	$544	$57,945	$448,339	$(87,596)	$(140,394)	$278,838
Net loss			(19,863)			(19,863)
Other comprehensive loss				(6,143)		(6,143)
Comprehensive loss						(26,006)
Share-based compensation expense		898				898
Delivery of treasury shares:
RSUs and PSAs		(676)			644	(32)
Balance at September 30, 2023	$544	$58,167	$428,476	$(93,739)	$(139,750)	$253,698

Balance at January 1, 2024	$544	$58,759	$419,810	$(82,509)	$(139,750)	$256,854
Net loss			(57,873)			(57,873)
Other comprehensive income				5,388		5,388
Comprehensive loss						(52,485)
Share-based compensation expense		2,550				2,550
Delivery of treasury shares:
RSUs and PSAs		(6,415)			6,196	(219)
Balance at September 30, 2024	$544	$54,894	$361,937	$(77,121)	$(133,554)	$206,700

Balance at January 1, 2023	$544	$60,663	$498,863	$(97,895)	$(144,171)	$318,004
Net loss			(70,387)			(70,387)
Other comprehensive income				4,156		4,156
Comprehensive loss						(66,231)
Share-based compensation expense		2,205				2,205
Delivery of treasury shares:
RSUs and PSAs		(4,701)			4,421	(280)
Balance at September 30, 2023	$544	$58,167	$428,476	$(93,739)	$(139,750)	$253,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.ORGANIZATION
Glatfelter Corporation and subsidiaries ("Glatfelter") is a leading global supplier of engineered materials with a strong focus on innovation and sustainability. Glatfelter's high quality, technology-driven, innovative, and customizable nonwovens solutions can be found in products that are Enhancing Everyday Life®. These include personal care and hygiene products, food and beverage filtration, critical cleaning products, medical and personal protection, packaging products, as well as home improvement and industrial applications. Headquartered in Charlotte, NC, our 2023 net sales were $1.4 billion. At September 30, 2024, we employed approximately 2,867 employees worldwide. Glatfelter’s operations utilize a variety of manufacturing technologies including airlaid, wetlaid, and spunlace with fifteen manufacturing sites located in the United States, Canada, Germany, the United Kingdom, France, Spain, and the Philippines. The Company has sales offices in all major geographies serving customers under the Glatfelter and Sontara brands. Additional information about Glatfelter may be found at www.glatfelter.com. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to Glatfelter Corporation and subsidiaries unless the context indicates otherwise.

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

3.REVENUE

The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2024	2023	2024	2023
Revenue by product category

Airlaid Materials
Feminine hygiene	$48,415	$54,787	$138,007	$164,914
Specialty wipes	40,107	43,503	118,247	133,832
Tabletop	29,084	26,101	79,209	88,294
Food pads	3,602	2,814	10,265	9,715
Home care	6,218	7,638	18,579	21,778
Adult incontinence	5,577	7,806	17,947	22,228
Other	5,303	4,365	18,165	18,205
	138,306	147,014	400,419	458,966
Composite Fibers
Food & beverage	66,954	63,272	204,647	212,971
Wallcovering	11,189	14,561	40,133	50,288
Technical specialties	16,344	16,407	47,299	58,402
Composite laminates	12,537	9,542	35,211	27,343
Metallized	6,665	5,933	19,764	19,027
	113,689	109,715	347,054	368,031
Spunlace
Consumer wipes	33,612	32,512	98,759	105,380
Critical cleaning	30,642	14,960	88,524	61,693
Health care	9,120	17,620	28,101	44,803
Hygiene	4,938	4,576	19,158	15,270
High performance	1,908	3,447	6,999	11,264
Beauty care	223	676	1,229	1,524
	80,443	73,791	242,770	239,934

Inter-segment sales elimination	(337)	(599)	(1,443)	(1,797)
Total	$332,101	$329,921	$988,800	$1,065,134

	Three months ended September 30,		Nine months ended September 30,
In thousands	2024	2023	2024	2023
Revenue by geography

Airlaid Materials
Americas	$75,529	$81,751	$221,737	$257,080
Europe, Middle East and Africa	62,366	61,485	174,754	190,995
Asia Pacific	411	3,778	3,928	10,891
	138,306	147,014	400,419	458,966
Composite Fibers
Europe, Middle East and Africa	65,806	66,765	199,717	213,295
Americas	29,991	27,125	92,215	93,753
Asia Pacific	17,892	15,825	55,122	60,983
	113,689	109,715	347,054	368,031
Spunlace
Americas	50,225	49,317	154,691	152,470
Europe, Middle East and Africa	23,894	19,885	68,375	68,237
Asia Pacific	6,324	4,589	19,704	19,227
	80,443	73,791	242,770	239,934

Inter-segment sales elimination	(337)	(599)	(1,443)	(1,797)
Total	$332,101	$329,921	$988,800	$1,065,134

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

Previously, the Company reported the achievement of all required approvals and clearances under competition and foreign direct investment laws and Berry received a favorable private letter ruling from the U.S. Internal Revenue Service regarding the qualification of the spin-off and the merger as tax-free transactions under the Internal Revenue Code. On October 23, 2024, we obtained the shareholder approval for the merger and the transaction is expected to close on November 4, 2024. Prior to the completion of the Merger, Glatfelter and HHNF will continue to operate as independent companies.

5.GAINS ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS

Timberland and other asset sales for the nine months ended September 30, 2024 were inconsequential.

The following table sets forth sales of timberlands and other assets completed during the nine months ended September 30, 2023:

Dollars in thousands	Acres	Proceeds	Gain
2023
Timberlands	546	$1,340	$1,305
Other	n/a	144	45
Total		$1,484	$1,350

6.DISCONTINUED OPERATIONS
For the three and nine months ended September 30, 2024, we recognized income in discontinued operations of $4.8 million and $4.1 million, respectively, primarily related to the settlement of a legal dispute in the third quarter, pension related costs and legal costs incurred. For the three and nine months ended September 30, 2023, we recognized a loss in discontinued operations of $0.2 million and $0.9 million, respectively, primarily related to an insurance claim settlement and legal costs.
In August 2024, we reached a settlement of a legal dispute with a manufacturer for equipment supplied and installed at our former Specialty Papers business. Under the terms of the sale agreement of our Specialty Papers business in 2018, we retained the right to any recoveries from the resolution of this matter. Under the terms of this settlement, we will be paid $6.5 million in monthly installments of approximately $1.1 million beginning in September 2024. We recognized a $6.5 million gain, less applicable legal fees, in the quarter ended September 30, 2024 which is included in discontinued operations.

7.EARNINGS PER SHARE
The following table sets forth the details of basic and diluted earnings per share (“EPS”) from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share	2024	2023	2024	2023
Loss from continuing operations	$(20,002)	$(19,680)	$(61,947)	$(69,493)

Weighted average common shares outstanding used in basic EPS	45,442	45,099	45,322	45,033
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	—	—	—	—
Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,442	45,099	45,322	45,033

Loss per share from continuing operations
Basic	$(0.44)	$(0.43)	$(1.37)	$(1.54)
Diluted	(0.44)	(0.43)	(1.37)	(1.54)
The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the periods indicated, because their effect would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2024	2023	2024	2023
Potential common shares	424	532	424	532

8.ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth details of the changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023.

In thousands	Currency translation adjustments	Unrealized gain (loss) on derivatives	Change in pensions	Change in other postretirement defined benefit plans	Total

Balance at July 1, 2024	$(101,875)	$11,636	$(2,644)	$355	$(92,528)
Other comprehensive income (loss) before reclassifications (net of tax)	16,598	(1,345)	—	—	15,253
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	134	24	(4)	154
Net current period other comprehensive income (loss)	16,598	(1,211)	24	(4)	15,407
Balance at September 30, 2024	$(85,277)	$10,425	$(2,620)	$351	$(77,121)

Balance at July 1, 2023	$(96,759)	$11,322	$(2,562)	$403	$(87,596)
Other comprehensive income (loss) before reclassifications (net of tax)	(7,185)	1,515	—	—	(5,670)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(484)	19	(8)	(473)
Net current period other comprehensive income (loss)	(7,185)	1,031	19	(8)	(6,143)
Balance at September 30, 2023	$(103,944)	$12,353	$(2,543)	$395	$(93,739)

Balance at January 1, 2024	$(90,733)	$10,555	$(2,692)	$361	$(82,509)
Other comprehensive income before reclassifications (net of tax)	5,456	373	—	—	5,829
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(503)	72	(10)	(441)
Net current period other comprehensive income (loss)	5,456	(130)	72	(10)	5,388
Balance at September 30, 2024	$(85,277)	$10,425	$(2,620)	$351	$(77,121)

Balance at January 1, 2023	$(106,242)	$11,176	$(3,247)	$418	$(97,895)
Other comprehensive income before reclassifications (net of tax)	2,298	3,128	—	—	5,426
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,951)	704	(23)	(1,270)
Net current period other comprehensive income (loss)	2,298	1,177	704	(23)	4,156
Balance at September 30, 2023	$(103,944)	$12,353	$(2,543)	$395	$(93,739)

Reclassifications out of accumulated other comprehensive loss and into the condensed consolidated statements of operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2024	2023	2024	2023
Description					Line Item in Statements of Operations
Cash flow hedges (Note 17)
Gains on cash flow hedges	$(331)	$(261)	$(457)	$(1,579)	Costs of products sold
Tax provision (benefit)	465	(223)	(46)	(372)	Income tax provision (benefit)
Net of tax	134	(484)	(503)	(1,951)
Total cash flow hedges	134	(484)	(503)	(1,951)

Retirement plan obligations (Note 10)
Amortization of deferred benefit pension plans
Prior service costs	3	4	11	16	Other, net
Actuarial losses	34	21	82	64	Other, net
Pension settlement	—	—	—	633	Other, net
	37	25	93	713
Tax benefit	(13)	(6)	(21)	(9)	Income tax provision (benefit)
Net of tax	24	19	72	704
Amortization of deferred benefit other plans
Prior service costs	12	6	37	16	Other, net
Actuarial gain	(16)	(14)	(47)	(39)	Other, net
	(4)	(8)	(10)	(23)
Tax expense	—	—	—	—	Income tax provision (benefit)
Net of tax	(4)	(8)	(10)	(23)
Total reclassifications, net of tax	$154	$(473)	$(441)	$(1,270)

9.SHARE-BASED COMPENSATION
On May 5, 2023 (the “Effective Date”), the Board and shareholders approved an amendment and restatement of the Glatfelter Corporation 2022 Long-Term Incentive Plan (the “Equity Plan”) to increase the number of shares available for grant under the Equity Plan (as amended and restated, the “Amended Plan”) (collectively, the “LTIP”). The LTIP is a long-term incentive plan, pursuant to which awards may be granted to full-time or part-time employees, officers, non-employee directors, and consultants of the Company or any subsidiary or affiliate of the Company, including stock options, stock-only stock appreciation rights (“SOSARs”), restricted stock awards, restricted stock units (“RSUs”), performance share awards (“PSAs”), and other share-based awards. The Amended Plan was adopted primarily to increase the number of shares of Company common stock reserved for equity-based awards by 675,000 shares (in addition to any shares that remained available for awards under the Equity Plan as of the Effective Date and any shares subject to outstanding awards granted under the Equity Plan as of the Effective Date). As of September 30, 2024, there were 343,605 shares of common stock available for future issuance under the LTIP.
Pursuant to terms of the LTIP, we have issued to eligible participants RSUs, PSAs and SOSARs.

Restricted Stock Units and Performance Share Awards In the first nine months of 2024, we granted RSUs to employees under our LTIP. The RSUs awarded in 2024 vest over three years, with 33% vesting on December 31, 2024, 33% on February 28, 2026, and 34% vesting on February 28, 2027. PSAs were not awarded in 2024. Instead, there was a cash restoration award (paid in cash instead of stock) that vests the same as the RSUs. This cash restoration award is outside of the LTIP. In 2023, we granted RSUs and PSAs to employees under our LTIP. In 2023, 50% of fair value of the awards granted were RSUs, which vest based on the passage of time, generally over a graded three-year period or, in certain instances, the RSUs were cliff vesting after one or three years. The remaining 50% of the fair value of the awards granted in 2023 were PSAs. The PSAs awarded vest based on either the achievement of cumulative financial performance targets covering a two-year period or based on the three-year total shareholder return relative to a broad market index. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance.
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
The following table summarizes RSU and PSA activity during periods indicated:

Units	2024	2023
Balance at January 1,	2,273,939	1,650,152
Granted	2,403,905	1,452,769
Forfeited	(254,730)	(460,218)
Shares delivered	(520,135)	(371,660)
Balance at September 30,	3,902,979	2,271,043
The amount granted in 2023 included 756,526 of PSAs exclusive of reinvested dividends.
The following table sets forth aggregate RSU and PSA compensation expense included in continuing operations for the periods indicated:

	September 30,
In thousands	2024	2023
Three months ended	$1,081	$898
Nine months ended	$2,550	$2,205

Stock-Only Stock Appreciation Rights Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. All SOSARs are vested, exercisable and have a term of ten years. No SOSARs have been awarded since 2016.
The following table sets forth information related to outstanding SOSARs:

	2024		2023
	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	531,519	$22.10	769,544	$21.34
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled / forfeited	(107,294)	29.73	(238,025)	19.66
Outstanding at September 30,	424,225	$20.17	531,519	$22.10

10.RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans included in continuing operations.

	Three months ended September 30,		Nine months ended September 30,
In thousands	2024	2023	2024	2023
Pension Benefits
Service cost	$—	$—	$—	$—
Interest cost	358	347	1,059	1,120
Amortization of prior service cost	3	4	11	16
Amortization of actuarial loss	34	21	82	64
Pension settlement charge	—	—	—	633
Total net periodic benefit expense	$395	$372	$1,152	$1,833

Other Benefits
Service cost	$5	$3	$15	$8
Interest cost	40	44	122	133
Amortization of prior service cost	12	6	37	16
Amortization of actuarial gain	(16)	(14)	(47)	(39)
Total net periodic benefit expense	$41	$39	$127	$118

11.INCOME TAXES
Income taxes are recognized for the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
For the nine months ended September 30, 2024, we had a pretax loss from continuing operations of $52.4 million and income tax expense of $9.6 million. The effective income tax rate for the nine months ended September 30, 2024 was unfavorably impacted by the jurisdictional mix of pretax results among the Company and its subsidiaries and losses which generated no tax benefit in domestic and certain foreign jurisdictions.
For the nine months ended September 30, 2024, we recorded an increase in the valuation allowance of $14.5 million for U.S. federal and certain foreign jurisdictions against our net deferred tax assets. In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of the evidence indicated it is more likely than not that the deferred assets will not be realized.
As of September 30, 2024 and December 31, 2023, we had $63.4 million and $60.7 million, respectively, of gross unrecognized tax benefits. As of September 30, 2024, if such benefits were to be recognized, approximately $60.8 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.
The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as statutes are closed. Due to potential resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits may decrease within the next twelve months by a range of zero to $27.1 million. We recognize interest and penalties related to uncertain tax positions as income tax expense.
The following table summarizes information included in continuing operations related to interest on uncertain tax positions:

	Nine months ended September 30,
In millions	2024	2023
Interest expense	$2.1	$1.6

	September 30, 2024	December 31, 2023
Accrued interest payable	$8.4	$6.3
Accrued penalties	2.7	2.8
In 2021, the Organization for Economic Cooperation and Development (OECD) published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Effective January 1, 2024, a number of countries have proposed or enacted legislation to implement core elements of the Pillar Two proposal. Pillar Two did not have a significant impact on Glatfelter's financial results for the nine months ended September 30, 2024. While Glatfelter is monitoring developments and evaluating the potential impact on future periods, Glatfelter does not expect Pillar Two to have a significant impact on its 2024 financial results.

12.INVENTORIES
Inventories, net of reserves, were as follows:

In thousands	September 30, 2024	December 31, 2023
Raw materials	$92,261	$82,012
In-process and finished	150,879	150,220
Supplies	70,047	66,016
Total	$313,187	$298,248

13.GOODWILL AND OTHER INTANGIBLE ASSETS
The following table sets forth changes in the amounts of goodwill and other intangible assets recorded by each of our segments during the periods indicated:

In thousands	December 31, 2023	Purchase price allocation adjustment	Translation	September 30, 2024
Goodwill
Airlaid Materials	$107,691	$—	$949	$108,640
Total	$107,691	$—	$949	$108,640

Other Intangible Assets	December 31, 2023	Amortization	Translation	September 30, 2024
Airlaid Materials
Tradename	$3,566	$—	$47	$3,613
Accumulated amortization	(944)	(131)	(16)	(1,091)
Net	2,622	(131)	31	2,522

Technology and related	18,121	—	232	18,353
Accumulated amortization	(6,819)	(875)	(111)	(7,805)
Net	11,302	(875)	121	10,548

Customer relationships and related	43,986	—	317	44,303
Accumulated amortization	(17,685)	(2,787)	(212)	(20,684)
Net	26,301	(2,787)	105	23,619

Spunlace
Products and Tradenames	30,064	—	(181)	29,883
Accumulated amortization	(3,452)	(969)	(195)	(4,616)
Net	26,612	(969)	(376)	25,267

Technology and related	15,833	—	(96)	15,737
Accumulated amortization	(3,146)	(1,204)	137	(4,213)
Net	12,687	(1,204)	41	11,524

Customer relationships and related	30,478	—	(184)	30,294
Accumulated amortization	(3,669)	(1,207)	(34)	(4,910)
Net	26,809	(1,207)	(218)	25,384

Total intangibles	142,048	—	135	142,183
Total accumulated amortization	(35,715)	(7,173)	(431)	(43,319)
Net intangibles	$106,333	$(7,173)	$(296)	$98,864

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
The following table sets forth information related to our leases as of the periods indicated.

Dollars in thousands	September 30, 2024	December 31, 2023
Right of use asset	$24,462	$24,991
Weighted average discount rate	4.09%	3.63%
Weighted average remaining maturity (years)	19	20
The following table sets forth operating lease expense for the periods indicated:

	September 30,
In thousands	2024	2023
Three months ended	$1,719	$1,665
Nine months ended	$5,084	$5,058
The following table sets forth required remaining future minimum lease payments during the years indicated:

In thousands
2024	$1,701
2025	6,310
2026	3,787
2027	2,808
2028	2,119
Thereafter	19,098

15.LONG-TERM DEBT
Long-term debt is summarized as follows:

In thousands	September 30, 2024	December 31, 2023
Revolving credit facility, due Sep 2026	$120,020	$99,450
4.750% Senior Notes, due Oct 2029	500,000	500,000
11.25% Term loan, due Mar 2029	275,339	271,215
1.10% Term Loan, due Mar 2024	—	1,005
Total long-term debt	895,359	871,670
Less current portion	—	(1,005)
Unamortized deferred issuance costs	(15,376)	(17,502)
Long-term debt, net of current portion	$879,983	$853,163

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
The Credit Agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. The Credit Agreement also contains covenants requiring a minimum debt coverage ratio. As of September 30, 2024, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement, was 3.8x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which is the termination of the agreement.
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
Aggregated unamortized deferred debt issuance costs incurred in connection with all of our outstanding debt totaled $15.4 million at September 30, 2024. The deferred costs are being amortized on a straight-line basis over the life of the underlying instruments. Amortization expense related to deferred debt issuance costs totaled $2.6 million and $3.9 million in 2024 and 2023, respectively.

The following schedule sets forth the amortization of our term loan agreements together with the maturity of our other long-term debt during the indicated year.

In thousands
2024	$—
2025	—
2026	120,020
2027	—
2028	—
Thereafter	775,339

Glatfelter Corporation guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.
As of September 30, 2024 and December 31, 2023, we had $3.7 million and $5.7 million, respectively, of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our Revolving Credit Facility, provide financial assurances for the performance of long-term monitoring activities associated with the Fox River environmental matter and for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

16.FAIR VALUE OF FINANCIAL INSTRUMENTS
The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their respective fair value. The following table sets forth carrying value and fair value of long-term debt:

	September 30, 2024		December 31, 2023
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility, due Sep 2026	$120,020	$120,020	$99,450	$99,450
4.750% Senior Notes, due Oct 2029	500,000	450,625	500,000	346,250
11.25% Term loan, due Mar 2029	275,339	287,761	271,215	282,586
1.10% Term Loan, due Mar 2024	—	—	1,005	993
Total	$895,359	$858,406	$871,670	$729,279
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
Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of September 30, 2024, the maturity of currency forward contracts ranged from one month to 15 months.
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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	September 30, 2024	December 31, 2023
Derivative
Sell/Buy - sell notional
Euro / British Pound	15,338	15,210
Philippine Peso / Euro	—	137,449
U.S. Dollar / British Pound	10,335	18,470
U.S. Dollar / Euro	67	277

Sell/Buy - buy notional
Euro / Philippine Peso	670,767	788,342
British Pound / Philippine Peso	951,019	923,653
Euro / U.S. Dollar	76,139	93,397
U.S. Dollar / Canadian Dollar	32,211	30,914
British Pound / U.S. Dollar	—	2,211
Derivatives Designated as Hedging Instruments – Net Investment Hedge The €220 million Term Loan discussed in Note 15 – “Long-Term Debt” was designated as a net investment hedge of our Euro functional currency foreign subsidiaries and was extinguished on March 30, 2023 in conjunction with the amendment of the Credit Facility. During the first nine months of 2023, we recognized a pre-tax loss of $3.7 million on the remeasurement of the term loan from changes in currency exchange rates. Such amounts are recorded as a component of Other Comprehensive Income (Loss).
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
The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	September 30, 2024	December 31, 2023
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	13,500	22,800
British Pound / Euro	2,600	3,500
Japanese Yen / Euro	53,000	—
U.S. Dollar / Swiss Franc	—	13,620
British Pound / Swiss Franc	930	2,240
Euro / Swiss Franc	8,200	4,940
Euro / U.S. Dollar	10,300	11,000
U.S Dollar / Philippine Peso	9,100	6,700

Sell/Buy - buy notional
Euro / U.S. Dollar	—	10,200
British Pound / Euro	3,600	6,470
Swiss Franc / Danish Krone	—	—
U.S. Dollar / Canadian Dollar	2,400	1,120

These contracts have maturities of one month from the date originally entered into.
Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$433	$851	$1,278	$1,653

Not designated as hedging:
Forward foreign currency exchange contracts	$184	937	$226	$155
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
The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of operations where the results are recorded:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2024	2023	2024	2023
Designated as hedging:
Forward foreign currency exchange contracts:
Cost of products sold	$(331)	$(261)	$(457)	$(1,579)

Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$(553)	$250	$2,003	$32
The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance-sheet item.
A rollforward of fair value amounts recorded as a component of accumulated other comprehensive loss, before taxes, is as follows:

In thousands	2024	2023
Balance at January 1,	$(808)	$242
Deferred gains on cash flow hedges	(769)	3,128
Reclassified to earnings	(457)	(1,579)
Balance at September 30,	$(2,034)	$1,791

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
The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. In 2018, we entered into a fixed-price, 30-year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through OU4a with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. We are obligated to make the regular payments under that fixed-price contract until the remaining amount due is less than the OU1 escrow account balance. We are permitted to pay for this contract using the remaining balance of the escrow account established by us and WTM I Company (“WTM I”) another PRP, under the OU1 consent decree during any period that the balance in the escrow account exceeds the amount due under our fixed-price contract. As of September 30, 2024, the balance in the escrow exceeds the amounts due under the fixed-price contract by approximately $0.7 million. At September 30, 2024, the escrow account balance totaled $9.3 million which is included in the condensed consolidated balance sheet under the caption “Other assets.”
Under the consent decree, we are responsible for reimbursement of government oversight costs paid from October 2018 and later over approximately the next 30 years. We anticipate that oversight costs will decline as activities at the site have transitioned from remediation to long-term monitoring and maintenance.
Reserves for the Site Our reserve for past and future government oversight costs and long-term monitoring and maintenance totaled $12.1 million at September 30, 2024, of which $0.7 million is recorded in the accompanying September 30, 2024 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $11.4 million is recorded under the caption “Other long-term liabilities.”
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

19.SEGMENT INFORMATION
The following tables set forth financial and other information by segment for the period indicated:

	Three months ended September 30,		Nine months ended September 30,
Dollars in thousands	2024	2023	2024	2023
Net Sales
Airlaid Material	$138,306	$147,014	$400,419	$458,966
Composite Fibers	113,689	109,715	347,054	368,031
Spunlace	80,443	73,791	242,770	239,934
Inter-segment sales elimination	(337)	(599)	(1,443)	(1,797)
Total	$332,101	$329,921	$988,800	$1,065,134

Operating income (loss)
Airlaid Material	$10,343	$11,196	$22,806	$34,836
Composite Fibers	6,292	7,268	20,582	14,293
Spunlace	1,324	(1,053)	6,348	(4,390)
Other and unallocated	(14,988)	(14,758)	(41,016)	(46,458)
Total	$2,971	$2,653	$8,720	$(1,719)

Depreciation and amortization
Airlaid Material	$7,656	$7,553	$22,922	$22,876
Composite Fibers	3,810	3,898	11,238	11,760
Spunlace	3,447	3,289	10,147	9,857
Other and unallocated	916	953	2,818	2,901
Total	$15,829	$15,693	$47,125	$47,394

Capital expenditures
Airlaid Material	$3,286	$2,625	$6,948	$7,039
Composite Fibers	2,540	2,579	8,613	8,352
Spunlace	2,198	2,271	4,964	7,481
Other and unallocated	499	296	1,170	2,357
Total	$8,523	$7,771	$21,695	$25,229

Tons shipped (metric)
Airlaid Material	39,069	40,076	115,205	119,149
Composite Fibers	22,862	22,188	73,599	71,972
Spunlace	14,699	14,436	46,727	46,047
Inter-segment sales elimination	(164)	(328)	(830)	(925)
Total	76,466	76,372	234,701	236,243
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
Previously, the Company reported the achievement of all required approvals and clearances under competition and foreign direct investment laws and Berry received a favorable private letter ruling from the U.S. Internal Revenue Service regarding the qualification of the spin-off and the merger as tax-free transactions under the Internal Revenue Code. On October 23, 2024 we obtained the shareholder approval for the merger and the transaction is expected to close on November 4, 2024. Prior to the completion of the Merger, Glatfelter and HHNF will continue to operate as independent companies.
RESULTS OF OPERATIONS

Nine Months ended September 30, 2024 versus the nine months ended September 30, 2023
Overview For the first nine months of 2024, we reported a loss from continuing operations of $61.9 million, sor $1.37 per share compared with a loss of $69.5 million or $1.54 per share in the same period in 2023. The following table sets forth summarized consolidated results of operations:

	Nine months ended September 30,
In thousands, except per share	2024	2023
Net sales	$988,800	$1,065,134
Gross profit	106,778	98,834
Operating income (loss)	8,720	(1,719)
Continuing operations
Loss	(61,947)	(69,493)
Loss per share	(1.37)	(1.54)
Net loss	(57,873)	(70,387)
Loss per share	(1.28)	(1.56)
The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect the impact of a number of significant items including strategic initiatives, turnaround strategy costs, debt refinancing, and CEO transition costs, among others. Our operating results for the nine months ended September 30, 2024 reflect: i) the impact of macroeconomic conditions and new sanctions related to wallcover resulting in lower sales volumes, as well as, lower production; ii) higher interest expense stemming from the debt refinancing in the first nine months of 2023; iii) costs incurred related to the merger with Berry’s HHNF business.
In addition to the results reported in accordance with GAAP, we evaluate our performance using financial metrics not calculated in accordance with GAAP, including adjusted earnings and adjusted earnings before interest expense, interest income, income taxes, depreciation and amortization and share-based compensation (“Adjusted EBITDA”). On an adjusted earnings basis, a non-GAAP measure, we had an adjusted loss from continuing operations of $38.0 million, or $0.84 per share for the first nine months of 2024, compared with a loss of $36.7 million, or $0.81 per share, a year ago. Our Adjusted EBITDA, also a non-GAAP measure, was $74.0 million for the nine months ended September 30, 2024 as compared to $67.5 million for the same period in 2023. We disclose this information to allow investors to evaluate our performance exclusive of certain items that impact the comparability of results from period to period and we believe it is helpful in understanding underlying operating trends and cash flow generation.

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
CEO transition costs. This adjustment reflects costs associated with the separation of our former CEO, including a non-cash pension settlement charge related to a lump-sum distribution made in Q1 2023 under the terms of his non-qualified pension plan agreement.
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

Adjusted Earnings	Nine months ended September 30,
	2024		2023
In thousands, except per share	Amount	EPS	Amount	EPS
Net loss	$(57,873)	$(1.28)	$(70,387)	$(1.56)
Exclude: (Income) loss from discontinued operations, net of tax (1)	(4,074)	(0.09)	894	0.02
Loss from continuing operations	(61,947)	(1.37)	(69,493)	(1.54)
Adjustments (pre-tax):
Strategic initiatives (2)	23,024		2,158
Turnaround strategy costs (3)	416		7,054
Ober-Schmitten divestiture (4)	—		18,797
Debt refinancing (5)	—		1,883
CEO transition costs (6)	—		579
COVID-19 ERC recovery (7)	—		(233)
Timberland sales and related costs	—		(1,305)
Total adjustments (pre-tax)	23,440		28,933
Income taxes (8)	(192)		867
Other tax adjustments (9)	702		3,005
Total after-tax adjustments	23,950	0.53	32,805	0.73
Adjusted loss from continuing operations	$(37,997)	$(0.84)	$(36,688)	$(0.81)

(1)In Q3 2024, we recognized a $6.5 million gain, less applicable legal fees, related to the settlement of a legal dispute with a manufacturer for equipment supplied and installed at our former Specialty Papers business.
(2)For 2024, primarily reflects consulting and legal fees associated with the pending Berry HHNF merger of $20.7 million, and personnel retention, to offset the risk of potential employee departures due to the pending transaction, of $1.8 million, a contract settlement of $0.4 million, and other costs of $0.1 million. For 2023, primarily reflects integration activities including consulting and legal fees of $1.2 million, the write-off of construction in process asset deemed unusable of $0.5 million, employee separation costs of $0.1 million, and other costs of $0.4 million.
(3)For 2024, primarily reflects employee separation costs. For 2023, reflects employee separation costs of $4.3 million and $2.7 million in professional fees.
(4)Reflects disposal costs of $17.8 million, legal fees of $0.5 million, employee separation costs of $0.1 million, and other costs of $0.4 million in connection with the closure of the Ober-Schmitten facility.
(5)Reflects $1.8 million write-off of deferred debt issuance costs in connection with the Company’s debt refinancing in Q1 2023, and $0.1 million in early repayment penalties and write-off of unamortized financing fees on the IKB loans.
(6)Reflects pension settlement charge related to former CEO's separation.
(7)Reflects $0.3 million of interest income on employee retention credits claimed under the CARES Act of 2020 and the subsequent related amendments, offset by professional fees of less than $0.1 million.
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

The following table sets forth the reconciliation of net loss to adjusted EBITDA for the periods indicated:

Adjusted EBITDA	Nine months ended September 30,
In thousands	2024	2023

Net loss	$(57,873)	$(70,387)
Exclude: Loss from discontinued operations, net of tax	(4,074)	894
Add back: Taxes on continuing operations	9,597	13,421
Depreciation and amortization	47,125	47,394
Interest expense, net	53,218	46,082
EBITDA	47,993	37,404
Adjustments:
Strategic initiatives	23,024	2,158
Turnaround strategy costs	449	7,566
Ober-Schmitten divestiture	—	18,797
Debt refinancing	—	59
CEO transition costs	—	579
Share-based compensation	2,550	2,205
COVID-19 ERC recovery	—	41
Timberland sales and related costs	—	(1,305)
Adjusted EBITDA	$74,016	$67,504
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

Segment Financial Performance

	Nine months ended September 30,
Dollars in thousands	2024	2023
Net Sales
Airlaid Material	$400,419	$458,966
Composite Fibers	347,054	368,031
Spunlace	242,770	239,934
Inter-segment sales elimination	(1,443)	(1,797)
Total	$988,800	$1,065,134

Operating income (loss)
Airlaid Material	$22,806	$34,836
Composite Fibers	20,582	14,293
Spunlace	6,348	(4,390)
Other and unallocated	(41,016)	(46,458)
Total	$8,720	$(1,719)

Depreciation and amortization
Airlaid Material	$22,922	$22,876
Composite Fibers	11,238	11,760
Spunlace	10,147	9,857
Other and unallocated	2,818	2,901
Total	$47,125	$47,394

Capital expenditures
Airlaid Material	$6,948	$7,039
Composite Fibers	8,613	8,352
Spunlace	4,964	7,481
Other and unallocated	1,170	2,357
Total	$21,695	$25,229

Tons shipped (metric)
Airlaid Material	115,205	119,149
Composite Fibers	73,599	71,972
Spunlace	46,727	46,047
Inter-segment sales elimination	(830)	(925)
Total	234,701	236,243
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

Sales and Costs of Products Sold

	Nine months ended September 30,
In thousands	2024	2023	Change
Net sales	$988,800	$1,065,134	$(76,334)
Costs of products sold	882,022	966,300	(84,278)
Gross profit	$106,778	$98,834	$7,944
Gross profit as a percent of Net sales	10.8%	9.3%
The following table sets forth the contribution to consolidated net sales by each segment:

	Nine months ended September 30,
Percent of Total	2024	2023
Segment
Airlaid Materials	40.5%	43.1%
Composite Fibers	35.0	34.4
Spunlace	24.5	22.5
Total	100.0%	100.0%
Net sales totaled $988.8 million and $1,065.1 million in the nine months ended September 30, 2024 and 2023, respectively. Net sales for Airlaid Materials, Composite Fibers and Spunlace decreased by 12.8%, 5.6% and 1.1%, respectively, on a constant currency basis.

Airlaid Materials’ first nine months net sales decreased $58.5 million in the year-over-year comparison mainly driven by lower selling prices of $41.0 million from cost pass-through arrangements and lower energy surcharges in Europe as both raw materials and energy input costs declined compared to last year. Shipments were 3.3% lower driven by declines in the hygiene categories mainly due to pricing actions taken in 2023 to retain margins as well as lower shipments in the home care category. Currency translation was favorable by $0.6 million.

Airlaid Materials’ first nine months of operating income of $22.8 million was $12.0 million lower when compared to the first nine months of 2023. Selling price decreases of $41.0 million were mostly offset by lower raw material, energy, and other inflation costs of $38.5 million. For the first nine months of 2024, primary raw material input costs decreased by $36.6 million, or 15%, and energy costs decreased by $1.8 million, or 10%, compared to the same nine months of 2023. As of September 30, 2024, Airlaid Materials had approximately 76% of its net sales with contracts with pass-through provisions. Operations were unfavorable by $5.2 million mainly driven by lower production and higher wage inflation. The impact of currency and related hedging negatively impacted earnings by $1.1 million. The primary drivers of the change in Airlaid Materials’ operating income are summarized in the following chart (presented in millions):

Composite Fibers’ net sales were $21.0 million lower in the first nine months of 2024, compared to 2023 due to lower selling prices of $20.9 million. Even though shipments were higher 2.3%, it was largely driven by the composite laminates and metallized products categories that have lower average selling prices compared to other inclined wire products lowering the revenue for the nine months. Currency translation was favorable by $0.3 million.

Composite Fibers had an operating income for the first nine months of $20.6 million which was $6.3 million higher when compared to the first nine months of 2023. Selling price decreases of $20.9 million were fully offset by lower raw material, energy, and other inflation costs of $20.9 million. For the first nine months of 2024, primary raw material input costs decreased by $15.7 million, or 3%, and energy costs decreased by $5.2 million, or 10%, compared to the same nine months of 2023. As of September 30, 2024, Composite Fibers had approximately 45% of its net sales with contracts with pass-through provisions. Operations were favorable by $1.9 million mainly driven by higher inclined wire production when compared to the same period in 2023. The impact of currency and related hedging positively impacted earnings by $0.1 million. The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart (presented in millions):
Spunlace’s net sales were $2.8 million higher in the first nine months of 2024 compared to 2023, mainly driven by higher shipments of Sontara product categories that have higher average selling prices compared to health and hygiene products. This was partially offset by lower selling prices of $7.6 million mainly due to cost pass-through arrangements. Currency translation was slightly favorable by $0.1 million.

Spunlace had an operating income for the first nine months of $6.3 million which was $10.7 million higher when compared to the operating loss of $4.4 million of the first nine months of 2023. Selling price decreases of $7.6 million were more than offset by lower raw material, energy, and other inflation costs of $13.2 million. For the first nine months of 2024, primary raw material input costs decreased by $12.2 million, or 10%, and energy costs decreased by $0.9 million, or

6%, compared to the same nine months of 2023. As of September 30, 2024, Spunlace had approximately 53% of its net sales with contracts with pass-through provisions. Operations were favorable by $4.3 million mainly driven by higher production, lower operational spending, and improved operations when compared to the same period in 2023. The impact of currency and related hedging negatively impacted earnings by $0.1 million.
In September 2024, our Asheville facility was impacted by Hurricane Helene. Fortunately, our facility avoided property damage, however, performance was impacted for four days in Q3. Due to lack of access to water, the facility remained idle through the month of October; however we anticipate operations and shipments will resume in early November.

The primary drivers of the change in Spunlace’s operating income are summarized in the following chart (presented in millions):
Other and Unallocated The amount of operating expense not allocated to a reporting segment in the Segment Financial Information totaled $41.0 million in the first nine months of 2024 compared with $46.5 million in the same period a year ago. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the first nine months of 2024 decreased $2.3 million compared to the first nine months of 2023 mainly driven by Ober-Schmitten divestiture costs incurred in 2023.

Income taxes In the first nine months of 2024, our U.S. GAAP pre-tax loss from continuing operations totaled $52.4 million and we recorded an income tax provision of $9.6 million, which primarily related to the tax provision for foreign jurisdictions, reserves for uncertain tax positions, and valuation allowances for domestic and foreign jurisdiction losses for which no tax benefit could be recognized. The comparable amounts in the same first nine months of 2023 were a pre-tax loss of $56.1 million and an income tax provision of $13.4 million.
Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom, Spain, and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany, France and Spain, it is the euro, in the UK, it is the British pound sterling, and in the Philippines the functional currency is the peso. On an annual basis, our euro denominated net sales exceeds euro expenses by an estimated €170 million. For the nine months ended September 30, 2024, the average currency exchange rate was 1.09 dollar/euro compared with 1.08 in the same period of 2023. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first nine months of 2024.

In thousands	Nine months ended September 30,
Favorable (unfavorable)
Net sales	$1,037
Costs of products sold	(1,997)
SG&A expenses	(96)
Income taxes and other	(30)
Net loss	$(1,086)
The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2024 were the same as 2023. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Three months ended September 30, 2024 versus the three months ended September 30, 2023
Overview For the third quarter of 2024, we reported a loss from continuing operations of $20.0 million, or $0.44 per share compared with a loss of $19.7 million or $0.43 per share in the same period in 2023. The following table sets forth summarized consolidated results of operations:

	Three months ended September 30,
In thousands, except per share	2024	2023
Net sales	$332,101	$329,921
Gross profit	35,481	44,487
Operating income (loss)	2,971	2,653
Continuing operations
Loss	(20,002)	(19,680)
Loss per share	(0.44)	(0.43)
Net loss	(15,247)	(19,863)
Loss per share	(0.33)	(0.43)
The reported results are in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect the impact of a number of significant items including strategic initiatives, turnaround strategy costs, and the loss on sale of our Ober-Schmitten operations, among others. Our operating results for the three months ended September 30, 2024 reflect: i) the impact of macroeconomic conditions and new sanctions related to wallcover resulting in lower sales volumes, as well as, lower production, ii) higher interest expense stemming from the debt refinancing in the first quarter of 2023, iii) costs incurred related to our turnaround strategy, iv) costs associated with the pending merger with Berry’s HHNF business.
In addition to the results reported in accordance with GAAP, we evaluate our performance using financial metrics not calculated in accordance with GAAP, including adjusted earnings and adjusted earnings before interest expense, interest income, income taxes, depreciation and amortization and share-based compensation (“Adjusted EBITDA”). On an adjusted earnings basis, a non-GAAP measure, we had an adjusted loss from continuing operations of $11.8 million, or $0.26 per share for the third quarter of 2024, compared with a loss of $10.4 million, or $0.23 per share, a year ago. Our Adjusted EBITDA, also a non-GAAP measure, was $24.6 million for the three months ended September 30, 2024 as compared to $25.5 million for the same period in 2023. We disclose this information to allow investors to evaluate our performance exclusive of certain items that impact the comparability of results from period to period and we believe it is helpful in understanding underlying operating trends and cash flow generation.
Adjusted earnings and adjusted earnings per share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP.
The following table sets forth the reconciliation of net loss to adjusted loss from continuing operations for the periods indicated:

	Three months ended September 30,
	2024		2023
In thousands, except per share	Amount	EPS	Amount	EPS
Net loss	$(15,247)	$(0.33)	$(19,863)	$(0.43)
Exclude: (Income) loss from discontinued operations, net of tax (1)	(4,755)	(0.11)	183	—
Loss from continuing operations	(20,002)	(0.44)	(19,680)	(0.43)
Adjustments (pre-tax):
Strategic initiatives (2)	8,020		488
Turnaround strategy costs (3)	—		372
Ober-Schmitten divestiture (4)	—		8,055
CEO transition costs (5)	—		(54)
Timberland sales and related costs	—		(688)
Total adjustments (pre-tax)	8,020		8,173
Income taxes (6)	(77)		928
Other tax adjustments (7)	254		207
Total after-tax adjustments	8,197	0.18	9,308	0.21
Adjusted loss from continuing operations	$(11,805)	$(0.26)	$(10,372)	$(0.23)

(1)In Q3 2024, we recognized a $6.5 million gain, less applicable legal fees, related to the settlement of a legal dispute with a manufacturer for equipment supplied and installed at our former Specialty Papers business.
(2)For 2024, primarily reflects consulting and legal fees associated with the pending Berry HHNF merger of $6.9 million, and personnel retention, to offset the risk of potential employee departures due to the pending transaction, of $0.7 million, and a contract settlement of $0.4 million. For 2023, primarily reflects professional fees (tax and IT) of $0.4 million and other costs of $0.1 million.
(3)Reflects employee separation costs of $0.4 million.
(4)Reflects loss on sale of $17.8 million partially offset by a benefit of $10.3 million related to the reversal of employee separation expenses recorded in Q2 2023 in anticipation of the closure of the facility, and legal fees of $0.5 million.
(5)Reflects a reduction in expected benefit costs of $0.1 million related to the former CEO's separation.
(6)Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated. For items originating in the U.S., no tax effect is recognized due to the previously established valuation allowance on the net deferred tax assets.
(7)Tax effect of applying certain provisions of the CARES Act of 2020.

The following table sets forth the reconciliation of net loss to adjusted EBITDA for the periods indicated:

Adjusted EBITDA	Three months ended September 30,
In thousands	2024	2023

Net loss	$(15,247)	$(19,863)
Exclude: (Income) loss from discontinued operations, net of tax	(4,755)	183
Add back: Taxes on continuing operations	1,490	3,328
Depreciation and amortization	15,829	15,693
Interest expense, net	18,167	17,057
EBITDA	15,484	16,398
Adjustments:
Strategic initiatives	8,020	488
Turnaround strategy costs	—	370
Ober-Schmitten divestiture	—	8,055
CEO transition costs	—	(54)
Share-based compensation	1,081	898
Timberland sales and related costs	—	(688)
Adjusted EBITDA	$24,585	$25,467
EBITDA is a measure used by management to assess our operating performance and is calculated using income (loss) from continuing operations and excludes interest expense, interest income, income taxes, and depreciation and amortization. Adjusted EBITDA is calculated using EBITDA and further excludes certain items management considers to be unrelated to the company’s core operations. The adjustments include, among others, Ober-Schmitten divestiture costs, turnaround strategy costs, strategic initiative costs, and share-based compensation expense. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing operating performance.

Segment Financial Performance

	Three months ended September 30,
Dollars in thousands	2024	2023
Net Sales
Airlaid Material	$138,306	$147,014
Composite Fibers	113,689	109,715
Spunlace	80,443	73,791
Inter-segment sales elimination	(337)	(599)
Total	$332,101	$329,921

Operating income (loss)
Airlaid Material	$10,343	$11,196
Composite Fibers	6,292	7,268
Spunlace	1,324	(1,053)
Other and unallocated	(14,988)	(14,758)
Total	$2,971	$2,653

Depreciation and amortization
Airlaid Material	$7,656	$7,553
Composite Fibers	3,810	3,898
Spunlace	3,447	3,289
Other and unallocated	916	953
Total	$15,829	$15,693

Capital expenditures
Airlaid Material	$3,286	$2,625
Composite Fibers	2,540	2,579
Spunlace	2,198	2,271
Other and unallocated	499	296
Total	$8,523	$7,771

Tons shipped (metric)
Airlaid Material	39,069	40,076
Composite Fibers	22,862	22,188
Spunlace	14,699	14,436
Inter-segment sales elimination	(164)	(328)
Total	76,466	$76,372
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

Sales and Costs of Products Sold

	Three months ended September 30,
In thousands	2024	2023	Change
Net sales	$332,101	$329,921	$2,180
Costs of products sold	296,620	285,434	11,186
Gross profit	$35,481	$44,487	$(9,006)
Gross profit as a percent of Net sales	10.7%	13.5%
The following table sets forth the contribution to consolidated net sales by each segment:

	Three months ended September 30,
Percent of Total	2024	2023
Segment
Airlaid Materials	41.6%	44.6%
Composite Fibers	34.1	33.0
Spunlace	24.3	22.4
Total	100.0%	100.0%
Net sales totaled $332.1 million and $329.9 million in the three months ended September 30, 2024 and 2023, respectively. Net sales decreased for Airlaid Materials by 5.9% and increased for Composite Fibers and Spunlace by 3.6% and 8.7%, respectively, on a constant currency basis.

Airlaid Materials’ third quarter net sales decreased $8.7 million in the year-over-year comparison mainly driven by lower selling prices from cost pass-through arrangements as raw materials input costs declined compared to last year. Shipments were 2.5% lower driven by declines in the hygiene categories mainly due to pricing actions taken in 2023 to retain margins. Currency translation was favorable by $0.6 million.

Airlaid Materials’ 2024 third quarter operating income of $10.3 million was $0.9 million lower than the third quarter operating income in 2023. Lower shipments in the hygiene categories due to pricing actions taken in 2023 to retain margins and lower shipments in the home care category related to timing lowered earnings by $0.7 million. Selling price decreases and lower energy surcharges of $7.8 million were moderately offset by lower raw material, energy, and other inflationary costs of $6.4 million. For the third quarter of 2024, primary raw material input costs decreased by $6.5 million, or 9%, and energy costs increased by $0.2 million, or 3%, compared to the third quarter of 2023. As of September 30, 2024, Airlaid Materials had approximately 75% of its net sales with contracts with pass-through provisions. Operations and other costs were favorable by $0.7 million mainly driven by lower production. The impact of currency and related hedging positively impacted earnings by $0.5 million. The primary drivers of the change in Airlaid Materials’ operating income are summarized in the following chart (presented in millions):

Composite Fibers’ net sales were $4.0 million lower in the third quarter of 2024, compared to the year-ago quarter. Shipments were higher 3.0% largely driven by the composite laminates, food and beverage and metallized categories but were partially offset by lower wallcover shipments as a result of additional sanctions impacting sales to our Eastern European customers. Currency translation was favorable by $0.7 million.

Composite Fibers' 2024 third quarter operating income of $6.3 million was $1.0 million lower than the third quarter operating income in 2023. Lower selling prices and energy surcharges were unfavorable by $2.4 million and increases in input prices paid for raw materials, energy, freight, and packaging were unfavorable by $1.1 million, slightly offset by higher shipments of $1.7 million. For the third quarter of 2024, primary raw material input costs increased slightly by $1.9 million, or 1%, while energy costs decreased by $0.9 million, or 6%, compared to the third quarter of 2023. As of September 30, 2024, Composite Fibers had approximately 45% of its net sales with contracts with pass-through provisions. Operations and other costs were favorable by $0.6 million mainly driven by higher inclined wire production. The impact of currency and related hedging positively impacted earnings by $0.2 million. The primary drivers of the change in Composite Fibers’ operating income are summarized in the following chart (presented in millions):
Spunlace’s net sales were $6.7 million higher in the third quarter of 2024, compared to the year-ago quarter mainly driven by higher Sontara sales that has higher average selling price compared to the hygiene and wipes categories. Currency translation was slightly favorable by $0.2 million.

Spunlace's 2024 third quarter operating income of $1.3 million was $2.4 million higher compared to the operating loss of $1.1 million in third quarter of 2023. Lower selling prices and energy surcharges were unfavorable by $1.1 million but were more than fully offset by lower raw material and energy costs of $1.7 million. For the third quarter of 2024, primary raw material input costs decreased by $1.4 million, or 4%, and energy costs decreased by $0.2 million, or 5%, compared to the third quarter of 2023. As of September 30, 2024, Spunlace had approximately 53% of its net sales with contracts with pass-through provisions. Operations and others were favorable by $0.9 million driven by higher production to meet customer demand. The impact of currency and related hedging positively impacted earnings by $0.1 million.
In September 2024, our Asheville facility was impacted by Hurricane Helene. Fortunately, our facility avoided property damage, however, performance was impacted for four days in Q3. Due to lack of access to water, the facility remained idle through the month of October; however we anticipate operations and shipments will resume in early November.
The primary drivers of the change in Spunlace’s operating income are summarized in the following chart (presented in millions):
Other and Unallocated The amount of net operating expenses not allocated to an operating segment, and reported as “Other and Unallocated” in our table of Segment Financial Performance, totaled $15.0 million in the third quarter of 2024 compared with $14.8 million in the same period a year ago. Excluding the items identified to present “adjusted earnings,” unallocated expenses for the third quarter of 2024 increased $0.4 million compared to the third quarter of 2023.

Income taxes In the third quarter of 2024, our U.S. GAAP pre-tax loss from continuing operations totaled $18.5 million and we recorded an income tax expense of $1.5 million which primarily related to the tax provision for foreign jurisdictions, reserves for uncertain tax positions, and valuation allowances for domestic and foreign jurisdiction losses for which no tax benefit could be recognized. The comparable amounts in the same quarter of 2023 were a pre-tax loss of $16.4 million and an income tax provision of $3.3 million.
Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom, Spain, and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany, France and Spain, it is the euro, in the UK, it is the British pound sterling, and in the Philippines the functional currency is the peso. On an annual basis, our euro denominated net sales exceeds euro expenses by an estimated €170 million. For the three months ended September 30, 2024, the average currency exchange rate was 1.09 dollar/euro compared with 1.09 in the same period of 2023. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the third quarter of 2024.

In thousands	Three months ended September 30,
Favorable (unfavorable)
Net sales	$1,294
Costs of products sold	(530)
SG&A expenses	(79)
Income taxes and other	(4)
Net loss	$681
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
LIQUIDITY AND CAPITAL RESOURCES
Our business requires significant expenditures for new or enhanced equipment, to support our research and development efforts, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Nine months ended September 30,
In thousands	2024	2023
Cash, cash equivalents and restricted cash at the beginning of period	$55,360	$119,162
Cash provided (used) by
Operating activities	(8,397)	(41,955)
Investing activities	(20,782)	(28,694)
Financing activities	17,770	10,987
Effect of exchange rate changes on cash	192	(143)
Change in cash and cash equivalents from discontinued operations	(234)	(734)
Net cash used	(11,451)	(60,539)
Cash, cash equivalents and restricted cash at the end of period	43,909	58,623
Less: restricted cash in Prepaid and other current assets	(2,274)	(3,600)
Less: restricted cash in Other assets	—	(2,282)
Cash and cash equivalents at the end of period	$41,635	$52,741
At September 30, 2024, we had $41.6 million in cash and cash equivalents (“cash”) held by both domestic and foreign subsidiaries. Approximately 99.2% of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes.
Cash used by operating activities in the first nine months of 2024 totaled $8.4 million compared with $42.0 million in the same period a year ago. The decrease in cash used was primarily due to an improvement in working capital usage of approximately $22.1 million, partially offset by an increase in interest paid of $7.5 million due to the higher interest rates on our debt stemming from the debt refinancing in the first nine months of 2023 and higher professional costs associated with the pending merger. Operating cash also improved $5.8 million primarily due to a lump-sum payment in Q1 2023 to our former CEO under the terms of his non-qualified pension plan.
Net cash used by investing activities was $20.8 million in the first nine months of 2024 compared with $28.7 million in the same period a year ago. Capital expenditures totaled $21.7 million and $25.2 million for the nine months ended September 30, 2024 and 2023, respectively. Capital expenditures are expected to total between $30 million and $35 million in 2024.
Net cash provided by financing activities totaled $17.8 million in the first nine months of 2024 compared with $11.0 million in the same period of 2023. The change in financing activities primarily reflects additional borrowings under our existing revolving credit facility. In 2023, we entered into a €250.0 million Term Loan in which the proceeds were used to fully extinguish the €220.0 million Term Loan, the IKB term loans and reduced the revolving credit facility balance.
As discussed in Item 1 - Financial Information, Note - 15, our Credit Agreement and AG Loan contains a number of customary compliance covenants. As of September 30, 2024, the leverage ratio, as calculated in accordance with the definition in our Credit Agreement and AG Loan, was 3.8x, well within the maximum limit. A breach of these requirements would give rise to certain remedies under the Credit Agreement and AG Loan, among which are the termination, and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest. As discussed in Note 15 - “Long Term Debt,” on March 30, 2023, we amended our Credit Agreement to permit the maximum leverage ratio (calculated as consolidated senior secured debt to consolidated adjusted EBITDA) to be 4.25 to 1.0 through the quarter ended December 31, 2024, stepping down to 4.0 to 1.0 at June 30, 2025, and 3.50 to 1.0 at June 30, 2026.
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
At September 30, 2024, we had ample liquidity consisting of $41.6 million of cash on hand and $45.6 million of capacity under our revolving credit facility. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt.
Off-Balance-Sheet Arrangements As of September 30, 2024 and December 31, 2023, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					September 30, 2024
In thousands, except percentages	2024	2025	2026	2027	2028	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At variable interest rates	$120,020	$120,020	$80,890			$120,020	$120,020
At fixed interest rates	774,302	774,302	774,302	774,302	774,302	775,339	738,386
						$895,359	$858,406
Weighted-average interest rate
On variable rate debt	8.52%	8.52%	8.52%
On fixed rate debt	7.05%	7.05%	7.05%	7.05%	7.05%
Our market risk exposure primarily results from changes in interest rates and currency exchange rates. The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of September 30, 2024. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
At September 30, 2024, we had $895.4 million of long-term debt, of which $120.0 million, or 13.4%, was at variable interest rates. Variable-rate debt represents borrowings under our credit agreement. The fixed-rate Term Loans are euro-based borrowings and thus the value of which is also subject to currency risk. Variable-rate debt outstanding represents borrowings under our revolving credit agreement and a euro-denominated term loan which accrue interest based on one-month LIBOR plus a margin.
At September 30, 2024, the weighted-average interest rate paid was equal to 8.52%. A hypothetical 100 basis point increase in the interest rate on variable rate debt would increase annual interest expense by $1.2 million. In the event rates are 100 basis points lower, interest expense would be $1.2 million lower.
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
During the nine months ended September 30, 2024, there were no changes in our critical accounting policies or estimates. See Note 2 — Accounting Policies, of the Condensed Consolidated Financial Statements included elsewhere in this Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC, for additional information regarding our critical accounting policies.

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

The fair value of our reporting units, which are also our operating segments, is determined using a market approach and a discounted cash flow model. Our evaluations include a variety of qualitative factors and analyses based on estimates of future cash flows expected to be generated from the use of the underlying assets, trends or other determinants of fair value. If the value of an asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. At September 30, 2024, Airlaid Materials was our only operating segment with goodwill. Our Airlaid Materials segment’s fair value exceeded its carrying value at the time of its last valuation performed in connection with the last annual impairment test in the fourth quarter of 2023 by approximately 19%. Airlaid Material’s fair value, as well as the asset groups within each of our operating segments, could be impacted by factors such as unexpected changes in market demand for our products, the impact of competition, and the inability to successfully adjust selling prices in response to changes in inflation, among other factors. Future adverse changes such as these or in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures Our Chief Executive Officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

See the discussion of legal proceedings contained in Note 18 - “Commitments, Contingencies and Legal Proceedings” to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION
During the nine months ended September 30, 2024, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

October 30, 2024

	By	/s/ David C. Elder
David C. Elder
Vice President, Strategic Initiatives, Business Optimization, & Chief Accounting Officer
(Principal accounting officer)