Form 10-Q
period 2024-12-28
Magnera Corp
filed 2025-02-06
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 28, 2024
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

9335 Harris Corners Pkwy, Suite 300
Charlotte, North Carolina 28269
(Address of principal executive offices)
(866) 744-7380
(Registrant's telephone number, including area code)

Commission file number	Exact name of registrant as specified in its charter	IRS Employer Identification No.	State or other jurisdiction of incorporation or organization
1-03560	Magnera Corporation	23-0628360	Pennsylvania
Former name or former address, if changed since last report
Glatfelter Corporation
4350 Congress Street, Suite 600
Charlotte, North Carolina 28209
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MAGN	New York Stock Exchange

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
Common Stock outstanding on February 6, 2025 totaled 35.4 million shares.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in Magnera Corporation’s filings with the U.S. Securities and Exchange Commission (the “SEC”) and press releases or other public statements contains or may contain “forward-looking” statements within the meaning of the federal securities laws and are presented pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such “forward-looking” statements include, but are not limited to, statements with respect to our financial condition, results of operations and business, our expectations or beliefs concerning future events, statements about the benefits of the transaction between Glatfelter Corporation and Berry Global Group, Inc., including future financial and operating results, the combined company’s plans, objectives, expectations and intentions, and other statements that are not historical facts. These statements contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “outlook,” “anticipates” or “looking forward” or similar expressions that relate to our strategy, plans, intentions, or expectations. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates, and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are based upon the current beliefs and expectations of the management of Magnera and are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. These risks and other risk factors are detailed from time to time in Magnera’s reports filed with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including our Form 8-K/A filed on January 31, 2024, and other documents filed with the SEC. These risk factors may not contain all of the material factors that are important to you. New factors may emerge from time to time, and it is not possible to either predict new factors or assess the potential effect of any such new factors. Accordingly, readers should not place undue reliance on those statements. All forward-looking statements are based upon information available as of the date hereof. All forward-looking statements are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Form 10-Q

Magnera Corporation
Form 10-Q Index
For the Quarterly Period Ended December 28, 2024

Form 10-Q

Part I – Financial Information
Item 1 – Financial Statements
Magnera Corporation
Consolidated and Combined Statements of Operations
(Unaudited)

	Quarterly Period Ended
(in millions of dollars, except per share amounts)	December 28, 2024	December 30, 2023
Net sales	$702	$519
Costs and expenses:
Cost of goods sold	631	477
Selling, general and administrative	44	28
Amortization of intangibles	14	12
Transaction and other activities	32	10
Corporate expense allocation	3	4
Operating income (loss)	(22)	(12)
Other expense (income), net	21	(2)
Interest expense	26	—
Income (loss) before income taxes	(69)	(10)
Income tax benefit	(9)	(2)
Net income (loss)	$(60)	$(8)

Net income (loss) per share:
Basic and Diluted	(1.69)	(0.25)

Consolidated and Combined Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarterly Period Ended
(in millions of dollars)	December 28, 2024	December 30, 2023
Net income (loss)	$(60)	$(8)
Other comprehensive income, net of tax:
Currency translation gain (loss)	(71)	39
Other comprehensive income (loss)	(71)	39
Comprehensive income (loss)	$(131)	$31

See notes to consolidated and combined financial statements.

Magnera Corporation
Consolidated and Combined Balance Sheets

(in millions of dollars)	December 28, 2024	September 28, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$215	$230
Accounts receivable	475	359
Finished goods	303	156
Raw materials	205	103
Prepaid expenses and other current assets	140	38
Total current assets	1,338	886
Noncurrent assets:
Property, plant and equipment	1,532	949
Goodwill and intangible assets	876	850
Right-of-use assets	74	49
Other assets	173	73
Total assets	$3,993	$2,807

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$333	$295
Accrued expenses	205	162
Current portion of long-term debt	8	—
Total current liabilities	546	457
Noncurrent liabilities:
Long-term debt	1,988	—
Deferred income taxes	110	78
Operating lease liabilities	57	39
Other long-term liabilities	186	94
Total liabilities	2,887	668

Stockholders’ equity:
Berry net investment	—	2,307
Additional paid-in capital	1,405	—
Retained loss	(60)	—
Accumulated other comprehensive loss	(239)	(168)
Total stockholders’ equity	1,106	2,139
Total liabilities and stockholders’ equity	$3,993	$2,807

See notes to consolidated and combined financial statements.

Magnera Corporation
Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Quarterly Period Ended
(in millions of dollars)	December 28, 2024	December 30, 2023
Cash Flows from Operating Activities:
Net income (loss)	$(60)	$(8)
Adjustments to reconcile net cash from operating activities:
Depreciation	39	32
Amortization of intangibles	14	12
Non-cash interest expense	3	1
Deferred income tax	8	(7)
Share-based compensation expense	6	3
Other non-cash operating activities, net	32	(3)
Changes in working capital, net	(106)	(59)
Change in other assets and liabilities	6	2
Net cash from (used in) operating activities	(58)	(27)

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(16)	(16)
Cash acquired from GLT acquisition	37	—
Other investing activities and other	—	30
Net cash from investing activities	21	14

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,556	—
Repayments on long-term borrowings	(430)	(1)
Transfers from (to) Berry, net	34	(8)
Cash distribution to Berry	(1,111)	—
Debt fees	(15)	—
Other, net	(1)	—
Net cash from financing activities	33	(9)
Effect of currency translation on cash	(11)	4
Net change in cash and cash equivalents	(15)	(18)
Cash and cash equivalents at beginning of period	230	185
Cash and cash equivalents at the end of period	$215	$167

See notes to consolidated and combined financial statements.

Magnera Corporation
Consolidated and Combined Statements of Changes in Stockholders’ Equity
(Unaudited)

(in millions of dollars)	Berry Net Investment	Additional Paid-in Capital	Other Comprehensive Income (Loss) - Currency Translation	Retained Loss	Total Stockholders’ Equity
Balance at September 28, 2024	$2,307	$—	$(168)	$—	$2,139
Net income (loss)	—	—	—	(60)	(60)
Other comprehensive income (loss)	—	—	(71)	—	(71)
Cash distribution to Berry	(1,111)	—	—	—	(1,111)
Transfers from Berry, net	129	—	—	—	129
Distribution of Berry’s net investment	(1,325)	1,325	—	—	—
Acquisition of GLT	—	74	—	—	74
Share-based compensation	—	6	—	—	6
Balance at December 28, 2024	$—	$1,405	$(239)	$(60)	$1,106

Balance at September 30, 2023	$2,561	$—	$(171)	$—	$2,390
Net income (loss)	(8)	—	—	—	(8)
Other comprehensive income (loss)	—	—	39	—	39
Transfers to parent, net	(5)	—	—	—	(5)
Balance at December 30, 2023	$2,548	$—	$(132)	$—	$2,416

See notes to consolidated and combined financial statements.

Magnera Corporation
Notes to Consolidated Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)

1.Basis of Presentation

On November 4, 2024 (the “Closing Date”), Treasure Holdco, Inc. (“Treasure”), which was a wholly owned subsidiary of Berry Global Group, Inc. (“Berry”), completed its merger (the “Transaction”) with the Glatfelter Corporation (“GLT”) which concurrently changed its name to Magnera Corporation (“the Company,” “we,” or “Magnera”). As a result, pre-Transaction Treasure shareholders received shares of Magnera representing 90% of the combined company and GLT shareholders retained 10%. The Company’s shares trade on the New York Stock Exchange under the trading symbol MAGN.

The accompanying unaudited Consolidated and Combined Financial Statements of Magnera Corporation have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts and disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and all subsequent events up to the time of the filing have been evaluated. For further information, refer to the Company’s Form 8-K/A filed on January 31, 2024 with the SEC.

The pre-Transaction combined financial results of operations, financial position, and cash flows have been prepared on a carve-out basis which include assumptions underlying the preparation that management believes are reasonable. However, the combined pre-Transaction financial information included herein may not necessarily reflect the Company’s results of operations, financial position, and cash flows had the Company been an independent stand-alone company during the periods presented.

For periods prior to the Closing Date, transactions between Berry and Treasure were reflected as a component of Berry's net investment in the Consolidated and Combined Balance Sheets and as a financing activity within the accompanying Consolidated and Combined Statements of Cash Flows. Berry's net investment on the Consolidated and Combined Balance Sheet and Consolidated and Combined Statement of Stockholders’ Equity represents the cumulative net investment by Berry in Treasure. Concurrent with the closing of the Transaction, Berry received a cash distribution and, in turn, transferred Berry’s health, hygiene and specialties global nonwovens and films business to Treasure. As a result, Berry's net investment in Treasure was reduced to zero with a corresponding adjustment to Additional Paid-in Capital.

Treasure was deemed to be the accounting acquirer of GLT; therefore, the historical financial statements of Treasure are reflected in this filing as the Company’s historical financial statements. Accordingly, the financial results of Magnera as of and for any period prior to the Closing Date do not include the financial results of operations, financial position, and cash flows of GLT.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No.2023-07 "Segment Reporting (Topic 280): Improvements to Reporting Segment Disclosures." The ASU was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures of significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance.

In December 2023, the FASB issued ASU No.2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The ASU was issued to improve transparency and disclosure requirements for the rate recognition, income taxes paid and other tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this guidance.

In November 2024, the FASB issued ASU No.2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires an entity to disclose disaggregated information about certain income statement expense line items on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this guidance.

2. Revenue and Accounts Receivable

Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled. We consider the promise to transfer products to be our sole performance obligation. Generally, our revenue is recognized for standard promised goods at the time of shipment, when title and risk of loss pass to the customer. The Company disaggregates revenue based on geography. See Note 9—Segment and Geographic Data.

The Company records current expected credit losses based on a variety of factors including historical loss experience and current customer financial condition. The changes to our current expected credit losses, write-off activity, and recoveries were not material for any of the periods presented.

The Company has entered into various factoring agreements, primarily customer-based supply chain financing programs, to sell certain receivables to third-party financial institutions. These agreements result in true sales of the transferred receivables, which occur when receivables are transferred without recourse to the Company, are reflected as a reduction of trade receivables, net on the consolidated and combined balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated and combined statements of cash flows.

3.Acquisition

Glatfelter

On November 4, 2024, the Transaction was completed with GLT. The Transaction combined GLT’s sustainable solutions and product portfolio with Treasure’s proprietary technologies and global scale. The Company is now a global leader in growing markets while serving some of the world’s largest brand owners. The results of GLT have been included in the consolidated results of the Company since the Closing Date.

The GLT acquisition has been accounted for under the purchase method of accounting. Under this method, the assets acquired and liabilities assumed have been recorded based on estimated fair values as of the Closing Date. Certain assets, including inventory, intangibles, and property, plant, and equipment included in the purchase price allocation have been estimated based on historical acquisitions. The Company will have a full valuation analysis performed over the acquired business during subsequent quarters and will continue to update the purchase price allocation throughout the year. The Company has recognized goodwill on this Transaction primarily as a result of expected cost synergies, and expects goodwill not to be deductible for tax purposes.

The following table summarizes the purchase price allocation which is preliminary and subject to change within one year of the Closing Date:

Fair value of GLT common stock concurrent with closing	$74

Identifiable assets acquired and liabilities assumed
Cash	37
Working capital(a)	259
Property, plant and equipment	637
Identifiable intangible assets	51
Other assets	81
Other long-term liabilities	(131)
Debt	(869)
Goodwill	9
Total consideration	$74
(a) Includes a $12 million step up of inventory to fair value

When including GLT results for the periods prior to the Closing Date, unaudited pro forma net sales and net loss were $814 million and $79 million, respectively, for the quarterly period ended December 28, 2024 and $839 million and $35 million, respectively, for the quarterly period ended December 30, 2023. The unaudited pro forma net sales and net income figures assume that the Transaction was consummated as of the beginning of the relevant period.

4.Transaction and Other Activities

The table below sets forth the significant components of the Transaction and other activities, including supply chain financings activity charges recognized for the periods presented, by reportable segment:

	Quarterly Period Ended
	December 28, 2024	December 30, 2023
Americas	$20	$3
Rest of World	12	7
Consolidated	$32	$10

	Employee Severance and Benefits (a)	Transaction Activities (b)	Other Activities	Total
Balance at September 28, 2024	$8	$—	$—	$8
Charges	6	18	8	32
Cash payments	(6)	(18)	(8)	(32)
Balance at December 28, 2024	$8	$—	$—	$8
(a) Restructuring activities
(b) Includes $17 million of transaction related compensation
5.Leases
The Company leases certain manufacturing facilities, warehouses, office space, manufacturing equipment, office equipment, and automobiles.
Supplemental lease information is as follows:

Leases	Classification	December 28, 2024	September 28, 2024
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$74	$49
Current operating lease liabilities	Accrued expenses	18	11
Noncurrent operating lease liabilities	Operating lease liability	57	39
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$5	$6
6.Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	December 28, 2024	September 28, 2024
Revolving credit facility	November 2029	$—	$—
Term loan	November 2031	785	—
7.250% First Priority Senior Secured Notes	November 2031	800	—
4.75% First Priority Senior Secured Notes	October 2029	500	—
Debt discounts, deferred fees and other		(89)	—
Total long-term debt		1,996	—
Current portion of long-term debt		(8)	—
Long-term debt, less current portion		$1,988	$—

As part of the Transaction, the Company consummated a $785 million Term Loan due 2031 (the “Term Loan”), an $800 million issuance of 7.25% First Priority Senior Secured Notes due 2031 (the “7.25% Notes”), and a $350 million revolving credit facility (the “Revolving Credit Facility”). The proceeds from the Term Loan and 7.25% Notes were used to retire a portion of GLT outstanding debt and fund a cash distribution to Berry.

Despite not having financial maintenance covenants on our Term Loan and secured notes, these agreements do contain certain negative covenants. The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness. The current portion of long-term debt consists of quarterly principal payments on the term loan due within one year. We are in compliance with all covenants as of December 28, 2024.

Debt discounts, deferred financing fees and the purchase price adjustment related to the retained GLT 4.75% First Priority Senior Secured Notes are presented net of Long-term debt, less the current portion on the Consolidated and Combined Balance Sheets and are amortized to Interest expense on the Consolidated and Combined Statements of Operations through maturity.
7.Financial Instruments and Fair Value Measurements

In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors. The Company may use derivative financial instruments to help manage market risk and reduce the exposure to fluctuations in foreign currencies. These financial instruments are not used for trading or other speculative purposes.

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature November 2027 (€200 million) and November 2029 (€375 million). The swaps are designated as a hedge of the Company’s foreign currency investment in foreign subsidiaries.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	December 28, 2024	September 28, 2024
Cross-currency swaps	Designated	Other assets	$10	$—

The effect of the Company’s derivative instruments on the Consolidated and Combined Statements of Operations is as follows:

		Quarterly Period Ended
Derivative Instruments	Statements of Income Location	December 28, 2024	December 30, 2023
Cross-currency swaps	Interest expense	$2	$—

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition. The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values. The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. These assets that are subject to our impairment analysis primarily include our definite lived and indefinite lived intangible assets, including Goodwill and our Property, plant and equipment. The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year and more frequently if impairment indicators exist. As a result of the fiscal 2024 assessment, the Company recorded an impairment charge of $172 million. No impairment indicators were identified in the current quarter.

Included in the following tables are the major categories of assets and their current carrying values, along with the impairment loss recognized on the fair value measurement for the period then ended:

	December 28, 2024
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$26	$26	$—
Goodwill	—	—	617	617	—
Definite lived intangible assets	—	—	233	233	—
Property, plant, and equipment	—	—	1,532	1,532	—
Total	$—	$—	$2,408	$2,408	$—

	September 28, 2024
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$26	$26	$—
Goodwill	—	—	624	624	(171)
Definite lived intangible assets	—	—	200	200	(1)
Property, plant, and equipment	—	—	949	949	—
Total	$—	$—	$1,799	$1,799	$(172)

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, cross-currency swap agreements, and finance lease obligations. The book value of our marketable long-term indebtedness exceeded fair value by $73 million as of December 28, 2024. The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).
8.Income Taxes

The effective income tax rate for the quarter was unfavorably impacted by the jurisdictional mix of pre-tax results among the Company and its subsidiaries and losses which generate no tax benefit in domestic and certain foreign jurisdictions.

9.Segment and Geographic Data

The Company’s operations are organized into two operating and reportable segments: Americas and Rest of World. The structure is designed to align us with our customers, provide improved service, drive future growth, and to facilitate synergy realization.

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended
	December 28, 2024	December 30, 2023
Net Sales
Americas	$420	$348
Rest of World	282	171
Total net sales	$702	$519

Operating income (loss)
Americas	$(7)	$(3)
Rest of World	(15)	(9)
Total operating income (loss)	$(22)	$(12)

Depreciation and amortization
Americas	$33	$30
Rest of World	20	14
Total depreciation and amortization	$53	$44

Selected information by geographical region is presented in the following table:

	Quarterly Period Ended
	December 28, 2024	December 30, 2023
Net Sales
United States and Canada	$306	$224
Latin America	114	124
Rest of World	282	171
Total net sales	$702	$519

Selected information by category is presented in the following tables:

	Quarterly Period Ended
	December 28, 2024	December 30, 2023
Net Sales
Personal Care	53%	64%
Consumer Solutions	47%	36%

10.Contingencies and Commitments

Litigation

The Company is party to various legal proceedings involving routine claims which are incidental to its business. Although the Company’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to its consolidated and combined financial position, results of operations or cash flows.

Environmental Claims

Over the next 30 years, we are primarily responsible for the reimbursement of government oversight costs associated with certain environmental claims in lower Fox River located in Neenah. At December 28, 2024 the outstanding balance of the environmental liability and corresponding escrow asset was $14 million and $9 million, respectively.

Tax Claims

As part of a previous acquisition, the Company acquired a liability related to certain tax claims treated as a deferred purchase price (the “Deferred Consideration”). The Deferred Consideration accretes at a rate of 9.5% per annum compounded daily, which shall be paid to the selling stockholders of the previous acquisition to the extent certain existing and potential tax claims are resolved. At December 28, 2024 and December 30, 2023, the outstanding balance of the Deferred Consideration was $48 million and $55 million, respectively. If the Company incurs actual tax liability with respect to the tax claims, the amount of the Deferred Consideration owed to the selling stockholders will be reduced by the amount of such actual tax liability. The Company will be responsible for any actual tax liability in excess of the Deferred Consideration. The Deferred Consideration is reflected on the consolidated and combined balance sheets in Other long-term liabilities as the settlement of existing and potential claims is expected to be greater than one year.

11.Basic and Diluted Net Income (Loss) Per Share

Basic net income or earnings per share ("EPS") is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

	Quarterly Period Ended
(in millions, except share amounts)	December 28, 2024	December 30, 2023
Numerator
Consolidated net income (loss)	$(60)	$(8)
Denominator
Weighted average common shares outstanding - basic and dilutive	35.4	31.8

While there were no shares outstanding in prior periods, an allocation of 90% of the shares as of the completion of the Transaction have been provided for comparability purposes. Shares excluded from the current period calculation as the effect of their conversion into shares of our common stock would be antidilutive were 1.1 million.

12.     Corporate Expense Allocation

Based on management estimates, $3 million and $4 million of general corporate expenses including information technology, accounting, legal, human resources, and other services were allocated to Treasure periods prior to the Closing Date for the quarterly period ended December 28, 2024 and December 30, 2023, respectively. Management estimates corporate costs on a standalone basis would have been approximately $17 million to $22 million per year.

13.    Subsequent Events

In January 2025, the Company entered into a transaction to cash settle existing cross-currency swaps and received proceeds of $22 million. The swap settlement impact will be included as a component of Currency translation within Accumulated other comprehensive loss. Concurrently with the settlement of the existing cross-currency swaps, the Company entered into new cross-currency swap agreements that mature November 2027 (€250 million) and November 2029 (€425 million).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Business. The Company’s operations are organized into two operating segments: Americas and Rest of the World. The structure is designed to align us with our customers, provide improved service, drive future growth and to facilitate synergy realization. The Americas segment consists of sites in North America and South America that manufacture a wide range of products and components of personal care and consumer solution products and components of products including medical garments, wipes, dryer sheets, face masks, filtration, baby diapers and adult incontinence. The Rest of World segment consists of sites throughout Europe and China that manufacture a broad collection of personal care and consumer solution products and components of products including medical garments, wipes, face masks, cable wrap, filtration, baby diapers and adult incontinence.

Raw Material Trends. Our primary raw materials are polymer resin and wood-based fibers and pulps. In addition, we use other materials in various manufacturing processes. While temporary industry-wide shortages of raw materials have occurred, we have historically been able to manage the supply chain disruption by working closely with our suppliers and customers. Changes in the price of raw materials are generally passed on to customers through contractual price mechanisms over time, during contract renewals, and other means.

Outlook. The Company is affected by general economic and industrial growth, raw material availability, cost inflation, supply chain disruptions, and general industrial production. Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance. Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers. Despite global macro-economic challenges in the short-term attributed to continued rising inflation, currency devaluation and general market softness, we continue to believe our underlying long-term demand fundamental in all divisions will remain strong as we focus on providing advantaged products in targeted markets. For fiscal 2025, we project post-merger free cash flow of $75-95 million including $85 million of capital spending. For the calculation of post-merger free cash flow and further information related to free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Recent Acquisition

Our acquisition strategy is focused on improving our long-term financial performance, enhancing our market positions, and expanding our existing and complementary product lines. We seek to obtain businesses for attractive post-synergy multiples, creating value for our stockholders from synergy realization, leveraging the acquired products across our customer base, creating new platforms for future growth, and assuming best practices from the businesses we acquire. While the expected benefits on earnings are estimated at the commencement of each transaction, once the execution of the plan and integration occur, we are generally unable to accurately estimate or track what the ultimate effects have been due to system integrations and movements of activities to multiple facilities. As business combinations and restructuring plans have not allowed us to accurately separate realized synergies compared to what was initially identified, we estimate the synergy realization based on the overall segment profitability post-integration.

Glatfelter

On November 4, 2024, the Transaction was completed with GLT. The Transaction combined GLT’s sustainable solutions and product portfolio with Treasure’s portfolio of proprietary technologies and global scale. The Company is now a global leader in growing markets while serving some of the world’s largest brand owners. The Company expects to realize annual synergies of $55 million net of incremental standalone costs. See Note 3—Acquisition.
Results of Operations

Comparison of the Quarterly Period Ended December 28, 2024 (the “Quarter”) and the Quarterly Period Ended December 30, 2023 (the “Prior Quarter”)

Business integration expenses consist of restructuring and impairment charges, acquisition/merger related costs, and other business optimization costs. Tables present dollars in millions.

Consolidated Overview

	Quarter	Prior Quarter	$ Change	% Change
Net sales	$702	$519	$183	35%
Operating income (loss)	(22)	(12)	(10)	83%

Net sales: The net sales increase included revenue from the Transaction, which occurred mid-Quarter on November 4th, of $186 million and increased selling prices of $11 million, which were partially offset by a $14 million unfavorable impact from foreign currency changes.

Operating income (loss): The operating loss increase included a $12 million inventory fair value step-up charge, a $9 million unfavorable impact from increased business integration costs, losses from the acquired GLT business of $4 million and a $4 million unfavorable impact from foreign currency changes partially offset by a $15 million favorable change from prior year hyperinflation in our Argentinian subsidiary and a favorable impact from price cost spread of $6 million.

Americas

	Quarter	Prior Quarter	$ Change	% Change
Net sales	$420	$348	$72	21%
Operating income (loss)	(7)	(3)	(4)	133%

Net sales: The net sales increase in the Americas segment included revenue from the Transaction of $70 million and increased selling prices of $12 million which were partially offset by a $13 million unfavorable impact from foreign currency changes.

Operating income (loss): The operating loss increase included a $10 million unfavorable impact from increased business integration costs, a $5 million inventory fair value step-up charge and a $4 million unfavorable impact from foreign currency changes partially offset by a $15 million favorable change from prior year hyperinflation in our Argentinian subsidiary.

Rest of World

	Quarter	Prior Quarter	$ Change	% Change
Net sales	$282	$171	$111	65%
Operating income (loss)	(15)	(9)	(6)	67%

Net sales: The net sales increase in the Rest of World segment included revenue from the Transaction of $116 million.

Operating income (loss): The operating loss increase included a $7 million inventory fair value step-up charge and losses from the acquired Glatfelter business partially offset by a favorable impact from price cost spread of $4 million.

Other expense: The increase in other expense is due to a $15 million prepayment penalty charge for retiring debt concurrently with the Transaction as well as currency losses related to intercompany loans.

Interest expense: The interest expense increase is primarily attributed to debt that was incurred concurrently with the closing of the Transaction.

Changes in Comprehensive Income

The $162 million decline in comprehensive income from the Prior Quarter is attributed to a $110 million unfavorable change in currency translation and a $52 million increased net loss. Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates. The change in currency translation in the Quarter was primarily attributed to locations utilizing the Euro and Brazilian real as their functional currency. As part of its overall risk management, the Company uses derivative instruments to reduce foreign currency exposure to translation of certain foreign operations. The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss. The change in fair value of these instruments in the quarter is primarily attributed to the change in the forward foreign exchange curves between measurement dates.

Liquidity and Capital Resources
Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. At the end of the Quarter, the Company had no outstanding balance on its asset-based revolving line of credit that matures in November 2029. The Company was in compliance with all covenants at the end of the Quarter.

Cash Flows

Net cash from operating activities decreased $31 million from the Prior YTD primarily related to $19 million of charges related to the Transaction and higher working capital.

Net cash from investing activities increased $7 million from the Prior YTD primarily attributed to cash acquired in connection with the Transaction in the YTD compared to the settlement of short-term marketable securities in Prior YTD.

Net cash from financing activities increased $42 million from Prior YTD primarily attributed to higher transfers from Berry prior to the Transaction.

Free Cash Flow

Our consolidated free cash flow for the YTD are summarized as follows:

December 28, 2024
Cash flow from operating activities	$(58)
Pre-merger free cash flow from operating activities (1)	90
Additions to property, plant and equipment	(16)
Post-merger free cash flow	$16
(1)Pre-merger cash flow includes pre-Transaction cash from operations and other cash payments burdened by the Transaction.
We use free cash flow metrics as a supplemental measure of liquidity as it assists us in assessing our ability to fund growth through generation of cash. Free cash flow metrics may be calculated differently by other companies, including other companies in our industry or peer group, limiting its usefulness on a comparative basis. Free cash flow metrics are not a financial measure presented in accordance with GAAP and should not be considered as an alternative to any other measure determined in accordance with GAAP.

Liquidity Outlook

At December 28, 2024, our cash balance was $215 million, which was primarily located outside the U.S. We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs with the exception of funds needed to cover all long-term debt obligations, which we intend to refinance prior to maturity. The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities and accounts receivable supply chain financing programs. Our senior secured credit facilities are comprised of (i) $785 million Term Loan and (ii) a $350 million Revolving Credit Facility with no borrowings outstanding. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus SOFR. The applicable margin for SOFR rate borrowings under the Revolving Credit Facility ranges from 1.50% to 2.00%, and the margin for the Term Loan is 4.25% per annum. As of period end, the SOFR rate of approximately 4.36% was applicable to the Term Loan. A change of 0.25% on these floating interest rate exposures would increase our annual interest expense by approximately $2 million.

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso. Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses. Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income. A 10% decline in foreign currency exchange rates would have had a $2 million unfavorable impact on our Net income for the quarterly period ended December 28, 2024. See Note 7-Financial Instruments and Fair Value Measurements.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the commission (such as this Form 10-Q) is recorded, processed, summarized, and reported on a timely basis.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

(b) Changes in internal control over financial reporting.

As part of the Transaction’s transition services agreement, the Company will rely on Berry’s systems and processes through the integration period. In November 2024, Berry announced the intent to merge with Amcor plc. Ramification to the Company, if any, as a result of the Berry/Amcor merger are being assessed and we will continue to evaluate the potential impacts to the transition services provided by Berry and closely monitor developments as they arise.

Other than in connection with the Transaction and the proposed merger of Berry and Amcor, there were no changes in our internal control over financial reporting that occurred during the Quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings

See the discussion of legal proceedings contained in Note 10-Contingencies and Commitments to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A. Risk Factors

Before investing in our securities, we recommend that investors carefully consider the risks described in our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including our Form 8-K/A filed on January 31, 2024, and other documents filed with the SEC. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Additionally, we caution readers that the list of risk factors discussed in our SEC filings may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur. Accordingly, readers should not place undue reliance on those statements.

Item 6. Exhibits
The following exhibits are filed or furnished herewith or incorporated by reference as indicated.

Incorporated by reference to
3.1	Amendment to the Amended and Restated Articles of Incorporation of Glatfelter Corporation.	Ex. 3.1 to Form 8-K of Magnera Corporation filed November 5, 2024.
3.2	Amended and Restated Bylaws of Magnera Corporation.	Ex. 3.2 to Form 8-K of Magnera Corporation filed November 5, 2024.
4.1	Indenture, by and between Treasure Escrow Corporation and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent, relating to the 7.250% Senior Secured Notes due 2031, dated October 25, 2024	Ex. 4.1 to Form 8-K of Magnera Corporation filed November 5, 2024.
4.2	First Supplemental Indenture, by and among Treasure Escrow Corporation, Treasure Merger Sub II, LLC and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent, relating to the 7.250% Senior Secured Notes due 2031, dated November 4, 2024.	Ex. 4.2 to Form 8-K of Magnera Corporation filed November 5, 2024.
4.3	Second Supplemental Indenture, by and among Magnera Corporation, each of the parties identified as a Subsidiary Guarantor thereon, Treasure Merger Sub II, LLC and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent, relating to the 7.250% Senior Secured Notes due 2031, dated November 4, 2024.	Ex. 4.3 to Form 8-K of Magnera Corporation filed November 5, 2024.
4.4	Third Supplemental Indenture, by and among Magnera Corporation, each of the parties identified as a Subsidiary Guarantor thereon and Wilmington Trust, National Association, as trustee, relating to the 4.750% Senior Notes due 2029, dated November 4, 2024.	Ex. 4.4 to Form 8-K of Magnera Corporation filed November 5, 2024.
10.1	Transition Services Agreement, dated November 4, 2024, by and between Berry Global, Inc. and Treasure Merger Sub II, LLC.†	Ex. 10.1 to Form 8-K of Magnera Corporation filed November 5, 2024.
10.2	Term Loan Credit Agreement, dated November 4, 2024, by and among Treasure Holdco, Inc., the lenders party thereto and Citibank, N.A. as administrative agent and collateral agent for the lenders.†	Ex. 10.2 to Form 8-K of Magnera Corporation filed November 5, 2024.
10.3	Asset-Based Revolving Credit Agreement, dated November 4, 2024, by and among Treasure Holdco, Inc., Magnera Corporation, certain subsidiaries of Magnera, the lenders party thereto and Wells Fargo Bank, National Association as administrative agent, collateral agent and U.K. security trustee for the lenders.†	Ex. 10.3 to Form 8-K of Magnera Corporation filed November 5, 2024.
10.4	Consulting Agreement, effective November 4, 2024, by and between Magnera Corporation and David C. Elder.	Ex. 10.4 to Form 8-K of Magnera Corporation filed November 5, 2024.
10.5	Magnera Corporation 2024 Omnibus Incentive Plan.	Ex. 10.5 to Form 8-K of Magnera Corporation filed November 5, 2024.
10.6	Form of Restricted Stock Unit Award Agreement.	Ex. 10.6 to Form 8-K of Magnera Corporation filed November 5, 2024.
10.7	Form of Performance Share Award Agreement.	Ex. 10.7 to Form 8-K of Magnera Corporation filed November 5, 2024.
10.8	Form of Special Restricted Stock Unit Award Agreement.	Ex. 10.8 to Form 8-K of Magnera Corporation filed November 5, 2024.
10.9	Form of Director Restricted Stock Unit Award Agreement.	Ex. 10.9 to Form 8-K of Magnera Corporation filed November 5, 2024.
10.1	Form of Restricted Stock Unit Award Agreement (Berry RSU conversion).	Ex. 10.10 to Form 8-K of Magnera Corporation filed November 5, 2024.
10.11	Form of Restricted Stock Unit Award Agreement (Berry Option conversion).	Ex. 10.11 to Form 8-K of Magnera Corporation filed November 5, 2024.
10.12	Form of Restricted Stock Unit Award Agreement (Berry DER conversion).	Ex. 10.12 to Form 8-K of Magnera Corporation filed November 5, 2024.
10.13	Magnera Corporation Deferred Compensation Plan.	Ex. 10.13 to Form 8-K of Magnera Corporation filed November 5, 2024.
10.14	P. H. Glatfelter Company Supplemental Executive Retirement Plan Amendment.	Ex. 10.14 to Form 8-K of Magnera Corporation filed November 5, 2024.
10.15	Glatfelter Deferred Compensation Plan Amendment.	Ex. 10.15 to Form 8-K of Magnera Corporation filed November 5, 2024.
10.16	Form of Indemnification Agreement for Officers and Directors.	Ex. 10.16 to Form 8-K of Magnera Corporation filed November 5, 2024.
10.17	First Amendment to Tax Matters Agreement, dated as of October 21, 2024, by and between Berry Global Group, Inc., Treasure Holdco, Inc., and Glatfelter Corporation.	Ex. 10.1 to Form 8-K of Glatfelter Corporation filed October 22, 2024.
10.18	Employment Agreement, dated as of December 20, 2024, by and between Magnera Corporation and Curtis L. Begle.	Ex. 10.1 to Form 8-K of Magnera corporation filed December 20, 2024.
10.19L	Magnera Corporation Executive Severance Plan.	Ex. 10.2 to Form 8-K of Magnera corporation filed December 20, 2024.
10.2	Form of Performance Share Award Agreement.	Ex. 10.3 to Form 8-K of Magnera corporation filed December 20, 2024.
10.2	Form of Performance Share Award Agreement.	Ex. 10.3 to Form 8-K of Magnera corporation filed December 20, 2024.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer.
32.2**	Section 1350 Certification of the Chief Financial Officer.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Extension Calculation Linkbase.
101.DEF	Inline XBRL Extension Definition Linkbase.
101.LAB	Inline XBRL Extension Label Linkbase.
101.PRE	Inline XBRL Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as an inline XBRL and contained in Exhibit 101).

† Certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish copies of such schedules (or similar attachments) to the U.S. Securities and Exchange Commission upon request.
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Magnera Corporation

February 6, 2025	By:	/s/ James M. Till
James M. Till
Chief Financial Officer