Form 10-Q
period 2025-03-29
Magnera Corp
filed 2025-05-07
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2025
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
Common Stock outstanding on May 7, 2025 totaled 35.6 million shares.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in Magnera Corporation’s filings with the U.S. Securities and Exchange Commission (the “SEC”) and press releases or other public statements contains or may contain “forward-looking” statements within the meaning of the federal securities laws and are presented pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such “forward-looking” statements include, but are not limited to, statements with respect to our financial condition, results of operations and business, our expectations or beliefs concerning future events, including future financial and operating results, objectives, expectations and intentions, and other statements that are not historical facts. These statements contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “outlook,” “anticipates” or “looking forward” or similar expressions that relate to our strategy, plans, intentions, or expectations. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates, and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are based upon the current beliefs and expectations of the management and are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.

These risks and other factors are discussed in various periodic reports filed with the Securities and Exchange Commission (the “SEC”), including in our recent Form 8-K/A filed on January 31, 2024. All forward-looking statements are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Form 10-Q

Magnera Corporation
Form 10-Q Index
For the Quarterly Period Ended March 29, 2025

Form 10-Q

Part I – Financial Information
Item 1 – Financial Statements
Magnera Corporation
Consolidated and Combined Statements of Operations
(Unaudited)

	Quarterly Period Ended		Two Quarterly Periods Ended
(in millions of dollars, except per share amounts)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales	$824	$558	$1,526	$1,077
Costs and expenses:
Cost of goods sold	736	488	1,367	965
Selling, general and administrative	47	28	91	56
Amortization of intangibles	14	12	28	24
Transaction and other activities	23	4	55	14
Corporate expense allocation	—	5	3	9
Operating income (loss)	4	21	(18)	9
Other expense (income), net	5	1	26	(1)
Interest expense	39	2	65	2
Income (loss) before income taxes	(40)	18	(109)	8
Income tax benefit	1	4	(8)	2
Net income (loss)	$(41)	$14	$(101)	$6

Net income (loss) per share:
Basic and Diluted	(1.15)	0.44	(2.85)	0.19

Consolidated and Combined Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarterly Period Ended		Two Quarterly Periods Ended
(in millions of dollars)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net income (loss)	$(41)	$14	$(101)	$6
Other comprehensive income, net of tax:
Currency translation gain (loss)	25	(21)	(46)	18
Other comprehensive income (loss)	25	(21)	(46)	18
Comprehensive income (loss)	$(16)	$(7)	$(147)	$24

See notes to consolidated and combined financial statements.

Magnera Corporation
Consolidated and Combined Balance Sheets

(in millions of dollars)	March 29, 2025	September 28, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$282	$230
Accounts receivable	492	359
Finished goods	310	156
Raw materials	198	103
Prepaid expenses and other current assets	146	38
Total current assets	1,428	886
Noncurrent assets:
Property, plant and equipment	1,519	949
Goodwill and intangible assets	890	850
Right-of-use assets	71	49
Other assets	153	73
Total assets	$4,061	$2,807

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$379	$295
Accrued expenses	209	162
Current portion of long-term debt	8	—
Total current liabilities	596	457
Noncurrent liabilities:
Long-term debt	1,990	—
Deferred income taxes	101	78
Operating lease liabilities	55	39
Other long-term liabilities	226	94
Total liabilities	2,968	668

Stockholders’ equity:
Berry net investment	—	2,307
Additional paid-in capital	1,408	—
Retained loss	(101)	—
Accumulated other comprehensive loss	(214)	(168)
Total stockholders’ equity	1,093	2,139
Total liabilities and stockholders’ equity	$4,061	$2,807

See notes to consolidated and combined financial statements.

Magnera Corporation
Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Two Quarterly Periods Ended
(in millions of dollars)	March 29, 2025	March 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$(101)	$6
Adjustments to reconcile net cash from operating activities:
Depreciation	83	63
Amortization of intangibles	28	24
Non-cash interest expense	8	3
Deferred income tax	10	1
Share-based compensation expense	10	5
Other non-cash operating activities, net	37	2
Changes in working capital, net	(78)	(112)
Change in other assets and liabilities	10	1
Net cash from (used in) operating activities	7	(7)

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(39)	(41)
Cash acquired from GLT acquisition	37	—
Settlement of net investment hedges	22	—
Other investing activities and other	—	28
Net cash from (used in) investing activities	20	(13)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,556	—
Repayments on long-term borrowings	(432)	(1)
Transfers from (to) Berry, net	34	8
Cash distribution to Berry	(1,111)	—
Debt fees	(15)	—
Net cash from financing activities	32	7
Effect of currency translation on cash	(7)	2
Net change in cash and cash equivalents	52	(11)
Cash and cash equivalents at beginning of period	230	185
Cash and cash equivalents at the end of period	$282	$174

See notes to consolidated and combined financial statements.

Magnera Corporation
Consolidated and Combined Statements of Changes in Stockholders’ Equity
(Unaudited)

(in millions of dollars)
Quarterly Period Ended	Berry Net Investment	Additional Paid-in Capital	Other Comprehensive Income (Loss) - Currency Translation	Retained Loss	Total Stockholders’ Equity
Balance at December 28, 2024	$—	$1,405	$(239)	$(60)	$1,106
Net loss	—	—	—	(41)	(41)
Other comprehensive income (loss)	—	—	25	—	25
Share-based compensation	—	4	—	—	4
Other	—	(1)	—	—	(1)
Balance at March 29, 2025	$—	$1,408	$(214)	$(101)	$1,093

Balance at December 30, 2023	$2,548	$—	$(132)	$—	$2,416
Net income	14	—	—	—	14
Other comprehensive income (loss)	—	—	(21)	—	(21)
Transfers from parent, net	21	—	—	—	21
Balance at March 30, 2024	$2,583	$—	$(153)	$—	$2,430

Two Quarterly Periods Ended	Berry Net Investment	Additional Paid-in Capital	Other Comprehensive Income (Loss) - Currency Translation	Retained Loss	Total Stockholders’ Equity
Balance at September 28, 2024	$2,307	$—	$(168)	$—	$2,139
Net loss	—	—	—	(101)	(101)
Other comprehensive income (loss)	—	—	(46)	—	(46)
Transfers to Berry, net	(1,111)	—	—	—	(1,111)
October net investment	129	—	—	—	129
Distribution of Berry’s net investment	(1,325)	1,325	—	—	—
Acquisition of GLT	—	74	—	—	74
Share-based compensation	—	10	—	—	10
Other	—	(1)	—	—	(1)
Balance at March 29, 2025	$—	$1,408	$(214)	$(101)	$1,093

Balance at September 30, 2023	$2,561	$—	$(171)	$—	$2,390
Net income	6	—	—	—	6
Other comprehensive income (loss)	—	—	18	—	18
Transfers from parent, net	16	—	—	—	16
Balance at March 30, 2024	$2,583	$—	$(153)	$—	$2,430

See notes to consolidated and combined financial statements.

Magnera Corporation
Notes to Consolidated Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)

1.Basis of Presentation

On November 4, 2024 (the “Closing Date”), Treasure Holdco, Inc. (“Treasure”), which was a wholly owned subsidiary of Berry Global Group, Inc. (“Berry”), completed its merger (the “Transaction”) with the Glatfelter Corporation (“GLT”) which concurrently changed its name to Magnera Corporation (the “Company,” “we,” or “Magnera”). As a result, pre-Transaction Treasure shareholders received shares of Magnera representing 90% of the combined company and GLT shareholders retained 10%. As Treasure was identified as the accounting acquirer, the prior year presentation represents standalone Treasure results with the acquisition method of accounting being applied to the assets acquired and liabilities assumed of GLT. See Note 3—Acquisition.

The accompanying unaudited Consolidated and Combined Financial Statements of Magnera Corporation have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim reporting. In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts and disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and all subsequent events up to the time of the filing have been evaluated. For further information, refer to the Company’s Form 8-K/A filed on January 31, 2025 with the SEC.

The pre-Transaction combined financial results of operations, financial position, and cash flows have been prepared on a carve-out basis, which include assumptions underlying the preparation that management believe are reasonable. However, the combined pre-Transaction financial information included herein may not necessarily reflect the Company’s results of operations, financial position, and cash flows had the Company been an independent stand-alone company during the periods presented.

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

Recently Issued Accounting Pronouncements

In 2023, the Financial Accounting Standards Board ("FASB") issued guidance with the goal of providing more information about reportable segments, including disaggregated expense information. The Company adopted all required disclosures requirements in fiscal 2025.

In 2023, the FASB issued guidance with the goal of providing more information in the income tax reconciliation table and regarding income taxes paid. The Company is currently evaluating the impact of adopting this guidance.

In 2024, the FASB issued guidance with the goal of providing more expense information of certain categories of expenses that are included in line items on the face of the statements of earnings. The Company is currently evaluating the impact of adopting this guidance.

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

The following table summarizes the purchase price allocation, which is preliminary and subject to change within one year of the Closing Date:

Fair value of GLT common stock concurrent with closing	$74

Identifiable assets acquired and liabilities assumed
Cash	37
Working capital(a)	247
Property, plant and equipment	637
Identifiable intangible assets	51
Other assets	74
Other long-term liabilities	(132)
Debt	(869)
Goodwill	29
Total consideration	$74
(a) Includes a $12 million step up of inventory to fair value

When including GLT results for the periods prior to the Closing Date, unaudited pro forma net sales and net loss were $885 million and $25 million, respectively for the quarterly period ended March 30, 2024, $1,638 million and $110 million, respectively, for the two quarterly periods ended March 29, 2025, and $1,725 million and $60 million, respectively, for the two quarterly periods ended March 30, 2024. The unaudited pro forma net sales and net income figures assume that the Transaction was consummated as of the beginning of the relevant period.

4.Transaction and Other Activities

The table below sets forth the significant components of the Transaction and other activities, including supply chain financings activity charges recognized for the periods presented, by reportable segment:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Americas	$14	$3	$34	$6
Rest of World	9	1	21	8
Consolidated	$23	$4	$55	$14

The table below sets forth the activity with respect to the transaction and other activities accrual at March 29, 2025:

	Employee Severance and Benefits (a)	Transaction Activities (b)	Non-cash Charges	Other Activities	Total
Balance at September 28, 2024	$8	$—	$—	$—	$8
Charges	10	24	4	17	55
Non-cash items	—	—	(4)	—	(4)
Cash payments	(11)	(24)	—	(17)	(52)
Balance at March 29, 2025	$7	$—	$—	$—	$7
(a) Restructuring activities
(b) Includes $19 million of Transaction related compensation
5.Leases
The Company leases certain manufacturing facilities, warehouses, office space, manufacturing equipment, office equipment, and automobiles.
Supplemental lease information is as follows:

Leases	Classification	March 29, 2025	September 28, 2024
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$71	$49
Current operating lease liabilities	Accrued expenses	18	11
Noncurrent operating lease liabilities	Operating lease liability	55	39
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$—	$6
6.Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	March 29, 2025	September 28, 2024
Revolving Credit Facility	November 2029	$—	$—
Term Loan	November 2031	783	—
7.25% First Priority Senior Secured Notes	November 2031	800	—
4.75% First Priority Senior Secured Notes	October 2029	500	—
Debt discounts, deferred fees and other		(85)	—
Total long-term debt		1,998	—
Current portion of long-term debt		(8)	—
Long-term debt, less current portion		$1,990	$—

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

Despite not having financial maintenance covenants on our Term Loan and secured notes, these agreements do contain certain negative covenants. The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness. The current portion of long-term debt consists of quarterly principal payments on the term loan due within one year. We are in compliance with all covenants as of March 29, 2025.

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. During the quarter ended March 29, 2025, the Company received net proceeds of $22 million related to the settlement of existing cross-currency rate swaps, with the offset being recorded in Accumulated other comprehensive loss. Following the settlement, the Company entered into a €250 million and a €425 million cross-currency swap, maturing November 2027 and November 2029 respectively. The swaps are designated as a hedge of the Company’s foreign currency investment in foreign subsidiaries.

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	March 29, 2025	September 28, 2024
Cross-currency swaps	Designated	Other long-term liabilities	$(38)	$—

The effect of the Company’s derivative instruments on the Consolidated and Combined Statements of Operations is as follows:

		Quarterly Period Ended		Two Quarterly Periods Ended
Derivative Instruments	Statements of Income Location	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Cross-currency swaps	Interest expense	$3	$—	$5	$—

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

Included in the following tables are the major categories of assets and their current carrying values, along with the impairment loss recognized on the fair value measurement for the period then ended:

	March 29, 2025
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$26	$26	$—
Goodwill	—	—	643	643	—
Definite lived intangible assets	—	—	221	221	—
Property, plant, and equipment	—	—	1,519	1,519	—
Total	$—	$—	$2,409	$2,409	$—

	September 28, 2024
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$26	$26	$—
Goodwill	—	—	624	624	(171)
Definite lived intangible assets	—	—	200	200	(1)
Property, plant, and equipment	—	—	949	949	—
Total	$—	$—	$1,799	$1,799	$(172)

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, cross-currency swap agreements, and finance lease obligations. The book value of our marketable long-term indebtedness exceeded fair value by $77 million as of March 29, 2025. The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).
8.Income Taxes

The YTD effective income tax rate was unfavorably impacted by the jurisdictional mix of pre-tax results among the Company and its subsidiaries and losses, which generate no tax benefit in domestic and certain foreign jurisdictions.

9.Segment and Geographic Data

The Company’s operations are organized into two operating and reportable segments: Americas and Rest of World. The structure is designed to align us with our customers, provide improved service, drive future growth, and to facilitate synergy realization.

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net Sales
Americas	$473	$375	$893	$723
Rest of World	351	183	633	354
Total net sales	$824	$558	$1,526	$1,077

Operating income (loss)
Americas	$8	$20	$1	$17
Rest of World	(4)	1	(19)	(8)
Total operating income (loss)	$4	$21	$(18)	$9

Depreciation and amortization
Americas	$39	$31	$72	$61
Rest of World	19	13	39	27
Total depreciation and amortization	$58	$44	$111	$88

Selected information by geographical region is presented in the following table:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net Sales
United States and Canada	$367	$251	$673	$475
Latin America	106	124	$220	$248
Rest of World	351	183	633	354
Total net sales	$824	$558	$1,526	$1,077

Selected information by category is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net Sales
Personal Care	50%	64%	52%	64%
Consumer Solutions	50%	36%	48%	36%

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

Environmental Claims

Over the next 30 years, we are primarily responsible for the reimbursement of government oversight costs associated with certain environmental claims regarding the Fox River located in Neenah, Wisconsin. At March 29, 2025, the outstanding balance of the environmental liability and corresponding escrow asset was $14 million and $9 million, respectively.

Tax Claims

As part of a previous acquisition, the Company acquired a liability related to certain tax claims treated as a deferred purchase price (the “Deferred Consideration”). The Deferred Consideration accretes at a rate of 9.5% per annum compounded daily, which shall be paid to the selling stockholders of the previous acquisition to the extent certain existing and potential tax claims are resolved. At March 29, 2025 and March 30, 2024, the outstanding balance of the Deferred Consideration was $53 million and $55 million, respectively. If the Company incurs actual tax liability with respect to the tax claims, the amount of the Deferred Consideration owed to the selling stockholders will be reduced by the amount of such actual tax liability. The Company will be responsible for any actual tax liability in excess of the Deferred Consideration. The Deferred Consideration is reflected on the consolidated and combined balance sheets in Other long-term liabilities as the settlement of existing and potential claims is expected to be greater than one year.

11.Basic and Diluted Net Income (Loss) Per Share

Basic net income or earnings per share ("EPS") is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

	Quarterly Period Ended		Two Quarterly Periods Ended
(in millions, except share amounts)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Numerator
Consolidated net income (loss)	$(41)	$14	$(101)	$6
Denominator
Weighted average common shares outstanding - basic and dilutive	35.6	31.8	35.5	31.8
While there were no shares outstanding in prior periods, an allocation of 90% of the shares as of the completion of the Transaction have been provided for comparability purposes. Shares excluded from the current period calculation, as the effect of their conversion into shares of our common stock would be antidilutive were 1.1 million.

12.     Corporate Expense Allocation

Based on management estimates, $3 million and $9 million of general corporate expenses including information technology, accounting, legal, human resources, and other services were allocated to Treasure periods prior to the Closing Date during the six months ended March 29, 2025 and March 30, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Business. The Company’s operations are organized into two operating segments: Americas and Rest of the World. The structure is designed to align us with our customers, provide improved service, drive future growth and to facilitate synergy realization. The Americas segment consists of sites in North America and South America that manufacture a wide range of products and components of personal care and consumer solution products and components of products including medical garments, wipes, dryer sheets, face masks, filtration, baby diapers and adult incontinence. The Rest of World segment consists of sites throughout Europe and China that manufacture a broad collection of personal care and consumer solution products and components of products including medical garments, wipes, cable wrap, filtration, baby diapers and adult incontinence.

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

Outlook. The Company is affected by general economic and industrial growth, raw material availability, cost inflation, supply chain disruptions, new and changing tariffs and general industrial production. Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance. Our results are affected by our ability to pass through raw material and other cost changes, including tariffs, to our customers, improve manufacturing productivity and adapt to volume changes of our customers. Despite global macro-economic challenges and uncertainties attributed to continued rising inflation, changing tariff policies, currency devaluation and general market softness, we continue to believe our underlying long-term demand fundamental in all divisions will remain strong as we focus on providing advantaged products in targeted markets. For fiscal 2025, we project post-Transaction free cash flow of $75-95 million including $75 million of capital spending. For the calculation of post-Transaction free cash flow and further information related to free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Recent Acquisition

Our acquisition strategy is focused on improving our long-term financial performance, enhancing our market positions, and expanding our existing and complementary product lines. We seek to obtain businesses for attractive post-synergy multiples, creating value for our stockholders from synergy realization, leveraging the acquired products across our customer base, creating new platforms for future growth, and assuming best practices from the businesses we acquire. While the expected benefits on earnings are estimated at the commencement of each transaction, once the execution of the plan and integration occur, we are generally unable to accurately estimate or track what the ultimate effects have been due to system integrations and movements of activities to multiple facilities. As business combinations and restructuring plans have not allowed us to accurately separate realized synergies compared to what was initially identified, we estimate the synergy realization based on various factors.

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
Results of Operations

Comparison of the Quarterly Period Ended March 29, 2025 (the “Quarter”) and the Quarterly Period Ended March 30, 2024 (the “Prior Quarter”)

Business integration expenses consist of restructuring and impairment charges, acquisition/merger related costs, and other business optimization costs. Tables present dollars in millions.

Consolidated Overview

	Quarter	Prior Quarter	$ Change	% Change
Net sales	$824	$558	$266	48%
Operating income	4	21	(17)	(81)%

Net sales: The net sales increase included revenue from the Transaction of $311 million which was partially offset by a $26 million unfavorable impact from foreign currency changes, a $14 million decrease in selling prices and a 1% organic volume decline which was attributed to general market softness.

Operating income (loss): The operating income decline included a $8 million unfavorable impact from increased business integration costs, a $4 million loss from equipment disposals, losses from the acquired GLT business of $6 million, a $3 million unfavorable impact from foreign currency changes and an unfavorable impact from price cost spread of $3 million, partially offset by the elimination of $5 million in corporate expense allocations in Prior Quarter.

Americas

	Quarter	Prior Quarter	$ Change	% Change
Net sales	$473	$375	$98	26%
Operating income	8	20	(12)	(60)%

Net sales: The net sales increase in the Americas segment included revenue from the Transaction of $124 million partially offset by decreased selling prices of $12 million and a $15 million unfavorable impact from foreign currency changes.

Operating income: The operating income decline included an $8 million unfavorable impact from increased business integration costs, losses from the acquired GLT business of $3 million, a $2 million unfavorable impact from foreign currency changes and an unfavorable impact from price cost spread of $3 million, partially offset by the elimination of $5 million in corporate expense allocations in Prior Quarter.

Rest of World

	Quarter	Prior Quarter	$ Change	% Change
Net sales	$351	$183	$168	92%
Operating income (loss)	(4)	1	(5)	(500)%

Net sales: The net sales increase included revenue from the Transaction of $187 million which was partially offset by a $11 million unfavorable impact from foreign currency changes and a 3% organic volume decline.

Operating income (loss): The operating loss change includes losses from the acquired GLT business of $3 million, a $4 million loss from equipment disposals and an unfavorable impact from foreign currency changes.

Other expense: The increase in other expense is due to $7 million of non cash charges associated with pre Transaction tax liabilities, offset by currency movements related to intercompany loans.

Interest expense: The interest expense increase is primarily attributed to debt that was incurred concurrently with the closing of the Transaction.

Changes in Comprehensive Income

The $6 million increase in comprehensive loss from the Prior Quarter is attributed to a $47 million favorable change in currency translation offset by a $53 million increased net loss. Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar, whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates. The change in currency translation in the Quarter was primarily attributed to locations utilizing the Euro and Brazilian real as their functional currency. As part of its overall risk management, the Company uses derivative instruments to reduce foreign currency exposure to translation of certain foreign operations. The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss. The change in fair value of these instruments in the Quarter is primarily attributed to the change in the forward foreign exchange curves between measurement dates.

Comparison of the Two Quarterly Periods Ended March 29, 2025 (the “YTD”) and the Two Quarterly Periods Ended March 30, 2024 (the “Prior YTD”)

Business integration expenses consist of restructuring and impairment charges, acquisition/merger related costs, and other business optimization costs. Tables present dollars in millions.

Consolidated Overview

	YTD	Prior YTD	$ Change	% Change
Net sales	$1,526	$1,077	$449	42%
Operating income (loss)	(18)	9	(27)	(300)%

Net sales: The net sales increase included revenue from the Transaction of $497 million, which were partially offset by a $40 million unfavorable impact from foreign currency changes and a 1% organic volume decline which was attributed to general market softness.

Operating income (loss): The operating loss increase included a $12 million inventory fair value step-up charge, a $17 million unfavorable impact from increased business integration costs, a $4 million loss from equipment disposals, losses from the acquired GLT business of $9 million and a $7 million unfavorable impact from foreign currency changes partially offset by a $15 million favorable change from prior year hyperinflation in our Argentinian subsidiary and the elimination of $6 million in corporate expense allocations in Prior Year.

Americas

	YTD	Prior YTD	$ Change	% Change
Net sales	$893	$723	$170	24%
Operating income	1	17	(16)	(94)%

Net sales: The net sales increase in the Americas segment included revenue from the Transaction of $194 million which were partially offset by a $28 million unfavorable impact from foreign currency changes.

Operating income: The operating income decrease included an $18 million unfavorable impact from increased business integration costs, a $5 million inventory fair value step-up charge, losses from the acquired GLT business of $4 million and a $6 million unfavorable impact from foreign currency changes partially offset by a $15 million favorable change from prior year hyperinflation in our Argentinian subsidiary and the elimination of $6 million in corporate expense allocations in Prior Year.

Rest of World

	YTD	Prior YTD	$ Change	% Change
Net sales	$633	$354	$279	79%
Operating loss	(19)	(8)	(11)	138%

Net sales: The net sales increase in the Rest of World segment included revenue from the Transaction of $303 million which were partially offset by a $12 million unfavorable impact from foreign currency changes and a 3% organic volume decline.

Operating loss: The operating loss increase included a $7 million inventory fair value step-up charge, a $4 million loss from equipment disposals and losses from the acquired Glatfelter business of $5 million partially offset by a favorable impact from price cost spread.

Other expense: The increase in other expense is due to a $15 million prepayment penalty charge for retiring debt concurrently with the Transaction, $7 million of non-cash charges associated with pre-Transaction tax liabilities, and currency losses related to intercompany loans.

Interest expense: The interest expense increase is primarily attributed to debt that was incurred concurrently with the closing of the Transaction.

Changes in Comprehensive Income

The $168 million decline in comprehensive income from the Prior YTD is attributed to a $63 million unfavorable change in currency translation and a $105 million increased net loss. Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates. The change in currency translation in the Quarter was primarily attributed to locations utilizing the Euro and Brazilian real as their functional currency. As part of its overall risk management, the Company uses derivative instruments to reduce foreign currency exposure to translation of certain foreign operations. The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss. The change in fair value of these instruments in the quarter is primarily attributed to the change in the forward foreign exchange curves between measurement dates.
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

Cash Flows

Net cash from operating activities increased $14 million from the Prior YTD primarily related to improved working capital being partially offset by $19 million of charges related to the Transaction.

Net cash from investing activities increased $33 million from the Prior YTD primarily attributed to cash acquired in connection with the Transaction and settlement of net investment hedges in the YTD compared to the settlement of short-term marketable securities in Prior YTD.

Net cash from financing activities increased $25 million from Prior YTD primarily attributed to higher transfers from Berry prior to the Transaction.

Free Cash Flow

Our consolidated free cash flow for the YTD are summarized as follows:

March 29, 2025
Cash flow from operating activities	$7
Pre-Transaction free cash flow from operating activities (1)	90
Additions to property, plant and equipment	(39)
Post-Transaction free cash flow	$58
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

Liquidity Outlook

At March 29, 2025, our cash balance was $283 million, which was primarily located outside the U.S. We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs with the exception of funds needed to cover all long-term debt obligations, which we intend to refinance prior to maturity. The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities and accounts receivable supply chain financing programs. Our senior secured credit facilities are comprised of (i) $783 million Term Loan and (ii) the $350 million Revolving Credit Facility with no borrowings outstanding. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus SOFR. The applicable margin for SOFR rate borrowings under the Revolving Credit Facility ranges from 1.50% to 2.00%, and the margin for the Term Loan is 4.25% per annum. As of period end, the SOFR rate of approximately 4.34% was applicable to the Term Loan. A change of 0.25% on these floating interest rate exposures would increase our annual interest expense by approximately $2 million.

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the Euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso. Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses. Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income. A 10% decline in foreign currency exchange rates would have had a $1 million unfavorable impact on our Net income for the quarterly period ended March 29, 2025. See Note 7—Financial Instruments and Fair Value Measurements.

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

As part of the Transaction’s transition services agreement, the Company will rely on Berry’s systems and processes through the integration period. In November 2024, Berry announced the intent to merge with Amcor plc. Ramifications to the Company, if any, as a result of the Berry/Amcor merger are being assessed and we will continue to evaluate the potential impacts to the transition services provided by Berry and closely monitor developments as they arise.

Other than in connection with the Transaction and the proposed merger of Berry and Amcor, there were no changes in our internal control over financial reporting that occurred during the Quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings

See the discussion of legal proceedings contained in Note 10—Contingencies and Commitments to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A. Risk Factors

Before investing in our securities, we recommend that investors carefully consider the risks described in our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including our Form 8-K/A filed on January 31, 2024, and other documents filed with the SEC. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations. Except as follows, there have been no material changes to the risk factors included in our SEC filings.

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

We are exposed to various risks due to economic, political and social instabilities, market volatility, natural disasters, debt and credit issues, currency controls, new or increased tariffs, foreign exchange and interest rate changes. These risks can negatively impact our net sales, net earnings and cash flows.

Item 6. Exhibits
The following exhibits are filed or furnished herewith or incorporated by reference as indicated.

Incorporated by reference to
10.1*	Amendment No. 1 to the Asset-Based Revolving Credit Agreement, dated November 4, 2024, by and among Treasure Holdco, Inc., Magnera Corporation, certain subsidiaries of Magnera, the lenders party thereto and Wells Fargo Bank, National Association as administrative agent, collateral agent and U.K. security trustee for the lenders.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer.
32.2**	Section 1350 Certification of the Chief Financial Officer.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Extension Calculation Linkbase.
101.DEF	Inline XBRL Extension Definition Linkbase.
101.LAB	Inline XBRL Extension Label Linkbase.
101.PRE	Inline XBRL Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as an inline XBRL and contained in Exhibit 101).

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Magnera Corporation

May 7, 2025	By:	/s/ James M. Till
James M. Till
Chief Financial Officer