Form 10-Q
period 2025-06-28
Magnera Corp
filed 2025-08-06
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2025
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
Common Stock outstanding on August 6, 2025 totaled 35.6 million shares.

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

These risks and other factors are discussed in various periodic reports filed with the Securities and Exchange Commission (the “SEC”), including in our recent Form 8-K/A filed on January 31, 2025.  All forward-looking statements are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Form 10-Q

Magnera Corporation
Form 10-Q Index
For the Quarterly Period Ended June 28, 2025

Form 10-Q

Part I – Financial Information

Item 1 – Financial Statements

Magnera Corporation
Consolidated and Combined Statements of Operations
(Unaudited)

	Quarterly Period Ended		Three Quarterly Periods Ended
(in millions of dollars, except per share amounts)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$839	$556	$2,365	$1,633
Costs and expenses:
Cost of goods sold	749	489	2,116	1,454
Selling, general and administrative	50	26	141	82
Amortization of intangibles	13	12	41	36
Transaction and other activities	14	4	69	18
Corporate expense allocation	—	8	3	17
Operating income (loss)	13	17	(5)	26
Other expense (income), net	—	—	26	(1)
Interest expense	37	1	102	3
Income (loss) before income taxes	(24)	16	(133)	24
Income tax benefit	(6)	(3)	(14)	(1)
Net income (loss)	$(18)	$19	$(119)	$25

Net income (loss) per share:
Basic and Diluted	(0.51)	0.60	(3.35)	0.79

Consolidated and Combined Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarterly Period Ended		Three Quarterly Periods Ended
(in millions of dollars)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income (loss)	$(18)	$19	$(119)	$25
Other comprehensive income, net of tax:
Currency translation gain (loss)	50	(37)	4	(19)
Other comprehensive income (loss)	50	(37)	4	(19)
Comprehensive income (loss)	$32	$(18)	$(115)	$6

See notes to consolidated and combined financial statements.

Magnera Corporation
Consolidated and Combined Balance Sheets

(in millions of dollars)	June 28, 2025	September 28, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$276	$230
Accounts receivable	517	359
Finished goods	327	156
Raw materials	208	103
Prepaid expenses and other current assets	156	38
Total current assets	1,484	886
Noncurrent assets:
Property, plant and equipment	1,473	949
Goodwill and intangible assets	937	850
Right-of-use assets	65	49
Other assets	153	73
Total assets	$4,112	$2,807

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$393	$295
Accrued expenses	183	162
Current portion of long-term debt	8	—
Total current liabilities	584	457
Noncurrent liabilities:
Long-term debt	1,991	—
Deferred income taxes	73	78
Operating lease liabilities	48	39
Other long-term liabilities	285	94
Total liabilities	2,981	668

Stockholders’ equity:
Berry net investment	—	2,307
Additional paid-in capital	1,414	—
Retained loss	(119)	—
Accumulated other comprehensive loss	(164)	(168)
Total stockholders’ equity	1,131	2,139
Total liabilities and stockholders’ equity	$4,112	$2,807

See notes to consolidated and combined financial statements.

Magnera Corporation
Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Three Quarterly Periods Ended
(in millions of dollars)	June 28, 2025	June 29, 2024
Cash Flows from Operating Activities:
Net income (loss)	$(119)	$25
Adjustments to reconcile net cash from operating activities:
Depreciation	128	94
Amortization of intangibles	41	36
Non-cash interest expense	12	4
Deferred income tax	7	(9)
Share-based compensation expense	15	6
Other non-cash operating activities, net	45	2
Changes in working capital, net	(119)	(125)
Change in other assets and liabilities	(3)	(2)
Net cash from operating activities	7	31

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(52)	(56)
Cash acquired from GLT acquisition	37	—
Settlement of net investment hedges	22	—
Other investing activities and other	—	29
Net cash from (used in) investing activities	7	(27)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,556	—
Repayments on long-term borrowings	(434)	(3)
Transfers from (to) Berry, net	34	(8)
Cash distribution to Berry	(1,111)	—
Debt fees and other, net	(17)	—
Net cash from (used in) financing activities	28	(11)
Effect of currency translation on cash	4	(2)
Net change in cash and cash equivalents	46	(9)
Cash and cash equivalents at beginning of period	230	185
Cash and cash equivalents at the end of period	$276	$176

See notes to consolidated and combined financial statements.

Magnera Corporation
Consolidated and Combined Statements of Changes in Stockholders’ Equity
(Unaudited)

(in millions of dollars)
Quarterly Period Ended	Berry Net Investment	Additional Paid-in Capital	Other Comprehensive Income (Loss) - Currency Translation	Retained Loss	Total Stockholders’ Equity
Balance at March 29, 2025	$—	$1,408	$(214)	$(101)	$1,093
Net loss	—	—	—	(18)	(18)
Other comprehensive income (loss)	—	—	50	—	50
Share-based compensation	—	5	—	—	5
Other	—	1	—	—	1
Balance at June 28, 2025	$—	$1,414	$(164)	$(119)	$1,131

Balance at March 30, 2024	2,583	—	(153)	—	2,430
Net income	19	—	—	—	19
Other comprehensive income (loss)	—	—	(37)	—	(37)
Transfers from parent, net	(18)	—	—	—	(18)
Balance at June 29, 2024	$2,584	$—	$(190)	$—	$2,394

Three Quarterly Periods Ended	Berry Net Investment	Additional Paid-in Capital	Other Comprehensive Income (Loss) - Currency Translation	Retained Loss	Total Stockholders’ Equity
Balance at September 28, 2024	$2,307	$—	$(168)	$—	$2,139
Net loss	—	—	—	(119)	(119)
Other comprehensive income (loss)	—	—	4	—	4
Transfers to Berry, net	(1,111)	—	—	—	(1,111)
October net investment	129	—	—	—	129
Distribution of Berry’s net investment	(1,325)	1,325	—	—	—
Acquisition of GLT	—	74	—	—	74
Share-based compensation	—	15	—	—	15
Other	—	—	—	—	—
Balance at June 28, 2025	$—	$1,414	$(164)	$(119)	$1,131

Balance at September 30, 2023	$2,561	$—	$(171)	$—	$2,390
Net income	25	—	—	—	25
Other comprehensive income (loss)	—	—	(19)	—	(19)
Transfers from parent, net	(2)	—	—	—	(2)
Balance at June 29, 2024	$2,584	$—	$(190)	$—	$2,394

See notes to consolidated and combined financial statements.

Magnera Corporation
Notes to Consolidated Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)

1.         Basis of Presentation

On November 4, 2024 (the “Closing Date”), Treasure Holdco, Inc. (“Treasure”), which was a wholly owned subsidiary of Berry Global Group, Inc. (“Berry”), completed its merger (the “Transaction”) with the Glatfelter Corporation (“GLT” or “Glatfelter”) which concurrently changed its name to Magnera Corporation (the “Company,” “we,” or “Magnera”).  As a result, pre-Transaction Treasure shareholders received shares of Magnera representing 90% of the combined company and GLT shareholders retained 10%.  As Treasure was identified as the accounting acquirer, the prior year presentation represents standalone Treasure results with the acquisition method of accounting being applied to the assets acquired and liabilities assumed of GLT. See Note 3—Acquisition.

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

Recently Issued Accounting Pronouncements

In 2023, the Financial Accounting Standards Board ("FASB") issued guidance with the goal of providing more information about reportable segments, including disaggregated expense information. The Company will adopt all required disclosures requirements in fiscal 2025.

In 2023, the FASB issued guidance with the goal of providing more information in the income tax reconciliation table and regarding income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. The Company is currently evaluating the impact of adopting this guidance.

In 2024, the FASB issued guidance with the goal of providing more expense information for certain categories of expenses that are included in line items on the face of the statements of earnings. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, and may be adopted on a prospective or retrospective basis, and allows for early adoption. The Company is currently evaluating the impact of adopting this guidance.

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

3.         Acquisition

Glatfelter

The Transaction combined GLT’s sustainable solutions and product portfolio with Treasure’s proprietary technologies and global scale.  The Company is now a global leader in growing markets while serving some of the world’s largest brand owners.  The results of GLT have been included in the consolidated results of the Company since the Closing Date.

The GLT acquisition has been accounted for under the purchase method of accounting. Under this method, the assets acquired and liabilities assumed have been recorded based on estimated fair values as of the Closing Date. Certain assets, including inventory, intangibles, and property, plant, and equipment included in the purchase price allocation have been estimated based on the current valuation. The Company's valuation analysis over the acquired business will be finalized during the fourth quarter. The Company has recognized goodwill on this Transaction primarily as a result of expected cost synergies and expects goodwill not to be deductible for tax purposes.

The following table summarizes the purchase price allocation, which is preliminary and subject to change within one year of the Closing Date:

Fair value of GLT common stock concurrent with closing	$74

Identifiable assets acquired and liabilities assumed
Cash	37
Working capital(a)	246
Property, plant and equipment	578
Identifiable intangible assets	19
Other assets	71
Other long-term liabilities	(100)
Debt	(869)
Goodwill(b)	92
Total consideration	$74
         (a) Includes a $12 million step up of inventory to fair value
            (b) Recorded in Americas segment

When including GLT results for the periods prior to the Closing Date, unaudited pro forma net sales and net loss were $885 million and $20 million, respectively for the quarterly period ended June 29, 2024, $2,477 million and $131 million, respectively, for the three quarterly periods ended June 28, 2025, and $2,610 million and $80 million, respectively, for the three quarterly periods ended June 29, 2024. The unaudited pro forma net sales and net income figures assume that the Transaction was consummated as of the beginning of the relevant period.

4.         Transaction and Other Activities

The table below sets forth the significant components of the Transaction and other activities, including supply chain financings activity charges recognized for the periods presented, by reportable segment:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Americas	$10	$4	$44	$10
Rest of World	4	—	25	8
Consolidated	$14	$4	$69	$18

The table below sets forth the activity with respect to the Transaction and other activities accrual at June 28, 2025:

	Employee Severance	Transaction	Non-Cash	Other
	and Benefits (a)	Activities (b)	Charges	Activities	Total
Balance at September 28, 2024	$8	$—	$—	$—	8
Charges	14	27	5	23	69
Non-cash items	—	—	(5)	—	(5)
Cash payments	(16)	(27)	—	(23)	(66)
Balance at June 28, 2025	$6	$—	$—	$—	$6

(a)  Restructuring activities
(b)  Includes $19 million of Transaction related compensation

5.         Leases

The Company leases certain manufacturing facilities, warehouses, office space, manufacturing equipment, office equipment, and automobiles.

Supplemental lease information is as follows:

Leases	Classification	June 28, 2025	September 28, 2024
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$65	$49
Current operating lease liabilities	Accrued expenses	19	11
Noncurrent operating lease liabilities	Operating lease liability	48	39

Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$—	$6

6.         Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	June 28, 2025	September 28, 2024
Revolving Credit Facility	November 2029	$—	$—
Term Loan	November 2031	781	—
7.25% First Priority Senior Secured Notes	November 2031	800	—
4.75% First Priority Senior Secured Notes	October 2029	500	—
Debt discounts, deferred fees and other		(82)	—
Total long-term debt		1,999	—
Current portion of long-term debt		(8)	—
Long-term debt, less current portion		$1,991	$—

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

Despite not having financial maintenance covenants on our Term Loan and secured notes, these agreements do contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness. The current portion of long-term debt consists of quarterly principal payments on the term loan due within one year. We are in compliance with all covenants as of June 28, 2025.

Debt discounts, deferred financing fees and the purchase price adjustment related to the retained GLT 4.75% First Priority Senior Secured Notes are presented net of Long-term debt, less the current portion on the Consolidated and Combined Balance Sheets and are amortized to Interest expense on the Consolidated and Combined Statements of Operations through maturity.

7.         Financial Instruments and Fair Value Measurements

In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors.  The Company may use derivative financial instruments to help manage market risk and reduce the exposure to fluctuations in foreign currencies.  These financial instruments are not used for trading or other speculative purposes.

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. During fiscal 2025, the Company received net proceeds of $22 million related to the settlement of existing cross-currency rate swaps, with the offset being recorded in Accumulated other comprehensive loss. Following the settlement, the Company entered into a €250 million and a €425 million cross-currency swap, maturing November 2027 and November 2029 respectively. The swaps are designated as a hedge of the Company’s foreign currency investment in foreign subsidiaries. When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	June 28, 2025	September 28, 2024
Cross-currency swaps	Designated	Other long-term liabilities	$(106)	$—

The effect of the Company’s derivative instruments on the Consolidated and Combined Statements of Operations is as follows:

		Quarterly Period Ended		Three Quarterly Periods Ended
Derivative Instruments	Statements of Income Location	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cross-currency swaps	Interest expense	$2	$—	$7	$—

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

Included in the following tables are the major categories of assets and their current carrying values, along with the impairment loss recognized on the fair value measurement for the period then ended:

	June 28, 2025
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$26	$26	$—
Goodwill	—	—	726	726	—
Definite lived intangible assets	—	—	185	185	—
Property, plant, and equipment	—	—	1,473	1,473	—
Total	$—	$—	$2,410	$2,410	$—

	September 28, 2024
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$26	$26	$—
Goodwill	—	—	624	624	(171)
Definite lived intangible assets	—	—	200	200	(1)
Property, plant, and equipment	—	—	949	949	—
Total	$—	$—	$1,799	$1,799	$(172)

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, and cross-currency swap agreements.  The book value of our marketable long-term indebtedness exceeded fair value by $104 million as of June 28, 2025.  The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).

8.         Income Taxes

The YTD effective income tax rate was unfavorably impacted by the jurisdictional mix of pre-tax results among the Company and its subsidiaries and losses, which generate no tax benefit in domestic and certain foreign jurisdictions.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted. The Act provides for several corporate tax changes including, but not limited to, restoring full expensing of domestic research and development costs, restoring immediate deductibility of certain capital expenditures, and changes in the computations of U.S. taxation on international earnings. We will continue to evaluate the impact this tax legislation may have on our business.

9.         Segment and Geographic Data

The Company’s operations are organized into two operating and reportable segments: Americas and Rest of World. The structure is designed to align us with our customers, provide improved service, drive future growth, and to facilitate synergy realization.

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net Sales
Americas	$473	$388	$1,366	$1,111
Rest of World	366	168	999	522
Total net sales	$839	$556	$2,365	$1,633

Operating income (loss)
Americas	$12	$16	$13	$33
Rest of World	1	1	(18)	(7)
Total operating income (loss)	$13	$17	$(5)	$26

Depreciation and amortization
Americas	$35	$30	$107	$91
Rest of World	23	12	62	39
Total depreciation and amortization	$58	$42	$169	$130

Selected information by geographical region is presented in the following table:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net Sales
United States and Canada	$369	$253	$1,042	$728
Latin America	104	135	324	383
Rest of World	366	168	999	522
Total net sales	$839	$556	$2,365	$1,633

Selected information by category is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net Sales
Personal Care	46%	64%	48%	64%
Consumer Solutions	54%	36%	52%	36%

10.       Contingencies and Commitments

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

Environmental Claims

Over the next 30 years, we are primarily responsible for the reimbursement of government oversight costs associated with certain environmental claims regarding the Fox River located in Neenah, Wisconsin. At June 28, 2025, the outstanding balance of the environmental liability and corresponding escrow asset was $18 million and $9 million, respectively.

Tax Claims

As part of a previous acquisition, the Company acquired a liability related to certain tax claims treated as a deferred purchase price (the “Deferred Consideration”). The Deferred Consideration accretes at a rate of 9.5% per annum compounded daily, which shall be paid to the selling stockholders of the previous acquisition to the extent certain existing and potential tax claims are resolved. At June 28, 2025 and June 29, 2024, the outstanding balance of the Deferred Consideration was $56 million and $51 million, respectively. If the Company incurs actual tax liability with respect to the tax claims, the amount of the Deferred Consideration owed to the selling stockholders will be reduced by the amount of such actual tax liability. The Company will be responsible for any actual tax liability in excess of the Deferred Consideration. The Deferred Consideration is reflected on the consolidated and combined balance sheets in Other long-term liabilities as the settlement of existing and potential claims is expected to be greater than one year.

11.       Basic and Diluted Net Income (Loss) Per Share

Basic net income or earnings per share ("EPS") is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

	Quarterly Period Ended		Three Quarterly Periods Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator
Consolidated net income (loss)	$(18)	$19	$(119)	$25
Denominator
Weighted average common shares outstanding - basic and dilutive	35.6	31.8	35.5	31.8

While there were no shares outstanding in prior periods, an allocation of 90% of the shares as of the completion of the Transaction have been provided for comparability purposes. Shares excluded from the current period calculation, as the effect of their conversion into shares of our common stock would be antidilutive were 1.1 million.

12.       Corporate Expense Allocation

Based on management estimates, $3 million and $17 million of general corporate expenses including information technology, accounting, legal, human resources, and other services were allocated to Treasure periods prior to the Closing Date during the nine months ended June 28, 2025 and June 29, 2024, respectively.

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

Outlook.  The Company is affected by general economic and industrial growth, raw material availability, cost inflation, supply chain disruptions, new and changing tariffs and general industrial production.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes, including tariffs, to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  During fiscal 2025, the Company announced capacity rationalizations in order to deliver future cost savings and optimize equipment utilization. In total, over the next two years, these actions are projected to cost approximately $20 million with the operations savings intended to counter general economic softness.  Despite global macro-economic challenges and uncertainties attributed to continued rising inflation, changing tariff policies and general market softness, we continue to believe our underlying long-term demand fundamental in all divisions will remain strong as we focus on providing advantaged products in targeted markets.  For fiscal 2025, we project post-Transaction free cash flow of $75-95 million including $75 million of capital spending.  For the calculation of post-Transaction free cash flow and further information related to free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Acquisition Strategy

As part of our growth strategy, we intend pursue additional acquisition targets. Our acquisition strategy is focused on identifying attractive assets that will support improving our long-term financial performance, enhancing our market positions, and expanding our existing and complementary product lines. We seek to obtain businesses for attractive post-synergy multiples, creating value for our stockholders from synergy realization, leveraging the acquired products across our customer base, creating new platforms for future growth, and assuming best practices from the businesses we acquire. While the expected benefits on earnings will be estimated at the commencement of each transaction, once the execution of the plan and integration occur, we may be unable to accurately estimate or track what the ultimate effects will be due to system integrations and movements of activities to multiple facilities.

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

Results of Operations

Comparison of the Quarterly Period Ended June 28, 2025 (the “Quarter”) and the Quarterly Period Ended June 29, 2024 (the “Prior Quarter”)

Business integration expenses consist of restructuring and impairment charges, acquisition/merger related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview

	Quarter	Prior Quarter	$ Change	% Change
Net sales	$839	$556	$283	51%
Operating income	13	17	(4)	(24)%

Net sales:   The net sales increase included revenue from the Transaction of $320 million which was partially offset by a $7 million decrease in selling prices and a 5% organic volume decline which was attributed to general market softness in Europe and competitive pressures from imports in South America.

Operating income (loss): The operating income decline included an $8 million unfavorable impact from increased business integration costs, a $4 million unfavorable impact from the volume decline, a $4 million increase in stock compensation expense and an unfavorable impact from price cost spread of $3 million, partially offset by the elimination of $8 million in corporate expense allocations in Prior Quarter and income from the acquired GLT business of $5 million.

Americas

	Quarter	Prior Quarter	$ Change	% Change
Net sales	$473	$388	$85	22%
Operating income	12	16	(4)	(25)%

Net sales:  The net sales increase included revenue from the Transaction of $124 million partially offset by decreased selling prices of $8 million, a $9 million unfavorable impact from foreign currency changes and a 6% organic volume decline which was primarily attributed to competitive pressures from imports in South America.

Operating income: The operating income decline included a $5 million unfavorable impact from increased business integration costs, a $3 million unfavorable impact from the volume decline, a $3 million increase in stock compensation expense and an unfavorable impact from price cost spread of $5 million, partially offset by the elimination of $6 million in corporate expense allocations in Prior Quarter and income from the acquired GLT business of $5 million.

Rest of World

	Quarter	Prior Quarter	$ Change	% Change
Net sales	$366	$168	$198	118%
Operating income	1	1	—	—%

Net sales:  The net sales increase included revenue from the Transaction of $196 million and a $7 million favorable impact from foreign currency changes, partially offset by a 3% organic volume decline which was primarily attributed to general market softness in Europe.

Operating income: The operating income decline included a $3 million unfavorable impact from increased business integration costs partially offset by the elimination of corporate expense allocations in Prior Quarter.

Interest expense: The interest expense increase is primarily attributed to debt that was incurred concurrently with the closing of the Transaction.

Changes in Comprehensive Income

The $50 million increase in comprehensive income from the Prior Quarter is attributed to a $87 million favorable change in currency translation offset by a $37 million increased net loss.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar, whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the Quarter was primarily attributed to locations utilizing the Euro and Brazilian real as their functional currency.  As part of its overall risk management, the Company uses derivative instruments to reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in the Quarter is primarily attributed to the change in the forward foreign exchange curves between measurement dates.

Comparison of the Three Quarterly Periods Ended June 28, 2025 (the “YTD”) and the Three Quarterly Periods Ended June 29, 2024 (the “Prior YTD”)

Business integration expenses consist of restructuring and impairment charges, acquisition/merger related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview

	YTD	Prior YTD	$ Change	% Change
Net sales	$2,365	$1,633	$732	45%
Operating income (loss)	(5)	26	(31)	(119)%

Net sales:   The net sales increase included revenue from the Transaction of $817 million, which was partially offset by a $42 million unfavorable impact from foreign currency changes and a 2% organic volume decline which was attributed to general market softness in Europe and competitive pressures from imports in South America.

Operating income (loss): The operating loss increase included a $12 million inventory fair value step-up charge, a $25 million unfavorable impact from increased business integration costs, a $7 million unfavorable impact from foreign currency changes and an $11 million increase in stock compensation expense partially offset by a $15 million favorable change from prior year hyperinflation in our Argentinian subsidiary and the elimination of $14 million in corporate expense allocations in Prior Year.

Americas

	YTD	Prior YTD	$ Change	% Change
Net sales	$1,366	$1,111	$255	23%
Operating income	13	33	(20)	(60)%

Net sales:  The net sales increase included revenue from the Transaction of $318 million partially offset by a $37 million unfavorable impact from foreign currency changes and a 2% organic volume decline which was primarily attributed to competitive pressures from imports in South America.

Operating income: The operating income decrease included a $23 million unfavorable impact from increased business integration costs, a $5 million inventory fair value step-up charge, a $6 million unfavorable impact from foreign currency changes, a $6 million increase in stock compensation expense and $6 million unfavorable price cost spread partially offset by a $15 million favorable change from prior year hyperinflation in our Argentinian subsidiary and the elimination of $12 million in corporate expense allocations in Prior Year.

Rest of World

	YTD	Prior YTD	$ Change	% Change
Net sales	$999	$522	$477	91%
Operating loss	(18)	(7)	(11)	(157)%

Net sales:  The net sales increase included revenue from the Transaction of $499 million partially offset by a 3% organic volume decline which was primarily attributed to general market softness in Europe.

Operating loss: The operating loss increase included a $7 million inventory fair value step-up charge, losses from the acquired Glatfelter business of $6 million and a $5 million increase in stock compensation expense partially offset by a $6 million favorable impact from price cost spread.

Other expense: The increase in other expense is due to a $15 million prepayment penalty charge for retiring debt concurrently with the Transaction, $8 million of non-cash charges associated with pre-Transaction tax liabilities, and currency losses related to intercompany loans.

Interest expense: The interest expense increase is primarily attributed to debt that was incurred concurrently with the closing of the Transaction.

Changes in Comprehensive Income

The $121 million decline in comprehensive income from the Prior YTD is attributed to a $23 million favorable change in currency translation and a $144 million increased net loss.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the Quarter was primarily attributed to locations utilizing the Euro and Brazilian real as their functional currency.  As part of its overall risk management, the Company uses derivative instruments to reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in the quarter is primarily attributed to the change in the forward foreign exchange curves between measurement dates.

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

Cash Flows

Net cash from operating activities decreased $24 million from the Prior YTD primarily related to a decline in net income prior to non-cash activities primarily due to costs related to the Transaction.

Net cash from investing activities increased $34 million from the Prior YTD primarily attributed to cash acquired in connection with the Transaction and settlement of net investment hedges in the YTD compared to the settlement of short-term marketable securities in Prior YTD.

Net cash from financing activities increased $39 million from Prior YTD primarily attributed to higher transfers from Berry prior to the Transaction.

Free Cash Flow

Our consolidated free cash flow for the YTD are summarized as follows:

June 28, 2025
Cash flow from operating activities	$7
Pre-Transaction free cash flow from operating activities (1)	90
Additions to property, plant and equipment	(52)
Post-Transaction free cash flow	$45
                                              (1)  Pre-merger cash flow includes pre-Transaction cash from operations and other cash payments burdened by the Transaction.

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

Liquidity Outlook

At June 28, 2025, our cash balance was $276 million, which was primarily located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs with the exception of funds needed to cover all long-term debt obligations, which we intend to refinance prior to maturity.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities and accounts receivable supply chain financing programs.  Our senior secured credit facilities are comprised of (i) $781 million Term Loan and (ii) the $350 million Revolving Credit Facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus SOFR.  The applicable margin for SOFR rate borrowings under the Revolving Credit Facility ranges from 1.50% to 2.00%, and the margin for the Term Loan is 4.25% per annum.  As of period end, the SOFR rate of approximately 4.39% was applicable to the Term Loan.  A change of 0.25% on these floating interest rate exposures would increase our annual interest expense by approximately $2 million.

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the Euro, British pound sterling, Brazilian real, Chinese renminbi, Canadian dollar and Mexican peso.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.   Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had a $2 million unfavorable impact on our Net income for the quarterly period ended June 28, 2025.  See Note 7—Financial Instruments and Fair Value Measurements.

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

As part of the Transaction’s transition services agreement, the Company will rely on Berry’s systems and processes through the integration period. In May 2025, Berry merged with Amcor plc (“Amcor”). Ramifications to the Company, specifically around ERP system controls, as a result of the Berry/Amcor merger are being assessed and we will continue to evaluate the potential impacts to the transition services provided by Berry/Amcor and closely monitor developments as they arise.

Other than in connection with the Transaction and the merger of Berry and Amcor, there were no changes in our internal control over financial reporting that occurred during the Quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

See the discussion of legal proceedings contained in Note 10—Contingencies and Commitments to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.

Item 1A.  Risk Factors

Before investing in our securities, we recommend that investors carefully consider the risks described in our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including our Form 8-K/A filed on January 31, 2025, and other documents filed with the SEC. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations. Except as follows, there have been no material changes to the risk factors included in our SEC filings.

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

Magnera Corporation

August 6, 2025	By:	/s/ James M. Till
James M. Till
Chief Financial Officer