Form 10-K
period 2025-09-27
Magnera Corp
filed 2025-11-25
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2025
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
4350 Congress Street, Suite 600
Charlotte, North Carolina 28209
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	MAGN	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☒ Yes   ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes   ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)  ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Small reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant had filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No
The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $650.8 million as of March 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the closing sale price as reported on the New York Stock Exchange. As of November 25, 2025, there were 35.6 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Magnera Corporation’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

Additionally, we caution readers that the list of important factors discussed in the section titled “Risk Factors” may not contain all of the material factors that are important to you.  All forward-looking statements are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2025

Part I – Financial Information

Item 1.  BUSINESS
(In millions of dollars, except as otherwise noted)

General

The Company is a leading global supplier of a diverse portfolio of innovative specialty materials comprised of organic and synthetic raw ingredients. We market our products predominantly into stable, consumer-oriented end markets for disposable and durable applications. End user examples include wipes, healthcare, adult incontinence, apparel, baby, feminine care, air filtration, and food and beverage. We also provide technical solutions in infrastructure markets. Our customers include a mix of leading global and national brands, private label, and small to mid-sized regional businesses.

On November 4, 2024 (the “Closing Date”), Treasure Holdco, Inc. (“Treasure”), which was a wholly owned subsidiary of Berry Global Group, Inc. (“Berry”), completed its merger (the “Transaction”) with the Glatfelter Corporation (“GLT” or “Glatfelter”) which concurrently changed its name to Magnera Corporation (the “Company,” “we,” or “Magnera”).  As a result, pre-Transaction Treasure shareholders received shares of Magnera representing 90% of the combined company and GLT shareholders retained 10%.  As Treasure was identified as the accounting acquirer, the prior year presentation represents standalone Treasure results with the acquisition method of accounting being applied to the assets acquired and liabilities assumed from GLT. See Note 2. Acquisition.

Additional financial information about our segments is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated and Combined Financial Statements,” which are included elsewhere in this report.

Segment Overview

The Company’s operations are organized into two operating and reportable segments: Americas and Rest of World. The structure is designed to align us with our customers, provide improved service, enable future growth initiatives and efficiency of decision making to facilitate synergy realization.

Americas
The Americas segment is the Company's largest segment, accounting for 57% of consolidated net sales. Our Americas operations consist of 22 manufacturing facilities - 14 in the United States, 3 in Brazil, 2 in Mexico, 2 in Canada, and 1 in Colombia. The segment primarily manufactures a wide range of products and components of personal care and consumer solution products and components of products including medical garments, wipes, dryer sheets, filtration, baby diapers and adult incontinence.

Rest of World
The Rest of World segment represents 43% of our consolidated net sales. Our Rest of World operations consist of 23 manufacturing facilities - 7 in Germany, 5 in France, 4 in United Kingdom, 2 in China, 2 in Spain, and 1 each in Italy, Netherlands, and Philippines. This segment primarily manufactures a broad collection of personal care and consumer solution products and components of products including tea bags, coffee filters, wipes, cable wrap, filtration, baby diapers and adult incontinence.

Marketing, Sales, and Competition

We reach our customer base through a direct sales force of dedicated professionals. Our scale enables us to dedicate certain sales and marketing efforts to particular customers, when applicable, which enables us to develop expertise that we believe is valued by our customers.

The major markets in which the Company sells its products are highly competitive. Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Competitors include, but are not limited to, Ahlstrom, Avgol, Mativ, PFNonwovens, Freudenberg, and Fitesa.

Raw Materials

Our primary raw materials are polymer resin, wood-based fibers, and pulps. In addition, we use other materials in various manufacturing processes. While temporary industry-wide shortages of raw materials have occurred, we have historically been able to manage the supply chain disruption by working closely with our suppliers and customers.  Changes in the price of raw materials are generally passed on to customers through contractual price mechanisms over time, during contract renewals, and other means.

Patents, Trademarks and Other Intellectual Property

We customarily seek patent and trademark protection for our products and brands while seeking to protect our proprietary know-how. While important to our business in the aggregate, sales of any one individually patented product is not considered material to any specific segment or our consolidated results.

Environment and Sustainability

Sustainability is comprehensively embedded across our business, from how we run our manufacturing operations more efficiently to the investments we are making in sustainable solutions. With our global scale, deep industry experience, and strong capabilities, we are uniquely positioned to assist our customers in the design and development of sustainable solutions. We also work globally on continuous improvement of energy usage, water efficiency, waste reduction, recycling, and reducing our greenhouse gas emissions.

Human Capital and Employees

Health and Safety
Safety for our approximately 8,500 employees is our number one priority. We believe when it comes to employee safety, our best should always be our standard. It is through the adherence to our global environment, health, and safety principles that we have been able to identify and mitigate operational risks and drive continuous improvement.

Talent and Development
We seek to attract, develop and retain talent throughout the Company. Our succession management strategy focuses on a structured succession framework and multiple years of performance. Our holistic approach to developing key managers and identifying future leaders includes challenging assignments, formal development plans and professional coaching.

Employee Engagement
We seek to ensure that our employees are motivated to perform every day. To further that objective, our engagement approach focuses on clear communication and recognition. We communicate through regular employee meetings with business and market updates and information on production, safety, quality and other operating metrics. We have many recognition-oriented awards and conduct Company-wide engagement surveys, which have generally indicated high levels of engagement and trust in leadership.

Inclusion
We strive to build a safe and inclusive culture where employees feel valued and treated with respect. We believe inclusion helps drive engagement, innovation and organizational growth. To date, our focus has been on providing training for our global workforce and increasing awareness about the importance of having a culture of inclusion.

Ethics
Our employees are expected to act with integrity and we maintain a global Code of Business Conduct that is acknowledged by employees and provides the Company's framework for conducting business ethically.

Available Information

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to those reports through our internet website as soon as reasonably practicable after they have been electronically filed with the SEC. Our internet address is www.magnera.com.  The information contained on our website is not being incorporated herein.

Item 1A.  RISK FACTORS

Operational Risks

Global economic conditions, including inflation and supply chain disruptions, may negatively impact our business operations and financial results.

Challenging current and future global economic conditions, including inflation and supply chain disruptions may negatively impact our business operations and financial results. Current global economic challenges, including inflation and supply chain constraints may put pressure on our business.

When challenging economic conditions exist, our customers may delay, decrease or cancel purchases from us, and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to customers, which may affect our ability to meet customer demands, and result in a loss of business. Weakened global economic conditions may also result in unfavorable changes in our product prices, product mix and profit margins. Although we take measures to mitigate the impact of inflation, including through pricing actions and productivity programs, if these actions are not effective our cash flow, financial condition, and results of operations could be adversely impacted. In addition, there could be a time lag between recognizing the benefit of our mitigating actions and when the inflation occurs and there is no assurance that our mitigating measures will be able to fully mitigate the impact of inflation.

Political volatility may also contribute to the general economic conditions, changing fiscal policy and regulatory uncertainty in regions in which we operate.  Future unrest and changing policies could result in an adverse impact to our financial condition. Political developments can also disrupt the markets we serve and the tax jurisdictions in which we operate and may affect our business, financial condition and results of operations.

Raw material and energy inflation or shortage of availability could harm our financial condition and results of operations.

Raw materials and energy are subject to price fluctuations and availability, due to external factors, such as regional and global conflict, weather-related events, or other supply chain constraints and challenges, which are beyond our control.  Temporary industry-wide shortages of raw materials have occurred in the past, which can lead to increased raw material price volatility.  Additionally, our suppliers could experience cost increases to produce raw material due to increases in carbon pricing.  Historically, we have been able to manage the impact of higher costs by increasing our selling prices. However, raw material or energy inflation or our inability to timely pass-through increased costs to our customers may adversely affect our business, financial condition and results of operations.

Weather-related events could negatively impact our results of operations.

Weather-related events could adversely impact our business and the business of our customers, suppliers, and other business partners.  Such events may have a physical impact on our facilities, inventory, suppliers, and equipment and any unplanned downtime at any of our facilities could result in unabsorbed costs that could negatively impact our results of operations for the period in which it experienced the downtime.  Longer-term climate change patterns could alter future customer demand, impact supply chains and increase operating costs.  However, any such changes are uncertain and we cannot predict the net impact from such events.

We may not be able to compete successfully and our customers may not continue to purchase our products.

We compete with multiple companies in each of our product lines on the basis of a number of considerations, including price, service, quality, product characteristics and delivery timeliness.  Our competitors may have financial and other resources that are substantially greater than ours and making them better able than us to withstand higher costs.  Competition and product preference changes could result in our products losing market share or having to reduce our prices, either of which could have a material adverse effect on our business, financial condition and results of operations.  In addition, since we do not have long-term arrangements with many of our customers, these competitive factors could cause our customers to shift suppliers quickly.

We may pursue and execute acquisitions, mergers or divestitures, which could adversely affect our business.

As part of our growth strategy, we consider transactions that either complement or expand our existing business and create economic value.  These transactions involve special risks, including the potential assumption of unanticipated liabilities and contingencies as well as difficulties in integrating acquired businesses or carving-out divested businesses, which may result in substantial costs, delays or other problems that could adversely affect our business, financial condition and results of operations.  Furthermore, we may not realize all of the synergies we expect to achieve from our current strategic initiatives due to a variety of risks.  If we are unable to achieve the benefits that we expect to achieve from our strategic initiatives, it could adversely affect our business, financial condition and results of operations.

In the event of a catastrophic loss of one of our key manufacturing facilities, our business would be adversely affected.

While we maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, natural disaster, pandemic or otherwise, whether short- or long-term, could result in future losses.

Employee retention or labor cost inflation could disrupt our business.

Our relations with employees under collective bargaining agreements remain satisfactory and there have been no significant work stoppages or other labor disputes during the past four years.  However, we may not be able to maintain constructive relationships with labor unions or trade councils and may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future.

Labor is subject to cost inflation, availability and workforce participation rates, all of which could be impacted by factors beyond our control.  As a result, there can be no assurance we will be able to recruit, train, assimilate, motivate and retain employees in the future.  The loss of a substantial number of these employees or a prolonged labor dispute could disrupt our business and result in future losses.

We depend on information technology systems and infrastructure to operate our business, and increased cybersecurity threats, system inadequacies, and failures could disrupt our operations, compromise customer, employee, vendor and other data which could negatively affect our business.

We rely on the efficient and uninterrupted operation of information technology systems and networks.  These systems and networks are vulnerable to increased threats and more sophisticated computer crime, energy interruptions, telecommunications failures, breakdowns, natural disasters, terrorism, war, computer malware or other malicious intrusions.

We also maintain and have access to data and information that is subject to privacy and security laws, regulations, and customer controls.  Despite our efforts to protect such information, breaches, or misplaced or lost data and programming damages could result in a negative impact on the business.  While we have not had material system interruptions historically associated with these risks, there can be no assurance from future interruptions that could result in future losses.

Attempted cyber-attacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and disruptive to business operations, and are being made by groups and individuals with a wide range of motives and expertise. There can be no assurance that our security measures and controls will be effective against the risks we face from cyber-attacks, including from: computer hackers; foreign governments and cyber terrorists; malicious code (such as malware, viruses and ransomware); an intentional or unintentional personnel action; a natural disaster; a hardware or software corruption, failure or error; a telecommunications system failure; a service provider failure or error; or any one or more other causes of a security breach, failure or disruption. The increased prevalence and sophistication of Artificial Intelligence (AI) tools, such as AI-enabled malware, could increase the risks of cyber-attacks to our systems and to those of our third-party service providers.

Financial and Legal Risks

Goodwill and other intangibles represent a significant amount of our net worth, and a future write-off could result in lower reported net income and a reduction of our net worth.

We have a substantial amount of goodwill.  Valuation impacts from market multiples, cost of capital, expected cash flows, or other external factors, may adversely affect our business and cause our goodwill to be impaired, resulting in a non-cash charge against results of operations to write off goodwill or indefinite lived intangible assets for the amount of impairment.  If a future write-off is required, the charge could result in significant losses.

Transaction integration and IT systems may adversely affect our ability to accurately report financial results.

We have identified material weaknesses in our internal control over financial reporting related to the Transaction, including information technology general controls related to certain legacy Berry U.S. IT systems, which we continue to rely on through the integration period, level of observable control documentation, and the evaluation of the realizability of deferred tax assets. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that presents a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

While we are implementing remediation measures, including migrating IT platforms, standardizing control procedures, and enhanced oversight, we cannot be certain that these measures will fully mitigate the risk or prevent potential errors in our financial statements. Any future misstatements or delays in financial reporting could adversely affect our results of operations, our ability to meet reporting deadlines, or investor confidence in our financial reporting.

Our international operations pose risks to our business that may not be present with our domestic operations.

We are subject to foreign exchange rate risk, both transactional and translational, which may negatively affect our financial performance. Exchange rates between transactional currencies may change rapidly due to a variety of factors.  Translational foreign exchange exposures result from exchange rate fluctuations in the conversion of entity functional currencies to U.S. dollars, our reporting currency, and may affect the reported value of our assets and liabilities and our income and expenses. In particular, our translational exposure may be impacted by movements in the exchange rate of the euro, Argentine peso, or the Brazilian real against the U.S. dollar.

Foreign operations are also subject to certain risks that are unique to doing business in foreign countries including shipping delays and supply chain challenges, disruption of energy, new or increasing tariffs, changes in applicable laws, including assessments of income and non-income related taxes, reduced protection of intellectual property, inability to effectively repatriate cash to the U.S. effectively, and regulatory policies and various trade restrictions, including potential changes to export taxes or countervailing and anti-dumping duties for exported products from these countries. Any of these risks could disrupt our business and result in significant losses. We are also subject to the Foreign Corrupt Practices Act and other anti-bribery and anti-corruption laws that generally bar bribes or unreasonable gifts to foreign governments or officials. We have implemented safeguards, training and policies to discourage these practices by our employees and agents. However, our existing safeguards, training and policies to assure compliance and any future improvements may prove to be less than effective and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies, we may be subject to regulatory sanctions. Violations of these laws or regulations could result in sanctions including fines, debarment from export privileges and penalties and could adversely affect our business, financial condition and results of operations.

Current and future environmental and other governmental requirements could adversely affect our financial condition and our ability to conduct our business.

While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict our future capital expenditure requirements because of continually changing compliance standards and environmental technology.  Furthermore, violations or contaminated sites that we do not know about (including contamination caused by prior owners and operators of such sites or newly discovered information) could result in additional compliance or remediation costs or other liabilities.

In addition, federal, state, local, and foreign governments could enact laws or regulations concerning environmental matters, such as greenhouse gas emissions, that increase the cost of producing, or otherwise adversely affect the demand for, packaging products.  Additionally, several governmental bodies in jurisdictions where we operate have introduced, or are contemplating introducing, regulatory change to address the potential impacts of climate change and global warming, which may have adverse impacts on our operations or financial results.  We believe that any such laws promulgated to date have not had a material adverse effect on us, as we have historically been able to manage the impact of higher costs by increasing our selling prices.  However, there can be no assurance that future legislation or regulation would not have a material adverse effect on us.

Changes in tax laws or changes in our geographic mix of earnings could have a material impact on our financial condition and results of operation.

We are subject to income and other taxes in the many jurisdictions in which we operate. Tax laws and regulations are complex and the determination of our global provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. We are subject to routine examinations of our income tax returns, and tax authorities may disagree with our tax positions and assess additional tax. Our future income taxes could also be negatively impacted by our mix of earnings in the jurisdictions in which we operate being different than anticipated given differences in statutory tax rates. In addition, tax policy efforts to raise global corporate tax rates could adversely impact our tax rate and subsequent tax expense.

We may not be successful in protecting our intellectual property rights, including our unpatented proprietary know-how and trade secrets, or in avoiding claims that we infringed on the intellectual property rights of others.

In addition to relying on patent and trademark rights, we rely on unpatented proprietary know-how and trade secrets, and employ various methods, including confidentiality agreements with employees and consultants, customers and suppliers to protect our know-how and trade secrets. However, these methods and our patents and trademarks may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better production methods than us. Further, we may not be able to deter current and former employees, contractors and other parties from breaching agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Furthermore, no assurance can be given that we will not be subject to claims asserting the infringement of the intellectual property rights of third parties seeking damages, the payment of royalties or licensing fees and/or injunctions against the sale of our products. Any such litigation could be protracted and costly and could result in significant losses.

We may be subject to litigation and regulatory investigations and proceedings, including product liability claims, that could adversely affect our business operations and financial performance.

In the ordinary course of our business, we are involved in legal proceedings, including product liability claims, which may lead to financial or reputational damages.  See Note 5. Commitments, Leases and Contingencies.  We may also be subject to inquiries, inspections, investigations, and proceedings by relevant regulatory and other governmental agencies.  Given our global footprint, we are exposed to more uncertainty regarding the regulatory environment.  The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is typically uncertain, and any such proceedings or claims, regardless of merit, could be time consuming and expensive to defend and could divert management’s attention and resources.  The possible outcomes of these proceedings could include adverse judgments, settlements, injunctions, fines, penalties, or other results adverse to us that could harm our business, financial condition, results of operations and reputation and result in significant losses.  Even if we are successful in defending ourselves against these actions, the costs of such defense may be significant to us.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 1C.  CYBERSECURITY

Governance

 Our Chief Information Officer (CIO) has over 30 years of experience in cybersecurity and has primary management oversight of the Company’s cybersecurity and cyber risk management activities. The CIO administers our cyber risk assessments, oversees ongoing risk management processes, and regularly reports to the Audit Committee. During fiscal 2025, the Audit Committee received regular briefings from the CIO on cybersecurity matters, including updates on current and emerging threats, progress on information security initiatives, assessments of the Company’s cybersecurity program, and the results of internal and third-party evaluations.

Risk Management and Strategy

Risk Assessment

Global cybersecurity threats and targeted attacks are an evolving risk to data, infrastructure, and overall operations.  These risks are addressed through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, integrity and availability of the information that we collect and store by identifying, preventing and mitigating cyber security threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity Assessments

We engage third parties to perform assessments of our cybersecurity programs, including audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews. Targeted security assessments were conducted and penetration tests throughout the year by internal teams as well as through engagement with third party service providers, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness.

Effects and Impacts of Cybersecurity Risks

As of the date of this report, we have not identified any risks from known cybersecurity threats, including any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. (See Item 1A. Risk Factors).

Item 2.  PROPERTIES

Our primary manufacturing facilities by geographic area were as follows:

Geographic Region	Total Facilities	Leased Facilities
Americas	22	2
Rest of world	23	4

Item 3.  LEGAL PROCEEDINGS

We are party to various legal proceedings involving routine claims which are incidental to our business. Although our legal and financial liability with respect to such proceedings cannot be estimated with certainty, we believe that any ultimate liability would not be material to the business, financial condition, results of operations or cash flows.  See Note 5. Commitments, Leases and Contingencies.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock “MAGN” is listed on the New York Stock Exchange. As of the date of this filing, there were fewer than 62 active record holders of our common stock, but we estimate the number of beneficial stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name.

Item 6.  RESERVED

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook

The Company is affected by general economic and industrial growth, raw material availability, cost inflation, supply chain disruptions, new and changing tariffs and general industrial production. Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance. Our results are affected by our ability to pass through raw material and other cost changes, including tariffs, to our customers, improve manufacturing productivity and adapt to volume changes of our customers. During fiscal 2025, the Company announced capacity rationalizations (Project CORE) in order to deliver future cost savings and optimize equipment utilization. In total, over the next two years, these actions are projected to cost approximately $20 million with the operations savings intended to counter general economic softness. Despite global macro-economic challenges and uncertainties attributed to inflation, changing tariff policies and general market softness, we continue to believe our underlying long-term demand fundamental in all segments will remain strong as we focus on providing advantaged products in targeted markets. For fiscal year 2026 ("fiscal 2026"), we project cash from operations between $170 to $190 million and free cash flow between $90 to $110 million. Projected fiscal 2026 free cash flow assumes $80 million of capital spending. For the definition of free cash flow and further information related to free cash flow as a non-GAAP financial measure, see “Liquidity and Capital Resources.”

Discussion of Results of Operations for Fiscal 2025 Compared to Fiscal 2024

Business integration expenses consist of restructuring and impairment charges, divestiture-related costs, and other business optimization costs. Tables present dollars in millions. A discussion and analysis regarding our results of operations for fiscal year 2024 compared to fiscal year 2023 can be found on Form 8-K/A, filed with the SEC on January 31, 2025.

Consolidated Overview	Fiscal Year
	2025	2024	$ Change	% Change
Net sales	$3,204	$2,187	$1,017	47%
Operating income (loss)	$5	$(141)	$146	104%

Net sales:  The net sales increase included revenue from the Transaction of $1,145 million partially offset by decreased selling prices of $45 million primarily due to the pass-through of lower raw material costs, a $32 million unfavorable impact from foreign currency changes and a 2% organic volume decline, that was attributed to general market softness in Europe and competitive pressures from imports in South America.

Operating income (loss): The operating income improvement is primarily attributed to the $171 million goodwill impairment charge in fiscal 2024, the elimination of $18 million in corporate expense allocations, an $11 million favorable change from prior year hyperinflation in Argentina, and operating income from GLT, partially offset by a $16 million inventory fair value step-up charge related to the Transaction, a $25 million unfavorable impact from increased business integration costs, a $12 million increase in stock compensation expense, and an unfavorable impact from volume declines.

Other expense (income), net	Fiscal Year
	2025	2024	$ Change	% Change
Other expense (income), net	$30	$(9)	$39	433%

The Other expense (income) increase is due to a $15 million prepayment penalty charge for retiring debt concurrently with the Transaction, $8 million of non-cash charges associated with pre-Transaction tax liabilities, and a $12 million unfavorable change in currency charges related to intercompany loans.

Interest expense, net	Fiscal Year
	2025	2024	$ Change	% Change
Interest expense, net	$141	$3	$138	4,600%

The Interest expense increase is due to increased borrowings from the Transaction.

Comprehensive income (loss)	Fiscal Year
	2025	2024	$ Change	% Change
Comprehensive income (loss)	$(186)	$(151)	$(35)	(23)%

The decrease is primarily attributed to a $30 million unfavorable change in currency translation combined with a $5 million decline in net income.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation was primarily attributed to locations utilizing the euro or Brazilian real as their functional currency. As part of its overall risk management, the Company uses derivative instruments to reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in the year is primarily attributed to the change in the forward foreign currency exchange curves between measurement dates.

Segment Overview

Americas	Fiscal Year
	2025	2024	$ Change	% Change
Net sales	$1,833	$1,493	$340	23%
Adjusted EBITDA	$241	$223	$18	8%

Net sales: The net sales increase included revenue from the Transaction of $440 million partially offset by decreased selling prices of $35 million primarily due to the pass-through of lower raw material costs, a $36 million unfavorable impact from foreign currency changes and a 2% organic volume decline that was primarily attributed to competitive pressures from imports in South America.

Adjusted EBITDA: The EBITDA increase included EBITDA from the Transaction of $40 million partially offset by unfavorable price cost spread of $14 million and a $7 million unfavorable impact from currency changes.

Rest of World	Fiscal Year
	2025	2024	$ Change	% Change
Net sales	$1,371	$694	$677	98%
Adjusted EBITDA	$113	$59	$54	92%

Net sales: The net sales increase included revenue from the Transaction of $705 million partially offset by decreased selling prices of $10 million due to the pass-through of lower raw materials, as well as a 3% organic volume decline that was primarily attributed to general market softness in Europe.

Adjusted EBITDA: The EBITDA increase included EBITDA from the Transaction of $45 million and favorable price cost spread of 11 million.

Liquidity and Capital Resources

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct our business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  At the end of the fiscal 2025, the Company had no outstanding balance on its asset-based revolving line of credit that matures in November 2029 and the Company was in compliance with all covenants.

Cash Flows from Operating Activities

Net cash from operating activities declined $89 million, primarily related to a decline in net income prior to non-cash activities.

Cash Flows from Investing Activities

Net cash from investing activities improved $31 million, primarily attributed to cash acquired in connection with the Transaction and settlement of net investment hedges in fiscal 2025 compared to the settlement of short-term marketable securities in fiscal 2024.

Cash Flows from Financing Activities

Net cash used in financing activities improved $88 million attributed to higher transfers from Berry prior to the Transaction partially offset by repayments of long-term debt in fiscal 2025 and debt fees related to the Transaction.

Free Cash Flow

Our consolidated free cash flow for the fiscal 2025 are summarized as follows:

September 27, 2025
Cash flow from operating activities	$103
Pre-Transaction free cash flow from operating activities(1)	90
Additions to property, plant and equipment, net	(67)
Free cash flow	$126
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

Liquidity Outlook

At the end of fiscal 2025, our cash balance was $305 million, of which approximately 86% was located outside the U.S. We believe our existing and future U.S.-based cash and cash flow from U.S. operations will be adequate to meet our short-term and long-term liquidity needs.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.  Our unremitted foreign earnings were $336 million at the end of fiscal 2025.  The computation of the deferred tax liability associated with unremitted earnings is not practicable.

Critical Accounting Policies and Estimates

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our Consolidated and Combined Balance Sheets, Results of Operations and Cash Flows in the first note to our Consolidated and Combined Financial Statements included elsewhere herein. Our discussion and analysis of our financial condition and results of operations are based on our Consolidated and Combined Financial Statements, which have been prepared in accordance with GAAP.  The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates under different assumptions or conditions.

Goodwill.  We complete a quantitative test to evaluate impairment of goodwill in order to determine if the carrying value of any reporting unit exceeded its fair value.  This test is completed on the first day of the fourth fiscal quarter.  We utilize a discounted cash flow analysis (income approach) in combination with a comparative company market approach to determine the fair value of each reporting unit. Using the quantitative approach, the Company makes various estimates and assumptions in determining the estimated fair value of each reporting unit. Management judgment is involved in estimating these variables and they include uncertainties since they are forecasting future events. Changes in those assumptions or estimates with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to future operating results could result in an impairment charge in the future or may require a more frequent assessment.

Discounted cash flow models are reliant on various assumptions, including projected business results, growth factors such as revenue and EBITDA margin, and weighted-average cost of capital, which ranges between 11% and 13.0%. See Note 1. Basis of Presentation and Summary of Significant Accounting Policies.

The Company's fair value and carrying value of reporting units are as follows:

	Fair Value June 29, 2025	Carrying Value June 29, 2025	Cushion June 29, 2025
Americas	$2,130	$1,996	$134
Rest of World	890	825	65

Future declines in our expected operating performance or sustained periods of lower valuation market multiples could result in impairment charges in the future or may require a more frequent assessment.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities and accounts receivable supply chain financing programs.  Our senior secured credit facilities are comprised of (i) the $731 million Term Loan and (ii) the $350 million Revolving Credit Facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus SOFR.  The applicable margin for SOFR rate borrowings under the Revolving Credit Facility ranges from 1.50% to 2.00%, and the margin for the Term Loan is 4.25% per annum.  As of period end, the SOFR rate of approximately 4.19% was applicable to the Term Loan.  A change of 0.25% on these floating interest rate exposures would increase our annual interest expense by approximately $2 million.

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Argentine peso, and Brazilian real.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had a $2 million unfavorable impact on our Net income on fiscal 2025 Net income.  See Note 4. Financial Instruments and Fair Value Measurements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Magnera Corporation

Opinion on the Financial Statements
We have audited the accompanying Consolidated and Combined Balance Sheets of Magnera Corporation (the Company) as of September 27, 2025 and September 28, 2024, the related Consolidated and Combined Statements of Operations, Comprehensive Income (Loss), Changes in Equity, and Cash Flows for each of the three years in the period ended September 27, 2025, and the related notes (collectively referred to as the “Consolidated and Combined Financial Statements”). In our opinion, the Consolidated and Combined Financial Statements present fairly, in all material respects, the financial position of the Company at September 27, 2025 and September 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 25, 2025 expressed an adverse opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the Consolidated and Combined Financial Statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Goodwill – impairment assessment
Description of the Matter	At September 27, 2025, the Company's goodwill was $663 million. As discussed in Note 1 to the Consolidated and Combined Financial Statements, goodwill is tested for impairment at the reporting unit level at least annually or whenever events or changes in circumstances indicate their carrying value may not be recoverable. The Company performed its annual quantitative goodwill impairment test for each of the reporting units as of the first day of its fiscal fourth quarter, which did not result in an impairment charge.

Auditing management’s annual goodwill impairment test was complex and judgmental due to the significant estimation uncertainty in determining the fair values of the reporting units. In particular, the fair value estimates were sensitive to significant assumptions, which included the weighted average cost of capital, revenue growth rates and EBITDA margins. These significant assumptions are forward looking and could be affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the valuation models and the significant data inputs and assumptions underlying the fair value determination as described above.

To test the fair values of the Company’s reporting units, our audit procedures included, among others, involvement from our valuation specialists to assist in assessing the valuation methodologies utilized by the Company and testing the significant assumptions and underlying data used by the Company in its analysis. We compared the significant assumptions used by management to historical results and current industry and economic trends. We tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2024.

Indianapolis, Indiana
November 25, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Magnera Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Magnera Corporation’s internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Magnera Corporation (the Company) has not maintained effective internal control over financial reporting as of September 27, 2025, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified a material weakness in controls associated with the purchase price allocation of the merger with Glatfelter and information technology general controls related to legacy Berry U.S. IT systems, including the corresponding automated and IT dependent manual business process controls. The Company also identified a material weakness in controls related to the realizability of deferred tax assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s Consolidated and Combined Balance Sheets as of September 27, 2025 and September 28, 2024, the related Consolidated and Combined Statements of Operations, Comprehensive Income (Loss), Changes in Equity and Cash Flows for each of the three years in the period ended September 27, 2025, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 Consolidated and Combined Financial Statements, and this report does not affect our report dated November 25, 2025, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Indianapolis, Indiana
November 25, 2025

Magnera Corporation
Consolidated and Combined Statements of Operations
(in millions of dollars)

	Fiscal years ended
	September 27,	September 28,	September 30,
	2025	2024	2023
Net sales	$3,204	$2,187	$2,275
Costs and expenses:
Cost of goods sold	2,867	1,950	1,995
Selling, general and administrative	190	107	110
Amortization of intangibles	50	48	51
Goodwill and other impairment	—	172	—
Restructuring and other activities	89	30	24
Corporate expense allocation	3	21	26
Operating income (loss)	5	(141)	69
Other expense (income), net	30	(9)	(3)
Interest expense, net	141	3	—
Income (loss) before income taxes	(166)	(135)	72
Income tax expense (benefit)	(7)	19	34
Net income (loss)	$(159)	$(154)	$38

Net income (loss) per share: Basic and diluted	(4.47)	(4.84)	1.19

Magnera Corporation
Consolidated and Combined Statements of Comprehensive Income (Loss)
(in millions of dollars)

	Fiscal years ended
	September 27,	September 28,	September 30,
	2025	2024	2023
Net income (loss)	$(159)	$(154)	$38
Other comprehensive income, net of tax:
Currency translation gain (loss)	(27)	3	66
Other comprehensive income (loss)	(27)	3	66
Comprehensive income (loss)	$(186)	$(151)	$104

See notes to Consolidated and Combined Financial Statements.

Magnera Corporation
Consolidated and Combined Balance Sheets
(in millions of dollars)

	September 27,	September 28,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$305	$230
Accounts receivable	522	359
Inventories	474	259
Prepaid expenses and other current assets	122	38
Total current assets	1,423	886
Noncurrent assets:
Property, plant and equipment	1,476	949
Goodwill and intangible assets	890	850
Right-of-use assets	62	49
Other assets	138	73
Total assets	3,989	2,807

Liabilities and equity
Current liabilities:
Accounts payable	$356	$295
Accrued employee costs	90	47
Other current liabilities	155	115
Total current liabilities	601	457
Noncurrent liabilities:
Long-term debt	1,952	—
Deferred income taxes	46	78
Operating lease liabilities	45	39
Other long-term liabilities	281	94
Total liabilities	2,925	668

Equity:
Common stock (35.6 million shares issued)	1	—
Berry net investment	—	2,307
Additional paid-in capital	1,417	—
Retained loss	(159)	—
Accumulated other comprehensive loss	(195)	(168)
Total equity	1,064	2,139
Total liabilities and equity	$3,989	$2,807

See notes to Consolidated and Combined Financial Statements.

Magnera Corporation
Consolidated and Combined Statements of Cash Flows
(in millions of dollars)

	Fiscal years ended
	September 27,	September 28,	September 30,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$(159)	$(154)	$38
Adjustments to reconcile net cash from operating activities:
Depreciation	156	127	118
Amortization of intangibles	50	48	51
Non-cash interest expense	17	5	5
Goodwill and other impairment	—	172	—
Share-based compensation expense	19	7	7
Deferred income tax	(27)	(9)	(9)
Other non-cash operating activities, net	55	(3)	(10)
Changes in operating assets and liabilities:
Accounts receivable	—	(27)	63
Inventories	31	(16)	49
Prepaid expenses and other assets	(22)	2	—
Accounts payable and other liabilities	(17)	40	(55)
Net cash from operating activities	103	192	257

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(67)	(72)	(88)
Cash acquired from GLT acquisition	37	—	—
Settlement of net investment hedges	22	—	—
Proceeds from sale of assets	—	4	—
Other investing activities and other	—	29	—
Net cash used in investing activities	(8)	(39)	(88)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,556	—	—
Repayments on long-term borrowings	(484)	(2)	(4)
Transfers from (to) Berry, net	34	(107)	(206)
Cash distribution to Berry	(1,111)	—	—
Debt fees and other, net	(16)	—	—
Net cash used in financing activities	(21)	(109)	(210)
Effect of currency translation on cash	1	1	13
Net change in cash and cash equivalents	75	45	(28)
Cash and cash equivalents at beginning of period	230	185	213
Cash and cash equivalents at the end of period	$305	$230	$185

See notes to Consolidated and Combined Financial Statements.

Magnera Corporation
Consolidated and Combined Statements of Changes in Equity
(in millions of dollars)

				Accumulated Other
				Comprehensive
	Common	Berry Net	Additional	Income (Loss) -	Retained	Total
	Stock	Investment	Paid-in Capital	Currency Translation	Loss	Equity
Balance at October 2, 2022	$—	$2,724	$—	$(237)	$—	$2,487
Net income	—	38	—	—	—	38
Other comprehensive income (loss)	—	—	—	66	—	66
Transfers to Berry, net	—	(201)	—	—	—	(201)
Balance at September 30, 2023	$—	$2,561	$—	$(171)	$—	$2,390
Net loss	—	(154)	—	—	—	(154)
Other comprehensive income (loss)	—	—	—	3	—	3
Transfers to Berry, net	—	(100)	—	—	—	(100)
Balance at September 28, 2024	$—	$2,307	$—	$(168)	$—	$2,139
Net loss	—	—	—	—	(159)	(159)
Other comprehensive income (loss)	—	—	—	(27)	—	(27)
Transfers to Berry, net	—	(1,111)	—	—	—	(1,111)
October net investment	—	129	—	—	—	129
Distribution of Berry’s net investment	1	(1,325)	1,324	—	—	—
Acquisition of GLT	—	—	74	—	—	74
Share-based compensation	—	—	19	—	—	19
Balance at September 27, 2025	$1	$—	$1,417	$(195)	$(159)	$1,064

See notes to Consolidated and Combined Financial Statements.

Magnera Corporation
Notes to Consolidated and Combined Financial Statements
(tables in millions of dollars, except per share data)

1. Basis of Presentation and Summary of Significant Accounting Policies

On November 4, 2024 , Treasure, which was a wholly owned subsidiary of Berry, completed the Transaction with Glatfelter, which concurrently changed its name to Magnera. As a result, pre-Transaction Treasure shareholders received shares of Magnera representing 90% of the combined company and GLT shareholders retained 10%.  As Treasure was identified as the accounting acquirer, the prior year presentation represents standalone Treasure results with the acquisition method of accounting being applied to the assets acquired and liabilities assumed of GLT. See Note 2. Acquisition.

The Consolidated and Combined Financial Statements contain combined financial statements for the fiscal periods prior to the Closing Date of the Transaction. The Combined Financial Statements were prepared on a stand-alone basis derived from the financial statements and accounting records of Berry and are presented as if Treasure had operated on a stand-alone basis. For the Combined Financial Statements reported for the fiscal years ended September 28, 2024 and September 30, 2023 and the related notes refer to Exhibit 99.4 of the Form 8-K/A filed with the Securities and Exchange Commission (the "SEC") on January 31, 2025.

The pre-Transaction Combined Financial Statements of Operations, Comprehensive Income (Loss), Balance Sheets, Cash Flows and Changes in Equity have been prepared on a carve-out basis, which include assumptions underlying the preparation that management believe are reasonable. However, the combined pre-Transaction financial information included herein may not necessarily reflect the Company’s results of operations, comprehensive income (loss), balance sheets, cash flows and changes in equity had the Company been an independent stand-alone company during the periods presented.

For periods prior to the Closing Date, transactions between Berry and Treasure were reflected as a component of Berry's net investment in the Consolidated and Combined Balance Sheets and as a financing activity within the accompanying Consolidated and Combined Statements of Cash Flows. Berry's net investment on the Consolidated and Combined Balance Sheets and Consolidated and Combined Statement of Equity represents the cumulative net investment by Berry in Treasure.  Concurrent with the closing of the Transaction, Berry received a cash distribution and, in turn, transferred Berry’s health, hygiene and specialties global nonwovens and films business to Treasure.  As a result, Berry's net investment in Treasure was reduced to zero with a corresponding adjustment to Additional Paid-in Capital.

The accompanying Consolidated and Combined Financial Statements of Magnera Corporation have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the SEC. In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts and disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and all subsequent events up to the time of the filing have been evaluated.

Revenue Recognition and Accounts Receivable

Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  Generally, our revenue is recognized for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  The Company disaggregates revenue based on geography. See Note 11. Segment and Geographic Data.

The Company records current expected credit losses based on a variety of factors including historical loss experience and current customer financial condition.  The reserve as of each period end and changes to our current expected credit losses, write-off activity, and recoveries were not material for any of the periods presented.

The Company participates in customer supply chain financing programs to collect certain receivables through third-party financial institutions. These arrangements qualify as true sales, as the receivables are transferred without recourse. As a result, the balances are removed from trade receivables on the balance sheet, and the cash proceeds are reported as operating cash flows.

For the fiscal year ended September 27, 2025, our top customer represented approximately 14% of net sales and our top ten customers represented approximately 42% of net sales.

Research and Development

Research and development costs are expensed when incurred.  The Company incurred research and development expenditures of $20 million, $13 million, and $15 million in fiscal years 2025, 2024, and 2023, respectively, which are included in Selling, general and administrative in the Consolidated and Combined Statements of Operations.

Share-Based Compensation

The Company recognized total share-based compensation expense of $19 million, $7 million, and $7 million, for fiscal years 2025, 2024, and 2023, respectively.  The share-based compensation plan is more fully described in Note 10. Equity.

Foreign Currency

For the non-U.S. subsidiaries that account in a functional currency other than U.S. dollars, assets and liabilities are translated into U.S. dollars using period-end exchange rates.  Sales and expenses are translated at the average exchange rates in effect during the period.  Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive loss within Equity in the Consolidated and Combined Balance Sheets. Gains and losses resulting from foreign currency transactions are included in Other expense (income) in the Consolidated and Combined Statements of Operations.

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less from the time of purchase are considered to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or net realizable value and are valued using the first-in, first-out method. Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving and/or obsolete items. We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability. We base our determinations on the age of the inventory and the experience of our personnel. We reserve inventory that we deem to be not salable in the quarter in which we make the determination. We believe, based on past history and our policies and procedures, that our net inventory is salable. Inventory, including reserves of $25 million and $15 million as of fiscal years 2025 and 2024, respectively was:

Inventories:	2025	2024
Finished goods	$303	$156
Raw materials	171	103
	$474	$259

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 40 years for buildings and improvements, 2 to 20 years for machinery, equipment, and tooling, and over the term of the agreement for finance leases. Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term.  Repairs and maintenance costs are charged to expense as incurred.  Property, plant and equipment as of fiscal 2025 and 2024 was:

Property, plant and equipment:	2025	2024
Land, buildings and improvements	$653	$376
Equipment and construction in progress	1,986	1,543
	2,639	1,919
Less accumulated depreciation	(1,163)	(970)
	$1,476	$949

Long-lived Assets

Long-lived assets, including property, plant and equipment and definite lived intangible assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever facts and circumstances indicate that the carrying amount may not be recoverable.  Specifically, this process involves comparing an asset’s carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life.  If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations. No material impairments were recorded in the periods presented.

Goodwill

The changes in the carrying amount of goodwill are as follows:

	Americas	Rest of World	Total
Balance as of fiscal 2023	$589	$205	$794
Goodwill impairment	—	(171)	(171)
Foreign currency translation adjustment	(4)	5	1
Balance as of fiscal 2024	$585	$39	$624
Foreign currency translation adjustment	1	2	3
Acquisitions	36	—	36
Balance as of fiscal 2025	$622	$41	$663

In fiscal 2025, in accordance with our accounting policy, the Company completed a quantitative test to evaluate impairment of goodwill in order to determine if the carrying value of any reporting unit exceeded its fair value.  The Company reviews Goodwill for impairment as of the first day of the fourth fiscal quarter each year and more frequently if impairment indicators exist. The fair value for each reporting unit is estimated based on a combination of a comparative company market approach and a discounted cash flow analysis (income approach). Our forecasts included a terminal growth rate of 2.5%, modest margin expansion attributed to capital investments and normalization of energy inflation, and discount rates ranging from 11% to 13% being applied to the forecasted cash flows. Using the quantitative approach, the Company makes various estimates and assumptions in determining the estimated fair value of each reporting unit using a combination of discounted cash flow models and valuations based on earnings multiples for the Company’s public peer group. Discounted cash flow models are reliant on various assumptions, including projected business results, growth factors such as revenue and EBITDA margin, and weighted-average cost of capital. Management judgment is involved in estimating these variables, and they include uncertainties since they are forecasting future events. Changes in those assumptions or estimates with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to future operating results could result in an impairment charge in the future or may require a more frequent assessment.  As a result of our annual impairment evaluations the Company concluded that no impairment existed in fiscal 2025.

Intangible Assets

	Customer		Other	Accumulated
	Relationships	Trademarks	Intangibles	Amortization	Total
Balance as of fiscal 2023	$610	$30	$84	$(449)	$275
Amortization expense	—	—	—	(48)	(48)
Impairment	—	—	(1)	—	(1)
Balance as of fiscal 2024	$610	$30	$83	$(497)	$226
Foreign currency translation adjustment	3	—	—	(3)	—
Amortization expense	—	—	—	(50)	(50)
Acquisition	49	2	—	—	51
Balance as of fiscal 2025	$662	$32	$83	$(550)	$227

Customer relationships are being amortized using an accelerated amortization method, which corresponds with the customer attrition rates used in the initial valuation of the intangibles over the estimated life of the relationships that range from 10 to 15 years. The Company has trademarks that total $26 million that are indefinite lived and we test annually for impairment on the first day of the fourth quarter. Definite lived trademarks are being amortized using the straight-line method over the estimated life of the assets, which are not more than 15 years.  Other intangibles, which include technology and licenses, are being amortized using the straight-line method over the estimated life of the assets that range from 8 to 20 years. We completed the annual impairment test of our indefinite lived trademarks utilizing the qualitative method in fiscal years 2025, 2024 and 2023 and noted no material impairment.

Future amortization expense for definite lived intangibles as of fiscal 2025 for the next five fiscal years is $45 million, $43 million, $33 million, $27 million, and $26 million each year for fiscal years ending 2026, 2027, 2028, 2029, and 2030, respectively.

Leases

The Company leases certain manufacturing facilities, warehouses, office space, manufacturing equipment, office equipment, and automobiles. We recognize right-of-use assets and lease liabilities for leases with original lease terms greater than one year based on the present value of lease payments over the lease term using our incremental borrowing rate on a collateralized basis. Short-term leases, with original lease terms of less than one year, are not recognized on the Consolidated and Combined Balance Sheet. We are party to certain leases, namely for manufacturing facilities, which offer renewal options to extend the original lease term. Renewal options are included in the right-of-use asset and lease liability based on our assessment of the probability that the options will be exercised. See Note 5. Commitments, Leases and Contingencies.

At September 27, 2025, annual lease commitments were as follows:

Operating Leases
2026	$18
2027	14
2028	12
2029	9
2030	6
Thereafter	12
Total lease payments	71
Less: Interest	(8)
Present value of lease liabilities	$63

Income Taxes

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s Consolidated and Combined Financial Statements or income tax returns.  Income taxes are recognized during the period in which the underlying transactions are recorded.  Deferred taxes, with the exception of non-deductible goodwill, are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws.  If the Company determines that a deferred tax asset arising from temporary differences is not likely to be utilized, the Company will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company recognizes uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  The Company’s effective tax rate is dependent on many factors including:  the impact of enacted tax laws in jurisdictions in which the Company operates; the amount of earnings by jurisdiction, due to varying tax rates in each country; and the Company’s ability to utilize foreign tax credits related to foreign taxes paid on foreign earnings that will be remitted to the U.S.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes net unrealized gains or losses resulting from currency translations of foreign subsidiaries.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP to make extensive use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of sales and expenses.  Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the event or circumstances giving rise to such changes occurred.

Recently Issued Accounting Pronouncements

In 2023, the Financial Accounting Standards Board ("FASB") issued guidance with the goal of providing more information about reportable segments, including disaggregated expense information. The Company adopted the guidance in fiscal 2025 which did not result in a material change to our Consolidated and Combined Financial Statements.

In 2023, the FASB issued guidance with the goal of providing more information in the income tax reconciliation table and regarding income taxes paid. This Accounting Standard Update ("ASU") is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. The Company is currently evaluating the impact of adopting this guidance.

In 2024, the FASB issued guidance with the goal of providing more expense information for certain categories of expenses that are included in line items on the face of the statements of operations. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, and may be adopted on a prospective or retrospective basis and allows for early adoption. The Company is currently evaluating the impact of adopting this guidance.

2. Acquisition

Glatfelter

The Transaction combined GLT’s sustainable solutions and product portfolio with Treasure’s proprietary technologies and global scale. The results of GLT have been included in the consolidated results of the Company since the Closing Date.

The GLT acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on their fair value at the Closing Date. The Company recorded measurement period adjustments which included a $48 million decrease in the fair value of fixed assets offset by a $45 million decrease in other long-term liabilities, related primarily to deferred tax liabilities, resulting in a net $27 million increase to goodwill. For the year ended September 27, 2025, the Company recognized a reduction of depreciation and amortization expense of $21 million resulting from revised fair values of fixed assets and intangible assets. The Company has recognized goodwill on this Transaction primarily as a result of expected cost synergies and expects goodwill not to be deductible for tax purposes.

The following table summarizes the final purchase price allocation:

Fair value of GLT common stock concurrent with closing	$74

Identifiable assets acquired and liabilities assumed
Cash	37
Working capital(a)	247
Property, plant and equipment	589
Identifiable intangible assets	51
Other assets	69
Other long-term liabilities	(86)
Debt	(869)
Goodwill	36
Total consideration	$74
(a)    Includes a $16 million step up of inventory to fair value

When including GLT results for the periods prior to the Closing Date, unaudited pro forma net sales and net loss were $3,316 million and $(165) million, respectively, for the year ended September 27, 2025, and $3,496 million and $(292) million, respectively, for the year ended September 28, 2024. The unaudited pro forma net sales and net income figures assume that the Transaction was consummated as of the beginning of the relevant period. The net sales for the year ended September 27, 2025 included $1,145 million from GLT.

3. Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	2025	2024
Revolving credit facility	November 2029	$—	$—
Term loan	November 2031	731	—
7.25% First Priority Senior Secured Notes	November 2031	800	—
4.75% First Priority Senior Secured Notes	October 2029	500	—
Debt discounts, deferred fees and other		(79)	—
Total long-term debt		$1,952	$—

As part of the Transaction, the Company consummated a $785 million Term Loan due 2031 (the “Term Loan”), an $800 million issuance of 7.25 % First Priority Senior Secured Notes due 2031 (the “7.25% Notes”), and a $350 million revolving credit facility (the “Revolving Credit Facility”).  The proceeds from the Term Loan and 7.25% Notes were used to retire a portion of GLT outstanding debt and fund a cash distribution to Berry. The margin for the Term Loan is 4.25% per annum plus SOFR, which was approximately 4.16%.

Despite not having financial maintenance covenants on our Term Loan and secured notes, these agreements do contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, affect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness. We are in compliance with all covenants as of September 27, 2025.

Debt discounts, deferred financing fees and the purchase price adjustment related to the retained GLT 4.75 % First Priority Senior Secured Notes are presented net of Long-term debt, less the current portion on the Consolidated and Combined Balance Sheets and are amortized to Interest expense on the Consolidated and Combined Statements of Operations through maturity.

The Company has no future maturities of long-term debt until 2029, at which point $500 million and $1,531 million are due in fiscal year 2029 and 2031, respectively. Net cash interest was $124 million in fiscal 2025.

4. Financial Instruments and Fair Value Measurements

In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors.  The Company may use derivative financial instruments to help manage market risk and reduce the exposure to fluctuations in foreign currencies.  These financial instruments are not used for trading or other speculative purposes.

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. During fiscal 2025, the Company received net proceeds of $22 million related to the settlement of existing cross-currency rate swaps, with the offset being recorded in Accumulated other comprehensive loss. Following the settlement, the Company entered into a €250 million and a €425 million cross-currency swap, maturing November 2027 and November 2029 respectively. The swaps are designated as a hedge of the Company’s foreign currency investment in foreign subsidiaries. The loss on net investment hedges, net of tax, recorded in accumulated other comprehensive loss for the year ended September 27, 2025 was $84 million. When valuing cross-currency swaps the Company utilizes Level 2 inputs (substantially observable).

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	2025	2024
Cross-currency swaps	Designated	Other long-term liabilities	$(99)	$—

The effect of the Company’s derivative instruments on the Consolidated and Combined Statements of Operations is as follows:

Derivative Instruments	Statements of Operations Location	2025	2024	2023
Cross-currency swaps	Interest expense, net	$9	$—	$—

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, and cross-currency swap agreements.  The book value of our marketable long-term indebtedness exceeded fair value by $108 million as of September 27, 2025.  The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition.  The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets that are subject to our impairment analysis primarily include our definite lived and indefinite lived intangible assets, including Goodwill and our Property, plant and equipment.  The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year and more frequently if impairment indicators exist.  As a result of the fiscal 2024 assessment, the Company recorded an impairment charge of $172 million. No impairment indicators were identified in the current year.

Included in the following tables are the major categories of assets and their current carrying values, along with the impairment loss recognized on the fair value measurement for the period then ended:

	2025
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$26	$26	$—
Goodwill	—	—	663	663	—
Definite lived intangible assets	—	—	201	201	—
Property, plant, and equipment	—	—	1,476	1,476	—
Total	$—	$—	$2,366	$2,366	$—

	2024
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite-lived trademarks	$—	$—	$26	$26	$—
Goodwill	—	—	624	624	(171)
Definite lived intangible assets	—	—	200	200	(1)
Property, plant, and equipment	—	—	949	949	—
Total	$—	$—	$1,799	$1,799	$(172)

5. Commitments, Leases and Contingencies

The Company has various purchase commitments for raw materials, supplies and property and equipment incidental to the ordinary conduct of business.

Leases

The Company leases certain manufacturing facilities, warehouses, office space, manufacturing equipment, office equipment, and automobiles. Finance leases are not material for all periods presented.

Supplemental lease information is as follows:

Leases	Classification	2025	2024
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$62	$49
Current operating lease liabilities	Other current liabilities	18	11
Noncurrent operating lease liabilities	Operating lease liabilities	45	39

Lease Type	Cash Flow Classification	Lease Expense Category	2025	2024
Operating leases	Operating cash flows	Lease cost	$25	$15

	2025	2024
Weighted-average remaining lease term - operating leases	5.6 years	6.5 years
Weighted-average discount rate - operating leases	4.5%	3.5%

Right-of-use assets obtained in exchange for new operating lease liabilities were $24 million for fiscal 2025.

Litigation

The Company is party to various legal proceedings involving routine claims which are incidental to its business.  Although the Company’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to its Consolidated and Combined Balance Sheet, Statements of Operations, or Cash Flows.

Environmental Claims

Over the next 30 years, we are primarily responsible for the reimbursement of government oversight costs associated with certain environmental claims regarding the Fox River located in Wisconsin. At September 27, 2025, the outstanding balance of the environmental liability and corresponding escrow asset was $18 million and $9 million, respectively.

Tax Claims

As part of a previous acquisition, the Company acquired a liability related to certain tax claims. Depending on the resolution of the tax claim, the final settlement calculated as of September 27, 2025 will range between $40 million and $59 million with an eventual payment to the Brazilian government and/or the selling stockholders of the previous acquisition.  The Company has recorded an estimated tax liability on the Consolidated and Combined Balance Sheets in Other long-term liabilities as the settlement of existing and potential claims is expected to be greater than one year.

6.  Income Taxes

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided for U.S. Federal, State and foreign income taxes.  Significant components of income tax expense for the fiscal years ended are as follows:

	2025	2024	2023
Current
U.S.
Federal	$3	$8	$12
State	1	1	1
Non-U.S.	16	19	30
Total current	20	28	43
Deferred:
U.S.
Federal	(30)	(4)	(5)
State	(1)	(1)	(2)
Non-U.S.	4	(4)	(2)
Total deferred	(27)	(9)	(9)
Expense (benefit) for income taxes	$(7)	$19	$34

U.S. income before income taxes was $(186) million, $18 million, and $15 million for fiscal years 2025, 2024, and 2023, respectively.  Non-U.S. income before income taxes was $20 million, $(153) million, and $57 million for fiscal years 2025, 2024, and 2023, respectively. The Company paid cash taxes of $22 million, $9 million, and $29 million in fiscal years 2025, 2024, and 2023, respectively.

The reconciliation between U.S. Federal income tax expense at the statutory rate and the Company’s expense for income taxes for fiscal years ended are as follows:

	2025	2024	2023
U.S. Federal income tax expense (benefit) at the statutory rate	$(35)	$(28)	$15
Adjustments to reconcile to the income tax provision:
U.S. state income tax expense	(3)	—	—
Federal and state credits	(1)	(1)	(1)
Share-based compensation	4	—	—
Withholding taxes	(1)	2	6
Changes in valuation allowance	31	11	5
Foreign income taxed in the U.S.	2	—	1
Brazil ICMS rate reduction	(4)	(6)	(2)
Foreign operations, inclusive of rate differential	(7)	—	3
Uncertain tax positions	2	(5)	2
Goodwill impairment	—	44	—
Other	5	2	5
Expense (benefit) for income taxes	(7)	$19	$34

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of the net deferred income tax liability as of fiscal years ended are as follows:

	2025	2024
Deferred tax assets:
Accrued liabilities and reserves	$6	$7
Inventories	22	3
Net operating loss carryforwards	250	103
Lease liability	9	12
Foreign tax credit carryforwards	35	19
Capitalization research and development expenditures	10	9
Hedges	23	—
Interest limitation carryforwards	68	—
Other	14	3
Total deferred tax assets	437	156
Valuation allowance	(199)	(36)
Total deferred tax assets, net of valuation allowance	238	120
Deferred tax liabilities:
Property, plant and equipment	139	68
Intangible assets	40	50
Leased asset	8	12
Other	21	11
Total deferred tax liabilities	208	141
Net deferred tax asset (liability)	$30	$(21)

The Company had $76 million and $57 million of net deferred tax assets recorded in Other assets, and $46 million and $78 million of net deferred tax liabilities recorded in Deferred income taxes on the Consolidated and Combined Balance Sheets as of the fiscal years ended 2025 and 2024, respectively.

As of September 27, 2025, the Company has recorded deferred tax assets related to federal, state, and foreign net operating losses, interest, and tax credits. These attributes are spread across multiple jurisdictions and generally have expiration periods beginning in 2025 while a portion remains available indefinitely. Each attribute has been assessed for realization and a valuation allowance is recorded against the deferred tax assets to bring the net amount recorded to the amount more likely than not to be realized.  The valuation allowance against deferred tax assets was $199 million and $36 million as of the fiscal years ended 2025 and 2024, respectively, related to the foreign and U.S. federal and state operations.

The Company is permanently reinvested except to the extent the foreign earnings are previously taxed or to the extent that we have sufficient basis in our non-U.S. subsidiaries to repatriate earnings on an income tax free basis.

Uncertain Tax Positions

The following table summarizes the activity related to our gross unrecognized tax benefits for fiscal years ended:

	2025	2024
Beginning unrecognized tax benefits	$12	$17
Penalties and interest	(4)	—
Increases recognized through acquisition	38	—
Gross increases – tax positions in prior periods	1	2
Gross increases – current period tax positions	6	—
Settlements	—	(1)
Lapse of statute of limitations	(8)	(6)
Ending unrecognized tax benefits	$45	$12

As of fiscal year end 2025, the amount of unrecognized tax benefit that, if recognized, would affect our effective tax rate was $45 million and we had $11 million accrued for payment of interest and penalties related to our uncertain tax positions.  Our penalties and interest related to uncertain tax positions are included in income tax expense.

As a result of global operations, we file income tax returns in the U.S. federal, various state and local, and foreign jurisdictions and are routinely subject to examination by taxing authorities throughout the world.  Excluding potential adjustments to net operating losses, the U.S. federal and state income tax returns are no longer subject to income tax assessments for years before 2021.  With few exceptions, the major foreign jurisdictions are no longer subject to income tax assessments for years before 2017.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted. The Act provides for several corporate tax changes including, but not limited to, restoring full expensing of domestic research and development costs, restoring immediate deductibility of certain capital expenditures, and changes in the computation of U.S. taxation on international earnings. The impact the Act had on our business was immaterial.

7. Retirement Plans

The Company has employee benefit plans, all of which are frozen to new participants and existing participants from accruing additional benefits and are unfunded. The following table summarizes the change in the benefit plans for the year ended September 27, 2025 and the projected benefit obligation as of September 27, 2025.

Pension Benefits
Change in Benefit Obligation:
Beginning of period	$—
Acquisition	27
Interest cost	1
Benefits paid	(2)
Effect of currency rate changes	1
End of period	$27

The weighted-average discount rate used in determining the projected benefit obligation at the measurement date for the year was 5.11%.
As of September 27, 2025, future benefits expected to be paid for the defined-benefit plans are as follows:

Fiscal year	Pension Benefits
2026	$2
2027	2
2028	2
2029	2
2030	2
2031 through 2035	9

8. Corporate Expense Allocation

Based on management estimates as part of the carve-out financial statement process, $3 million, $21 million, $26 million, of general corporate expenses including information technology, accounting, legal, human resources, and other services were allocated to Treasure during the fiscal years ended September 27, 2025, September 28, 2024 and September 30, 2023, respectively.

9. Restructuring and Other Activities

In the current fiscal year, the Company announced cost savings initiatives including plant rationalizations in all segments as part of the Project CORE restructuring plan. The project is expected to be carried out over the next two years, with the operations savings intended to counter general economic softness.

The table below sets forth the significant components of the Restructuring and other activities, including supply chain financing activity charges recognized for the periods presented, by reportable segment:

	2025	2024	2023
Americas	$51	$14	$17
Rest of World	38	16	7
Consolidated	$89	$30	$24

The table below sets forth the activity with respect to the Restructuring and other activities accrual at September 27, 2025:

	Restructuring
	Employee Severance	Facility Exit	Non-Cash	Transaction
	and Benefits	Costs	Charges	and Other(a)	Total
Balance as of fiscal 2022	$—	$—	$—	$4	$4
Charges	10	1	—	13	24
Cash	(10)	(1)	—	(17)	(28)
Balance as of fiscal 2023	$—	$—	$—	$—	$—
Charges	13	3	3	11	30
Non-cash items	—	—	(3)	—	(3)
Cash	(5)	(3)	—	(11)	(19)
Balance as of fiscal 2024	$8	$—	$—	$—	$8
Charges	26	2	5	56	89
Non-cash items	—	—	(5)	—	(5)
Cash payments	(21)	(2)	—	(54)	(77)
Balance as of fiscal 2025	$13	$—	$—	$2	$15

(a)    Includes $19 million of Transaction related compensation

Since 2023, cumulative costs attributed to restructuring programs total $63 million.

10.  Equity

Equity Incentive Plans

In the current fiscal year, the Company initiated shareholder-approved stock plans under which restricted stock unit ("RSUs") and performance share units ("PSUs") have been granted to employees at the fair value of the Company's stock on the date of grant. RSUs generally vest ratably over a service period of three years. PSUs generally vest at the end of a performance period of three years. Compensation cost is recorded based upon the fair value of the shares at the original grant date. The fair value of the PSUs are estimated using a Monte Carlo simulation approach. The Company had unrecognized compensation expense of $16 million on awards as of fiscal year end.

Information related to the equity incentive plans as of the current fiscal year ended is as follows:

	2025
	Number of Shares	Weighted Average
	(in thousands)	Grant Price
Awards granted	1,636	$20.16
Awards exercised	(248)	21.05
Awards forfeited or cancelled	(29)	20.19
Awards outstanding, end of period	1,359	20

The Company had equity incentive shares available for grant of 5 million as of September 27, 2025.

11. Segment and Geographic Data

The Company’s operations are organized into two operating and reportable segments: Americas and Rest of World. The structure is designed to align us with our customers, provide improved service, drive future growth, and to facilitate synergy realization.  Adjusted EBITDA is the primary measure of profit (loss) used by the chief operating decision maker ("CODM"), our CEO, to evaluate the performance of and allocate resources among our reportable segments.  The Company defines Adjusted EBITDA as operating income adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance. The Company's management, including the CODM, uses Adjusted EBITDA to evaluate segment performance and allocate resources. The accounting policies of the reportable segments are the same as those in the consolidated financial statements. The Company's CODM uses consolidated expense information in the evaluation of segment performance and to allocate resources and is not regularly provided disaggregated expense information for each of the reportable segments.

Selected information by reportable segment is presented in the following tables:

	2025	2024	2023
Net Sales
Americas	$1,833	$1,493	$1,531
Rest of World	1,371	694	744
Total net sales	$3,204	$2,187	$2,275

Segment operating expenses(5)
Americas	$1,592	$1,270	$1,285
Rest of World	1,258	635	678
Total segment operating expenses	$2,850	$1,905	$1,963

Adjusted EBITDA
Americas	$241	$223	$246
Rest of World	113	59	66
Total adjusted EBITDA	$354	$282	$312

Reconciling items:
Depreciation and amortization	$206	$175	$169
Restructuring, transaction, business optimization and other activities(1)	94	30	24
Argentina hyperinflation(2)	4	14	10
Goodwill and other impairment	—	172	—
Corporate expense allocation(3)	3	21	26
Other non-cash charges(4)	42	11	14
Operating Income	5	(141)	69
Interest expense, net and other expense (income), net	171	(6)	(3)
Income (loss) before income taxes	$(166)	$(135)	$72

(1)    Includes $84 million, $30 million, and $24 million of Restructuring and other charges in the fiscal year ended 2025, 2024, and 2023, respectively.
(2)    Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso
(3)    Consists of estimated parent-allocated charges for the period prior to merger which is required by GAAP as part of the carve-out financial statement process
(4)    Includes stock compensation expense and other non-cash items, including $16 million of inventory step-up charges related to the GLT merger and $5 million of Restructuring and other expenses in the fiscal year ended 2025
(5)   Segment operating expenses include primarily cost of goods sold and selling, general and administrative expenses

Depreciation and amortization
Americas	$132	$123	$119
Rest of World	74	52	50
Total depreciation and amortization	$206	$175	$169

	2025	2024
Long-lived assets
Americas	$1,796	$1,460
Rest of World	770	461
Total long-lived assets	$2,566	$1,921

Total assets and capital expenditures by segment are not disclosed as the CODM does not utilize these measures to evaluate segment performance or allocate resources and capital.

Selected information by geographical region is presented in the following tables:

	2025	2024	2023
Net sales
United States and Canada	$1,398	$991	$998
Latin America	435	502	533
Rest of World	1,371	694	744
Total net sales	$3,204	$2,187	$2,275

Selected information by product line is presented in the following tables:

(in percentages)	2025	2024
Net sales
Personal Care	48%	49%
Consumer Solutions	52%	51%
Total net sales	100%	100%

12.   Basic and Diluted Net Income (Loss) Per Share

Basic net income or earnings per share ("EPS") is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

(in millions)	2025	2024	2023
Numerator
Consolidated net income (loss)	$(159)	$(154)	$38
Denominator
Weighted average common shares outstanding - basic and dilutive	35.5	31.8	31.8

Net income (loss) per share:
Basic and diluted	$(4.47)	$(4.84)	$1.19

While there were no shares outstanding in prior periods, an allocation of 90% of the shares as of the completion of the Transaction have been provided for comparability purposes. Shares excluded from the current period calculation, as the effect of their conversion into shares of our common stock would be antidilutive, were 1.1 million.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 27, 2025, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, and due to the material weaknesses in internal control over financial reporting described below, they concluded that our disclosure controls and procedures were not effective as of that date. Notwithstanding this conclusion, our management believes that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows in conformity with U.S. GAAP.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Under the supervision and with the participation of management, the Company assessed the effectiveness of internal control over financial reporting as of September 27, 2025, using the COSO 2013 framework. Based on this evaluation, our management concluded that internal control over financial reporting was not effective due to the material weaknesses described below.

Management identified a material weakness in the design and operational effectiveness as well as the level of observable control documentation of our internal control over financial reporting associated with the purchase price allocation of the Transaction and information technology general controls related to legacy Berry U.S. IT systems, and corresponding automated and IT dependent manual business process controls. Management also identified a material weakness related to the evaluation of the realizability of deferred tax assets, partially as a result of the increased complexity following the Transaction.

The effectiveness of the Company’s internal control over financial reporting as of September 27, 2025, has been audited by its independent registered public accounting firm, whose attestation report is included in this Form 10-K.

Remediation Plan
Management will implement additional processes, controls and procedures in order to address the material weaknesses described above through the integration of processes, implementation of policies, and improved documentation procedures as well as continue integration work to migrate IT platforms and standardize control procedures, which is expected to continue during Fiscal 2026.

Changes in Internal Controls over Financial Reporting

Other than in connection with the Transaction and the merger of Berry/Amcor, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 27, 2025, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408, during the fiscal year.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2026 Annual Meeting of Stockholders.

We have a global Code of Business Conduct that applies to all directors and employees, including our Chief Executive Officer and senior financial officers. We also have adopted a supplemental Code of Business Ethics, which is in addition to the standards set by our Code of Business Conduct, in order to establish a higher level of expectation for the most senior leaders of the Company. Our Code of Business Conduct and Code of Business Ethics can be obtained, free of charge, by contacting our corporate headquarters or can be obtained from the Corporate Governance section of the Investors page on the Company’s internet site (Magnera.com).  In the event that we make changes in, or provide waivers from, the provision of the Code of Business Ethics that the SEC requires us to disclose, we will disclose these events in the corporate governance section of our website within four business days following the date of such amendment or waiver.

The Company has adopted insider trading policies and procedures governing the purchase, sale and other dispositions of the Company’s securities by its directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. In addition, it is the Company’s practice to comply with both the letter and the spirit of applicable laws and regulations relating to insider trading.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2026 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2026 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2026 Annual Meeting of Stockholders.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with the 2026 Annual Meeting of Stockholders.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The financial statements listed under Item 8 are filed as part of this report.

Financial Statement Schedules

The information required by Schedule II is included in the Notes to Consolidated Financial Statements. All other schedules required by Item 15(b) are not applicable or not required.

Exhibits

The exhibits listed on the Exhibit Index immediately following the signature page of this annual report are filed as part of this report.

Item 16.  FORM 10-K SUMMARY

None.

Exhibits

Exhibit no.	Document
2.1†
RMT Transaction Agreement, dated as of February 6, 2024, by and among Glatfelter Corporation, Treasure Merger Sub I, Inc., Treasure Merger Sub II, LLC, Berry Global Group, Inc. and Treasure Holdco, Inc. (incorporated by reference to Annex A to Exhibit 99.1 of Amendment No. 2 to the Registration Statement on Form 10 filed by Treasure Holdco, Inc. on October 21, 2024).

2.2†
Separation and Distribution Agreement, dated as of February 6, 2024, by and among Glatfelter Corporation, Berry Global Group, Inc.  and Treasure Holdco, Inc. (incorporated by reference to Annex B to Exhibit 99.1 of Amendment No. 2 to the Registration Statement on Form 10 filed by Treasure Holdco, Inc. on October 21, 2024).

3.1	Amendment to the Amended and Restated Articles of Incorporation of Glatfelter Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 5, 2024).
3.2	Amended and Restated Bylaws of Magnera Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on November 5, 2024.
4.1
Indenture, by and between Treasure Escrow Corporation and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent, relating to the 7.250% Senior Secured Notes due 2031, dated October 25, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 5, 2024.

4.2
First Supplemental Indenture, by and among Treasure Escrow Corporation, Treasure Merger Sub II, LLC and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent, relating to the 7.250% Senior Secured Notes due 2031, dated November 4, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 5, 2024).

4.3
Second Supplemental Indenture, by and among Magnera Corporation, each of the parties identified as a Subsidiary Guarantor thereon, Treasure Merger Sub II, LLC and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent, relating to the 7.250% Senior Secured Notes due 2031, dated November 4, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on November 5, 2024).

4.4
Third Supplemental Indenture, by and among Magnera Corporation, each of the parties identified as a Subsidiary Guarantor thereon and Wilmington Trust, National Association, as trustee, relating to the 4.750% Senior Notes due 2029, dated November 4, 2024 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on November 5, 2024).

10.1†
Employee Matters Agreement, dated as of February 6, 2024, by and among Glatfelter Corporation, Berry Global Group, Inc. and Treasure Holdco, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Glatfelter Corporation on February 12, 2024).

10.2
Tax Matters Agreement, dated as of February 6, 2024, by and among Glatfelter Corporation, Berry Global Group, Inc. and Treasure Holdco, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Glatfelter Corporation on February 12, 2024).

10.3
Amendment to Tax Matters Agreement, dated as of October 21, 2024, by and among Glatfelter Corporation, Berry Global Group, Inc. and Treasure Holdco, Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form 10 filed by Treasure Holdco, Inc. on October 21, 2024).

10.4
Transition Services Agreement, dated as of November 4, 2024, by and between Berry Global, Inc., and Treasure Merger Sub II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 5, 2024).

10.5
First Amendment to the Employee Matters Agreement, dated as of July 8, 2024, by and among Glatfelter Corporation, Berry Global Group, Inc. and Treasure Holdco, Inc. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed by Treasure Holdco, Inc. on August 23, 2024).

10.6
Second Amendment to the Employee Matters Agreement, dated as of September 25, 2024, by and among Glatfelter Corporation, Berry Global Group, Inc. and Treasure Holdco, Inc. (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed by Berry Global Group, Inc. on November 26, 2024).

10.7+
Magnera Corporation 2024 Omnibus Incentive Plan (incorporated by reference to Annex E to Exhibit 99.1 of Amendment No. 2 to the Registration Statement on Form 10 filed by Treasure Holdco, Inc. on October 21, 2024).

10.8
Term Loan Credit Agreement, dated November 4, 2024, by and among Treasure Holdco, Inc., the lenders party thereto and Citibank, N.A. as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 5, 2025).

10.9
Asset-Based Revolving Credit Agreement, dated November 4, 2024, by and among Treasure Holdco, Inc., Magnera Corporation, certain subsidiaries of Magnera, the lenders party thereto and Wells Fargo Bank, National Association as administrative agent, collateral agent and U.K. security trustee for the lenders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 4, 2024).

10.10*	Amendment No. 1 to the Asset-Based Revolving Credit Agreement, dated November 4, 2024.
10.11	Magnera Corporation 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 5, 2024).
10.12	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on November 5, 2024).

10.13	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 20, 2024).
10.14	Form of Special Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 5, 2024).
10.15	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on November 5, 2024).
10.16	Form of Restricted Stock Unit Award Agreement (Berry RSU Conversion) (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on November 5, 2024).
10.17	Form of Restricted Stock Unit Award Agreement (Berry Option conversion) (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on November 5, 2024).
10.18	Form of Restricted Stock Unit Award Agreement (Berry DER conversion) (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on November 5, 2024).
10.19	Magnera Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on November 5, 2024).
10.20	P.H. Glatfelter Company Supplemental Executive Retirement Plan Amendment (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on November 5, 2024).
10.21	First Amendment to Tax Matters Agreement, dated October 21, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Glatfelter Corporation on October 22, 2024).
10.22	Employment Agreement, dated December 20, 2024, between Magnera Corporation and Curtis L. Begle (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 20, 2024).
10.23	Magnera Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 20, 2024).
16.1	Letter from Deloitte & Touche LLP dated November 4, 2024 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on November 5, 2024).
19*	Insider Trading Policy.
21.1*	Subsidiaries of the Registrant.
22.1*	List of Subsidiary Guarantors.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer.
32.2*	Section 1350 Certification of the Chief Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

+     Management compensatory plan, contract, or arrangement.
*     Filed or furnished, as applicable, with this Annual Report.
†     Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to the RMT Transaction Agreement, the Separation Agreement, the Employee Matters Agreement and the First Amendment to the Employee Matters Agreement have been omitted. Treasure Holdco, Inc. hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of November, 2025.

MAGNERA CORPORATION

By	/s/ Curt Begle
Curt Begle
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin M. Fogarty	Chairman of the Board and Director	November 25, 2025
Kevin M. Fogarty

/s/ Curt Begle	Chief Executive Officer and Director (Principal Executive Officer)	November 25, 2025
Curt Begle

/s/ James M. Till	Chief Financial Officer (Principal Financial and Accounting Officer)	November 25, 2025
James M. Till

/s/ Bruce Brown	Director	November 25, 2025
Bruce Brown

/s/ Michael S. Curless	Director	November 25, 2025
Michael S. Curless

/s/ Thomas M. Fahnemann	Director	November 25, 2025
Thomas M. Fahnemann

/s/ Mary D. Hall	Director	November 25, 2025
Mary D. Hall

/s/ Samantha J. Marnick	Director	November 25, 2025
Samantha J. Marnick

/s/ C. Rick Rickertsen	Director	November 25, 2025
C. Rick Rickertsen

/s/ Thomas E.Salmon	Director	November 25, 2025
Thomas E. Salmon