Form 10-Q
period 2025-12-27
Magnera Corp
filed 2026-02-05
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2025
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
Common Stock outstanding on February 5, 2026 totaled 35.9 million shares.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This document contains certain statements that are “forward-looking” statements within the meaning of the federal securities laws and are presented pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995.  Such “forward-looking” statements include, but are not limited to, statements with respect to our future financial performance and condition, results of operations and business, our expectations or beliefs concerning future events, plans, objectives, expectations and intentions, and other statements that are not historical facts. These statements may contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “outlook,” “guidance,” “anticipates” or “looking forward” or similar expressions. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are based upon the current beliefs and expectations of the management of Magnera and are subject to risks and uncertainties that may change at any time.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Although it is not possible to identify all of these risks and uncertainties, they include, among others, the following: global economic conditions; inflation; the cost and availability of raw materials and energy; disruption of our supply chain; the adverse impact of weather events on our facilities, inventory and suppliers, as well as adverse effects on our customers, suppliers and other business partners; the effect of competition on our business; our inability to integrate future acquired companies or to realized expected operating synergies; synergies expected to be achieved in connection with our business combination with a subsidiary of Berry Global Group, Inc.; our inability to retain our officers and employees or the occurrence of labor disputes; disruption of our information technology systems, including as a result of a cyber breach; risks associated with operating internationally, including fluctuating exchange rates, tariffs, differing tax laws and regulation; litigation and regulatory investigations; and disputes related to intellectual property used in our business.  Additional information regarding these risks and uncertainties and other risks applicable to our business are described in additional detail in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 27, 2025, and other filings that we make with the SEC. These risk factors may not contain all of the material factors that are important to you. New factors may emerge from time to time, and it is not possible to either predict new factors or assess the potential effect of any such new factors. Accordingly, readers should not place undue reliance on those statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Magnera Corporation
Form 10-Q Index
For the Quarterly Period Ended December 27, 2025

Part I – Financial Information

Item 1 – Financial Statements

Magnera Corporation
Consolidated and Combined Statements of Operations
(Unaudited)

	Quarterly Period Ended
(in millions of dollars, except per share amounts)	December 27, 2025	December 28, 2024
Net sales	$792	$702
Costs and expenses:
Cost of goods sold	695	631
Selling, general and administrative	50	47
Amortization of intangibles	11	14
Restructuring and other activities	22	32
Operating income (loss)	14	(22)
Other expense, net	3	21
Interest expense, net	40	26
Loss before income taxes	(29)	(69)
Income tax expense (benefit)	5	(9)
Net loss	$(34)	$(60)

Net loss per share: Basic and diluted	$(0.95)	$(1.69)

Consolidated and Combined Statements of Comprehensive Loss
(Unaudited)

	Quarterly Period Ended
(in millions of dollars)	December 27, 2025	December 28, 2024
Net loss	$(34)	$(60)
Other comprehensive income, net of tax:
Currency translation gain (loss)	3	(71)
Other comprehensive income (loss)	3	(71)
Comprehensive loss	$(31)	$(131)

See notes to Consolidated and Combined Financial Statements.

Magnera Corporation
Consolidated Balance Sheets

(in millions of dollars)	December 27, 2025	September 27, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$264	$305
Accounts receivable	553	522
Finished goods	301	303
Raw materials	175	171
Prepaid expenses and other current assets	72	122
Total current assets	1,365	1,423
Noncurrent assets:
Property, plant and equipment	1,453	1,476
Goodwill and intangible assets	880	890
Right-of-use assets	60	62
Other assets	135	138
Total assets	$3,893	$3,989

Liabilities and equity
Current liabilities:
Accounts payable	$326	$356
Accrued employee costs	80	90
Other current liabilities	150	155
Total current liabilities	556	601
Noncurrent liabilities:
Long-term debt	1,931	1,952
Deferred income taxes	48	46
Operating lease liabilities	44	45
Other long-term liabilities	276	281
Total liabilities	2,855	2,925

Equity:
Common stock (35.9 and 35.6 million shares issued, respectively)	1	1
Additional paid-in capital	1,422	1,417
Retained loss	(193)	(159)
Accumulated other comprehensive loss	(192)	(195)
Total equity	1,038	1,064
Total liabilities and equity	$3,893	$3,989

See notes to Consolidated and Combined Financial Statements.

Magnera Corporation
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Quarterly Period Ended
(in millions of dollars)	December 27, 2025	December 28, 2024
Cash Flows from Operating Activities:
Net loss	$(34)	$(60)
Adjustments to reconcile net cash from operating activities:
Depreciation	38	39
Amortization of intangibles	11	14
Non-cash interest expense	7	3
Deferred income tax	1	8
Share-based compensation expense	5	6
Other non-cash operating activities, net	9	32
Changes in working capital, net	(31)	(106)
Changes in other assets and liabilities	(4)	6
Net cash from (used in) operating activities	2	(58)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(15)	(16)
Cash acquired from merger	—	37
Net cash from (used in) investing activities	(15)	21

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	1,556
Repayments on long-term borrowings	(27)	(430)
Transfers from (to) parent, net	—	34
Cash distributions to parent	—	(1,111)
Debt fees and other, net	—	(16)
Net cash from (used in) financing activities	(27)	33
Effect of currency translation on cash	(1)	(11)
Net change in cash and cash equivalents	(41)	(15)
Cash and cash equivalents at beginning of period	305	230
Cash and cash equivalents at the end of period	$264	$215

See notes to Consolidated and Combined Financial Statements.

Magnera Corporation
Consolidated and Combined Statements of Changes in Equity
(Unaudited)

				Accumulated Other
	Common	Berry Net	Additional	Comprehensive Loss -	Retained	Total
(in millions of dollars)	Stock	Investment	Paid-in Capital	Currency Translation	Loss	Equity
Balance at September 27, 2025	$1	$—	$1,417	$(195)	$(159)	$1,064
Net loss	—	—	—	—	(34)	(34)
Other comprehensive income	—	—	—	3	—	3
Share-based compensation	—	—	5	—	—	5
Balance at December 27, 2025	$1	$—	$1,422	$(192)	$(193)	$1,038

Balance at September 28, 2024	$—	$2,307	$—	$(168)	$—	$2,139
Net loss	—	—	—	—	(60)	(60)
Other comprehensive loss	—	—	—	(71)	—	(71)
Cash distribution to parent	—	(1,111)	—	—	—	(1,111)
Transfers from parent, net	—	129	—	—	—	129
Distribution of parent’s net investment	1	(1,325)	1,324	—	—	—
Acquisition	—	—	74	—	—	74
Share-based compensation	—	—	6	—	—	6
Balance at December 28, 2024	$1	$—	$1,404	$(239)	$(60)	$1,106

See notes to Consolidated and Combined Financial Statements.

Magnera Corporation
Notes to Consolidated and Combined Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)

1.         Basis of Presentation

On November 4, 2024 (the “Closing Date”), Treasure Holdco, Inc., which was a wholly owned subsidiary of Berry Global Group, Inc. (“Berry”), completed its merger (the “merger”) with the Glatfelter Corporation which concurrently changed its name to Magnera Corporation.

The Consolidated and Combined Financial Statements contain combined financial statements for the fiscal periods prior to the Closing Date of the merger and were prepared on a stand-alone basis. The pre-merger Combined Financial Statements of Operations, Comprehensive Income (Loss), Cash Flows and Changes in Equity have been prepared on a carve-out basis, which include assumptions underlying the preparation that management believe are reasonable. However, the combined pre-merger financial information included herein may not necessarily reflect the Company’s results of operations, comprehensive income (loss), cash flows and changes in equity had the Company been an independent stand-alone company during the periods presented.

The accompanying unaudited Consolidated and Combined Financial Statements of Magnera have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim reporting. In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts and disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and all subsequent events up to the time of the filing have been evaluated. For further information, refer to the Company’s Form 10-K filed with the SEC on November 25, 2025.

Recently Issued Accounting Pronouncements

In 2023, the Financial Accounting Standards Board ("FASB") issued guidance with the goal of providing more information in the income tax reconciliation table and regarding income taxes paid. This Accounting Standard Update ("ASU") is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. The Company is currently evaluating the impact of adopting this guidance.

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

2.         Revenue and Accounts Receivable

Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  Generally, our revenue is recognized for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  The Company disaggregates revenue based on reportable business segment, geography, and significant product line. See Note 8. Segment and Geographic Data.

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

 3.         Restructuring and Other Activities

During fiscal year 2025, the Company announced cost savings initiatives including plant rationalizations in all segments as part of the Project CORE restructuring plan. The project is expected to be carried out over the next two fiscal years, with the operations savings intended to counter general economic softness.

The table below sets forth the significant components of the Restructuring and other activities, including supply chain financings activity charges recognized for the periods presented, by reportable segment:

	Quarterly Period Ended
	December 27, 2025	December 28, 2024
Americas	$14	$20
Rest of World	8	12
Consolidated	$22	$32

The table below sets forth the activity with respect to the Restructuring and other activities accrual at December 27, 2025:

	Restructuring
	Employee Severance	Facility Exit	Non-Cash	Integration
	and Benefits	Costs	Charges	and Other	Total
Balance at September 27, 2025	$13	$—	$—	$2	$15
Charges	8	1	3	10	22
Non-cash items	—	—	(3)	—	(3)
Cash payments	(10)	(1)	—	(12)	(23)
Balance at December 27, 2025	$11	$—	$—	$—	$11

4.         Leases

The Company leases certain manufacturing facilities, warehouses, office space, manufacturing equipment, office equipment, and automobiles.

Supplemental lease information is as follows:

Leases	Classification	December 27, 2025	September 27, 2025
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$60	$62
Current operating lease liabilities	Other current liabilities	18	18
Noncurrent operating lease liabilities	Operating lease liabilities	44	45

5.         Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	December 27, 2025	September 27, 2025
Term loan	November 2031	$706	$731
Revolving credit facility	November 2029	—	—
4.75% First Priority Senior Secured Notes	October 2029	500	500
7.25% First Priority Senior Secured Notes	November 2031	798	800
Debt discounts, deferred fees and other		(73)	(79)
Total long-term debt		$1,931	$1,952

Despite not having financial maintenance covenants on our Term Loan and secured notes, these agreements do contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness. We are in compliance with all covenants as of December 27, 2025.

6.         Financial Instruments and Fair Value Measurements

In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors.  The Company may use derivative financial instruments to help manage market risk and reduce the exposure to fluctuations in foreign currencies and interest rates.  These financial instruments are not used for trading or other speculative purposes.

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature November 2027 (€250 million) and November 2029 (€425 million). The swaps are designated as a hedge of the Company’s foreign currency investment in foreign subsidiaries. The activity on net investment hedges, net of tax, recorded in Accumulated other comprehensive loss for the quarter ended December 27, 2025 and December 28, 2024 was $(2) million and $8 million respectively. When valuing cross-currency swaps, the Company utilizes Level 2 inputs (substantially observable).

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	December 27, 2025	September 27, 2025
Cross-currency swaps	Designated	Other long-term liabilities	$(102)	$(99)

The effect of the Company’s derivative financial instruments on the Consolidated and Combined Statements of Operations is as follows:

		Quarterly Period Ended
Derivative Instruments	Statements of Operations Location	December 27, 2025	December 28, 2024
Cross-currency swaps	Interest expense, net	$2	$2

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition.  The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets that are subject to our impairment analysis primarily include our definite lived and indefinite lived intangible assets, including Goodwill and our Property, plant and equipment. The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year and more frequently if impairment indicators exist. No impairment indicators were identified in the current quarter, but future declines in our expected operating performance or sustained periods of lower valuation market multiples could result in impairment charges in the future.

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, and cross-currency swap agreements.  The book value of our marketable long-term indebtedness exceeded fair value by $56 million as of December 27, 2025.  The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).

7.         Income Taxes

 The year-to-date effective income tax rate was unfavorably impacted by the jurisdictional mix of pre-tax results among the Company and its subsidiaries and losses, which generate no tax benefit in domestic and certain foreign jurisdictions.  Foreign income taxed in the U.S., as well as certain changes in applicable withholding taxes, also unfavorably influenced the effective tax rate.

8.         Segment and Geographic Data

The Company’s operations are organized into two operating and reportable segments: Americas and Rest of World. The structure is designed to align us with our customers, provide improved service, drive future growth, and to facilitate synergy realization. Adjusted EBITDA is the primary measure of profit (loss) used by the chief operating decision maker ("CODM"), our CEO, to evaluate the performance of and allocate resources among our reportable segments.  The Company defines Adjusted EBITDA as operating income adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance. The Company's management, including the CODM, uses Adjusted EBITDA to evaluate segment performance and allocate resources. The accounting policies of the reportable segments are the same as those in the Consolidated and Combined Financial Statements. The Company's CODM uses consolidated expense information in the evaluation of segment performance and to allocate resources and is not regularly provided disaggregated expense information for each of the reportable segments.

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended
	December 27, 2025	December 28, 2024
Net Sales
Americas	$440	$420
Rest of World	352	282
Total net sales	$792	$702

Segment operating expenses(4)
Americas	$382	$364
Rest of World	317	254
Total segment operating expenses	$699	$618

Adjusted EBITDA
Americas	$58	$56
Rest of World	35	28
Total adjusted EBITDA	$93	$84

Reconciling items:
Depreciation and amortization	$49	$53
Restructuring, transaction, business optimization and other activities	19	32
Argentina hyperinflation(1)	3	—
Corporate expense allocation(2)	—	3
Other non-cash charges(3)	8	18
Operating income (loss)	14	(22)
Interest expense, net and other expense (income), net	43	47
Loss before income taxes	$(29)	$(69)
(1)    Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso
(2)    Consists of estimated parent-allocated charges for the prior year merger which is required by GAAP as part of the carve-out financial statement process
(3)    Includes stock compensation expense and other non-cash items, including $3 million of Restructuring and other expenses and $12 million of inventory step-up charges related to the prior year merger in the quarter ended December 27, 2025 and December 28, 2024, respectively
(4)   Segment operating expenses include primarily cost of goods sold and selling, general and administrative expenses

Depreciation and amortization
Americas	$29	$33
Rest of World	20	20
Total depreciation and amortization	$49	$53

Total assets and capital expenditures by segment are not disclosed as the CODM does not utilize these measures to evaluate segment performance or allocate resources and capital.

Selected information by geographical region is presented in the following table:

	Quarterly Period Ended
	December 27, 2025	December 28, 2024
Net sales
United States and Canada	$341	$306
Latin America	99	114
Rest of World	352	282
Total net sales	$792	$702

Selected information by product line is presented in the following table:

	Quarterly Period Ended
(in percentages)	December 27, 2025	December 28, 2024
Net sales
Personal Care	44%	53%
Consumer Solutions	56%	47%
Total net sales	100%	100%

9.         Contingencies and Commitments

Litigation

The Company is party to various legal proceedings involving routine claims which are incidental to its business.  Although the Company’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to its Consolidated Balance Sheet, Consolidated and Combined Statements of Operations, or Cash Flows.

Environmental Claims

Over the next 29 years, we are primarily responsible for the reimbursement of government oversight costs associated with certain environmental claims regarding the Fox River located in Wisconsin. At December 27, 2025, the outstanding balance of the environmental liability and corresponding escrow asset was $17 million and $9 million, respectively.

Tax Claims

As part of a previous acquisition, the Company acquired a liability related to certain tax claims. Depending on the resolution of the tax claim, the settlement will range between $40 million and $58 million as of December 27, 2025 with an eventual payment to the Brazilian government and/or the selling stockholders of the previous acquisition.  The Company has recorded an estimated tax liability on the Consolidated Balance Sheets in Other long-term liabilities as the settlement of existing and potential claims is expected to be greater than one year.

10.        Basic and Diluted Net Loss Per Share

Basic net income or earnings per share ("EPS") is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

	Quarterly Period Ended
(in millions)	December 27, 2025	December 28, 2024
Numerator
Consolidated net loss	$(34)	$(60)
Denominator
Weighted average common shares outstanding - basic and dilutive	35.7	35.4

Net loss per share:
Basic and diluted	$(0.95)	$(1.69)

Shares excluded from the current period calculation, as the effect of their conversion into shares of our common stock would be antidilutive were 3.6 million.

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

Raw Material Trends.  Our primary raw materials are polymer resin, wood-based fibers, and pulps. In addition, we use other materials in various manufacturing processes. While temporary industry-wide shortages of raw materials have occurred, we have historically been able to manage the supply chain disruption by working closely with our suppliers and customers. Changes in the price of raw materials are generally passed on to customers through contractual price mechanisms over time, during contract renewals, and by other means.

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

Acquisition Strategy

As part of our growth strategy, we intend to pursue additional acquisition targets. Our acquisition strategy is focused on identifying attractive assets that will support improving our long-term financial performance, enhancing our market positions, and expanding our existing and complementary product lines. We seek to obtain businesses for attractive post-synergy multiples, creating value for our stockholders from synergy realization, leveraging the acquired products across our customer base, creating new platforms for future growth, and assuming best practices from the businesses we acquire. While the expected benefits to earnings will be estimated at the commencement of each transaction, once the execution of the plan and integration occur, we may be unable to accurately estimate or track what the ultimate effects will be due to system integrations and movements of activities to multiple facilities.

Non-GAAP Measures

We use certain non-GAAP financial measures in our disclosures. Adjusted EBITDA is the primary measure of profit (loss) used by the CODM, our Chief Executive Officer, to evaluate performance and allocate resources among our reportable segments. Adjusted EBITDA is a non-GAAP financial measure and may be calculated differently by other companies, including those in our industry or peer group, which may limit its usefulness for comparative purposes. Adjusted EBITDA should not be considered an alternative to any financial measure determined in accordance with GAAP. See Note 8 to the Consolidated and Combined Financial Statements for the definition of, and additional information regarding, Adjusted EBITDA.

We also use free cash flow metrics as a supplemental measure of liquidity, as they assist us in assessing our ability to fund growth through cash generation. Free cash flow metrics are non-GAAP financial measures and may be calculated differently by other companies, including those in our industry or peer group, which may limit their usefulness for comparative purposes. Free cash flow metrics should not be considered an alternative to any financial measure determined in accordance with GAAP.

Results of Operations

Comparison of the Quarterly Period Ended December 27, 2025 (the “Quarter”) and the Quarterly Period Ended December 28, 2024 (the “Prior Quarter”)

Business integration expenses consist of restructuring and impairment charges, acquisition/merger related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview

	Quarter	Prior Quarter	$ Change	% Change
Net sales	$792	$702	$90	13%
Operating income (loss)	14	(22)	36	164%

Net sales:   The net sales increase included revenue from the prior year merger of $112 million and favorable foreign currency changes of $36 million that were partially offset by a $52 million decrease in selling prices primarily due to the pass-through of lower raw material costs and a 1% organic volume decline which was attributed to strength in our consumer solutions product categories being more than offset by competitive pressures in South America and general market softness in Europe.

Operating income (loss): The operating income increase included a $10 million favorable impact from decreased business integration costs, a $12 million non-recurring inventory fair value step-up charge in the prior quarter, lower depreciation and amortization expenses of $8 million and operating income from the prior year merger.

Other expense, net: The decrease in other expense is primarily due to a $15 million prepayment penalty charge for retiring debt in the prior year in connection with the prior year merger.

Interest expense, net: The interest expense, net increase is primarily attributed to incurred debt connected with the prior year merger that closed on November 4, 2024.

Changes in Comprehensive Income

The $100 million increase in comprehensive income from the Prior Quarter is attributed to a $74 million favorable change in currency translation and a $26 million increase in net income.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar, whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the Quarter was primarily attributed to locations utilizing the Euro and Brazilian real as their functional currency.  As part of its overall risk management, the Company uses derivative instruments to reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in the current quarter is primarily attributed to the change in the forward foreign exchange curves between measurement dates.

Segment Overview

Americas

	Quarter	Prior Quarter	$ Change	% Change
Net sales	$440	$420	$20	5%
Adjusted EBITDA	58	56	2	4%

Net sales: The net sales increase included a 2% organic volume growth, revenue from the prior year merger of $42 million and favorable foreign currency changes of $8 million that were partially offset by a $38 million decrease in selling prices primarily due to the pass-through of lower raw material costs and competitive pressures from imports in South America.

Adjusted EBITDA: The adjusted EBITDA increase included a contribution from the prior year merger of $5 million and improved organic growth in North America partially offset by unfavorable impacts from price cost spread of $4 million.

Rest of World

	Quarter	Prior Quarter	$ Change	% Change
Net sales	$352	$282	$70	25%
Adjusted EBITDA	35	28	7	25%

Net sales: The net sales increase included revenue from the prior year merger of $70 million and a $28 million favorable impact from foreign currency changes partially offset by a 5% organic volume decline which was primarily attributed to general market softness in Europe and a $14 million decrease in selling prices primarily due to the pass-through of lower raw material costs.

Adjusted EBITDA: The adjusted EBITDA increase included a contribution from the prior year merger of $3 million and favorable impacts from price cost spread of $4 million as the result of synergy realization and mix improvement.

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

Cash Flows

Net cash from operating activities increased $60 million from the Prior Quarter primarily related to higher net loss and working capital uses in Prior Quarter.

Net cash from investing activities decrease of $36 million from the Prior Quarter primarily attributed to cash acquired in connection with the merger in Prior Quarter.

Net cash from financing activities decreased $60 million from Prior Quarter primarily attributed to $27 million prepayment of debt in the Quarter paired with proceeds from borrowings netted with transfers to parent in the Prior Quarter.

Free Cash Flow

Our consolidated free cash flow for the Quarter are summarized as follows:

December 27, 2025
Cash flow from operating activities	$2
Additions to property, plant and equipment	(15)
Free cash flow	$(13)

Liquidity Outlook

At December 27, 2025, our cash balance was $264 million, which was primarily located outside the U.S.  We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs with the exception of funds needed to cover all long-term debt obligations, which we intend to refinance prior to maturity.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities and accounts receivable supply chain financing programs.  Our senior secured credit facilities are comprised of (i) $706 million term loan and (ii) the $350 million revolving credit facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus SOFR. The applicable margin for SOFR rate borrowings under the revolving credit facility ranges from 1.50% to 2.00%, and the margin for the term loan is 4.25% per annum.  As of period end, the SOFR rate of approximately 3.82% was applicable to the term loan.  A change of 0.25% on these floating interest rate exposures would increase our annual interest expense by approximately $2 million.

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the Euro, British pound sterling, Argentine peso, and Brazilian real.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.   Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had an $8 million favorable impact on our Net income for the quarterly period ended December 27, 2025.  See Note 6. Financial Instruments and Fair Value Measurements.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the SEC (such as this Form 10-Q) is recorded, processed, summarized, and reported on a timely basis.

As reported in our 2025 Annual Report on Form 10-K, Magnera's management concluded that its internal control over financial reporting and its disclosure controls and procedures were not effective as of September 27, 2025.  This conclusion was specifically impacted by deficiencies in the design and operating effectiveness as well as the level of observable control documentation of our internal controls related to the merger that closed on November 4, 2024, as well as information technology general controls related to legacy U.S. IT systems that are under a transition services agreement. As there were no material errors in the accounting or adjustments to the Consolidated and Combined Financial Statements as a result of these identified deficiencies, management concluded that there was no impact on Magnera's prior or current period Consolidated and Combined Financial Statements and that Magnera's financial statements were presented fairly in all material respects. Since September 27, 2025, Magnera's management has taken remedial actions, and in that regard, has allocated resources internally that we believe will allow us to accelerate remediation.

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of December 27, 2025.  Because many of the controls related to IT systems are connected with conversions that will occur throughout the fiscal year, management has concluded that our disclosure controls and procedures were not effective as of the last day of the period covered by this report.

(b) Changes in internal control over financial reporting.

Except as set forth above, there were no material changes in our internal control over financial reporting that occurred during the quarter ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

See the discussion of legal proceedings contained in Note 9. Contingencies and Commitments to our unaudited Consolidated and Combined Financial Statements in Part I, Item 1 of this report, which is incorporated herein by reference.

Item 1A.  Risk Factors

Before investing in our securities, we recommend that investors carefully consider the risks described in our annual reports on Form 10-K and any subsequent periodic reports filed with the SEC. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Magnera Corporation

February 5, 2026	By:	/s/ James M. Till
James M. Till
Chief Financial Officer