Form 10-Q
period 2026-03-28
Magnera Corp
filed 2026-05-07
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2026
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
Common Stock outstanding on May 7, 2026 totaled 35.8 million shares.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking” statements within the meaning of the federal securities laws and are presented pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995.  Such “forward-looking” statements include, but are not limited to, statements with respect to our future financial performance and condition, results of operations and business, our expectations or beliefs concerning future events, plans, objectives, expectations and intentions, and other statements that are not historical facts. These statements may contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “outlook,” “guidance,” “anticipates” or “looking forward” or similar expressions. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are based upon the current beliefs and expectations of the management of Magnera and are subject to risks and uncertainties that may change at any time.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Although it is not possible to identify all of these risks and uncertainties, they include, among others, the following: global economic conditions; inflation; the cost and availability of raw materials and energy; disruption of our supply chain; the adverse impact of weather events on our facilities, inventory and suppliers, as well as adverse effects on our customers, suppliers and other business partners; the effect of competition on our business; our inability to integrate future acquired companies or to realize expected operating synergies; synergies expected to be achieved in connection with our business combination with a subsidiary of Berry Global Group, Inc.; our inability to retain our officers and employees or the occurrence of labor disputes; disruption of our information technology systems, including as a result of a cyber breach; risks associated with operating internationally, including fluctuating exchange rates, tariffs, differing tax laws and regulation; litigation and regulatory investigations; and disputes related to intellectual property used in our business.  Additional information regarding these risks and uncertainties and other risks applicable to our business are described in additional detail in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 27, 2025, and other filings that we make with the SEC. These risk factors may not contain all of the material factors that are important to you. New factors may emerge from time to time, and it is not possible to either predict new factors or assess the potential effect of any such new factors. Accordingly, readers should not place undue reliance on those statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Magnera Corporation
Form 10-Q Index
For the Quarterly Period Ended March 28, 2026

Part I – Financial Information

Item 1 – Financial Statements

Magnera Corporation
Consolidated and Combined Statements of Operations
(Unaudited)

	Quarterly Period Ended		Two Quarterly Periods Ended
(in millions of dollars, except per share amounts)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net sales	$796	$824	$1,588	$1,526
Costs and expenses:
Cost of goods sold	701	736	1,396	1,367
Selling, general and administrative	50	47	100	94
Amortization of intangibles	12	14	23	28
Restructuring and other activities	16	23	38	55
Operating income (loss)	17	4	31	(18)
Other (income) expense, net	(1)	5	2	26
Interest expense, net	35	39	75	65
Loss before income taxes	(17)	(40)	(46)	(109)
Income tax expense (benefit)	1	1	6	(8)
Net loss	$(18)	$(41)	$(52)	$(101)

Net loss per share: Basic and diluted	$(0.50)	$(1.15)	(1.45)	(2.85)

Consolidated and Combined Statements of Comprehensive Loss
(Unaudited)

	Quarterly Period Ended		Two Quarterly Periods Ended
(in millions of dollars)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net loss	$(18)	$(41)	$(52)	$(101)
Other comprehensive income, net of tax:
Currency translation gain (loss)	15	25	18	(46)
Other comprehensive income (loss)	15	25	18	(46)
Comprehensive loss	$(3)	$(16)	(34)	(147)

See notes to Condensed Consolidated and Combined Financial Statements.

Magnera Corporation
Condensed Consolidated Balance Sheets

(in millions of dollars)	March 28, 2026	September 27, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$303	$305
Accounts receivable	536	522
Finished goods	297	303
Raw materials	175	171
Prepaid expenses and other current assets	96	122
Total current assets	1,407	1,423
Noncurrent assets:
Property, plant and equipment	1,424	1,476
Goodwill and intangible assets	870	890
Right-of-use assets	59	62
Other assets	136	138
Total assets	$3,896	$3,989

Liabilities and equity
Current liabilities:
Accounts payable	$369	$356
Accrued employee costs	81	90
Other current liabilities	155	155
Total current liabilities	605	601
Noncurrent liabilities:
Long-term debt	1,899	1,952
Deferred income taxes	52	46
Operating lease liabilities	43	45
Other long-term liabilities	258	281
Total liabilities	2,857	2,925

Equity:
Common stock (35.8 and 35.6 million shares issued, respectively)	1	1
Additional paid-in capital	1,426	1,417
Retained loss	(211)	(159)
Accumulated other comprehensive loss	(177)	(195)
Total equity	1,039	1,064
Total liabilities and equity	$3,896	$3,989

See notes to Condensed Consolidated and Combined Financial Statements.

Magnera Corporation
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Two Quarterly Periods Ended
(in millions of dollars)	March 28, 2026	March 29, 2025
Cash Flows from Operating Activities:
Net loss	$(52)	$(101)
Adjustments to reconcile net cash from operating activities:
Depreciation	77	83
Amortization of intangibles	23	28
Non-cash interest expense	13	8
Deferred income tax	—	10
Share-based compensation expense	9	10
Other non-cash operating activities, net	9	37
Changes in working capital, net	20	(78)
Changes in other assets and liabilities	(10)	10
Net cash from (used in) operating activities	89	7

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(29)	(39)
Cash acquired from merger	—	37
Settlement of net investment hedges	—	22
Net cash from (used in) investing activities	(29)	20

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	1,556
Repayments on long-term borrowings	(63)	(432)
Transfers from (to) parent, net	—	34
Cash distributions to parent	—	(1,111)
Debt fees and other, net	—	(15)
Net cash from (used in) financing activities	(63)	32
Effect of currency translation on cash	1	(7)
Net change in cash and cash equivalents	(2)	52
Cash and cash equivalents at beginning of period	305	230
Cash and cash equivalents at the end of period	$303	$282

See notes to Condensed Consolidated and Combined Financial Statements.

Magnera Corporation
Consolidated and Combined Statements of Changes in Equity
(Unaudited)

				Accumulated Other
Quarterly Period Ended	Common	Berry Net	Additional	Comprehensive Loss -	Retained	Total
(in millions of dollars)	Stock	Investment	Paid-in Capital	Currency Translation	Loss	Equity
Balance at December 27, 2025	$1	$—	$1,422	$(192)	$(193)	$1,038
Net loss	—	—	—	—	(18)	(18)
Other comprehensive income	—	—	—	15	—	15
Share-based compensation	—	—	4	—	—	4
Balance at March 28, 2026	$1	$—	$1,426	$(177)	$(211)	$1,039

Balance at December 28, 2024	$1	$—	$1,404	$(239)	$(60)	$1,106
Net loss	—	—	—	—	(41)	(41)
Other comprehensive loss	—	—	—	25	—	25
Share-based compensation	—	—	4	—	—	4
Other	—	—	(1)	—	—	(1)
Balance at March 29, 2025	$1	$—	$1,407	$(214)	$(101)	$1,093

				Accumulated Other
Two Quarterly Periods Ended	Common	Berry Net	Additional	Comprehensive Loss -	Retained	Total
(in millions of dollars)	Stock	Investment	Paid-in Capital	Currency Translation	Loss	Equity
Balance at September 27, 2025	$1	$—	$1,417	$(195)	$(159)	$1,064
Net loss	—	—	—	—	(52)	(52)
Other comprehensive income	—	—	—	18	—	18
Share-based compensation	—	—	9	—	—	9
Balance at March 28, 2026	$1	$—	$1,426	$(177)	$(211)	$1,039

Balance at September 28, 2024	$—	$2,307	$—	$(168)	$—	$2,139
Net loss	—	—	—	—	(101)	(101)
Other comprehensive loss	—	—	—	(46)	—	(46)
Cash distribution to parent	—	(1,111)	—	—	—	(1,111)
Transfers from parent, net	—	129	—	—	—	129
Distribution of parent’s net investment	1	(1,325)	1,324	—	—	—
Acquisition	—	—	74	—	—	74
Share-based compensation	—	—	10	—	—	10
Other	—	—	(1)	—	—	(1)
Balance at March 29, 2025	$1	$—	$1,407	$(214)	$(101)	$1,093

See notes to Condensed Consolidated and Combined Financial Statements.

Magnera Corporation
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)

1.         Basis of Presentation

On November 4, 2024 (the “Closing Date”), Treasure Holdco, Inc., which was a wholly owned subsidiary of Berry Global Group, Inc. (“Berry”), completed its merger (the “merger”) with the Glatfelter Corporation which concurrently changed its name to Magnera Corporation.

The Consolidated and Combined Financial Statements contain combined financial statements for the fiscal periods prior to the Closing Date of the merger and were prepared on a stand-alone basis. The pre-merger Combined Financial Statements of Operations, Comprehensive Income (Loss), Cash Flows and Changes in Equity have been prepared on a carve-out basis, which include assumptions underlying the preparation that management believes are reasonable. However, the combined pre-merger financial information included herein may not necessarily reflect the Company’s results of operations, comprehensive income (loss), cash flows and changes in equity had the Company been an independent stand-alone company during the periods presented.

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

The table below sets forth the significant components of the Restructuring and other activities, including supply chain financings activity charges recognized for the periods presented, by reportable segment:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Americas	$13	$14	$27	$34
Rest of World	3	9	11	21
Consolidated	$16	$23	$38	$55

The table below sets forth the activity with respect to the Restructuring and other activities accrual at March 28, 2026:

	Restructuring
	Employee Severance	Facility Exit	Non-Cash	Integration
	and Benefits	Costs	Charges	and Other	Total
Balance at September 27, 2025	$13	$—	$—	$2	$15
Charges	11	2	3	22	38
Non-cash items	—	—	(3)	—	(3)
Cash payments	(14)	(2)	—	(24)	(40)
Balance at March 28, 2026	$10	$—	$—	$—	$10

4.         Leases

The Company leases certain manufacturing facilities, warehouses, office space, manufacturing equipment, office equipment, and automobiles.

Supplemental lease information is as follows:

Leases	Classification	March 28, 2026	September 27, 2025
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$59	$62
Current operating lease liabilities	Other current liabilities	17	18
Noncurrent operating lease liabilities	Operating lease liabilities	43	45

5.         Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	March 28, 2026	September 27, 2025
Term loan	November 2031	$706	$731
Revolving credit facility	November 2029	—	—
4.75% First Priority Senior Secured Notes	October 2029	500	500
7.25% First Priority Senior Secured Notes	November 2031	763	800
Debt discounts, deferred fees and other		(70)	(79)
Total long-term debt		$1,899	$1,952

Despite not having financial maintenance covenants on our Term Loan and secured notes, these agreements do contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness. We are in compliance with all covenants as of March 28, 2026.

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature November 2027 (€250 million) and November 2029 (€425 million). The swaps are designated as a hedge of the Company’s foreign currency investment in foreign subsidiaries. The activity on net investment hedges, net of tax, recorded in Accumulated other comprehensive loss for the quarter ended March 28, 2026 and March 29, 2025 was $15 million and $(14) million, respectively. When valuing cross-currency swaps, the Company utilizes Level 2 inputs (substantially observable).

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	March 28, 2026	September 27, 2025
Cross-currency swaps	Designated	Other long-term liabilities	$(79)	$(99)

The effect of the Company’s derivative financial instruments on the Consolidated and Combined Statements of Operations is as follows:

		Quarterly Period Ended		Two Quarterly Periods Ended
Derivative Instruments	Statements of Operations Location	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Cross-currency swaps	Interest expense, net	$2	$3	$4	$5

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition.  The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  These assets that are subject to our impairment analysis primarily include our definite lived and indefinite lived intangible assets, including Goodwill and our Property, plant and equipment. The Company reviews Goodwill and other indefinite lived assets for impairment as of the first day of the fourth fiscal quarter each year and more frequently if impairment indicators exist. No impairment indicators were identified in the current quarter, but sustained periods of lower valuation market multiples or future declines in our expected operating performance could result in impairment charges in the future.

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, and cross-currency swap agreements.  The book value of our marketable long-term indebtedness exceeded fair value by $136 million as of March 28, 2026.  The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).

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

8.         Segment and Geographic Data

The Company’s operations are organized into two operating and reportable segments: Americas and Rest of World. The structure is designed to align us with our customers, provide improved service, drive future growth, and facilitate synergy realization. Adjusted EBITDA is the primary measure of profit (loss) used by the chief operating decision maker ("CODM"), our CEO, to evaluate the performance of and allocate resources among our reportable segments.  The Company defines Adjusted EBITDA as operating income adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance. The Company's management, including the CODM, uses Adjusted EBITDA to evaluate segment performance and allocate resources. The accounting policies of the reportable segments are the same as those in the Consolidated and Combined Financial Statements. The Company's CODM uses consolidated expense information in the evaluation of segment performance and to allocate resources and is not regularly provided disaggregated expense information for each of the reportable segments.

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net Sales
Americas	$437	$473	$877	$893
Rest of World	359	351	711	633
Total net sales	$796	$824	$1,588	$1,526

Segment operating expenses(4)
Americas	$379	$409	$761	$773
Rest of World	327	326	644	580
Total segment operating expenses	$706	$735	$1,405	$1,353

Adjusted EBITDA
Americas	$58	$64	$116	$120
Rest of World	32	25	67	53
Total adjusted EBITDA	$90	$89	$183	$173

Reconciling items:
Depreciation and amortization	$51	$58	$100	$111
Restructuring, transaction, business optimization and other activities	17	19	36	51
Argentina hyperinflation(1)	—	—	3	—
Corporate expense allocation(2)	—	—	—	3
Other non-cash charges(3)	5	8	13	26
Operating income (loss)	17	4	31	(18)
Interest expense, net and other (income) expense, net	34	44	77	91
Loss before income taxes	$(17)	$(40)	$(46)	$(109)
(1)    Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(2)    Consists of estimated parent-allocated charges for the prior year merger which is required by GAAP as part of the carve-out financial statement process.
(3)    Includes stock compensation expense and other non-cash items, including $3 million of Restructuring and other expenses in the two quarterly periods ended March 28, 2026 and $12 million of inventory step-up charges related to the prior year merger in the two quarterly periods ended March 29, 2025.
(4)   Segment operating expenses include primarily cost of goods sold and selling, general and administrative expenses.

Depreciation and amortization
Americas	$31	$39	$60	$72
Rest of World	20	19	40	39
Total depreciation and amortization	$51	$58	$100	$111

Total assets and capital expenditures by segment are not disclosed as the CODM does not utilize these measures to evaluate segment performance or allocate resources and capital.

Selected information by geographical region is presented in the following table:

	Quarterly Period Ended		Two Quarterly Periods Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net sales
United States and Canada	$347	$367	$688	$673
Latin America	90	106	189	220
Rest of World	359	351	711	633
Total net sales	$796	$824	$1,588	$1,526

Selected information by product line is presented in the following table:

	Quarterly Period Ended		Two Quarterly Periods Ended
(in percentages)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net sales
Personal Care	44%	50%	44%	52%
Consumer Solutions	56%	50%	56%	48%
Total net sales	100%	100%	100%	100%

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

Environmental Claims

Over the next 29 years, we are primarily responsible for the reimbursement of government oversight costs associated with certain environmental claims regarding Fox River located in Wisconsin. At March 28, 2026, the outstanding balance of the environmental liability and corresponding escrow asset was $17 million and $9 million, respectively.

Tax Claims

As part of a previous acquisition, the Company acquired a liability related to certain tax claims. Depending on the resolution of the tax claims, the settlement has a range of outcomes that is not expected to exceed $63 million as of March 28, 2026, with an eventual payment to the Brazilian government and/or the selling stockholders of the previous acquisition.  The Company has recorded an estimated tax liability on the Consolidated Balance Sheets in Other long-term liabilities as the settlement of existing and potential claims is expected to be greater than one year.

10.        Basic and Diluted Net Loss Per Share

Basic net income or earnings per share ("EPS") is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

	Quarterly Period Ended		Two Quarterly Periods Ended
(in millions)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Numerator
Consolidated net loss	$(18)	$(41)	$(52)	$(101)
Denominator
Weighted average common shares outstanding - basic and dilutive	35.9	35.6	35.8	35.5

Net loss per share:
Basic and diluted	$(0.50)	$(1.15)	$(1.45)	$(2.85)

Shares excluded from the current period calculation, as the effect of their conversion into shares of our common stock would be antidilutive were 2.4 million.

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

Non-GAAP Measures

We use certain non-GAAP financial measures in our disclosures. Adjusted EBITDA is the primary measure of profit (loss) used by the CODM, our CEO, to evaluate performance and allocate resources among our reportable segments. Adjusted EBITDA is a non-GAAP financial measure and may be calculated differently by other companies, including those in our industry or peer group, which may limit its usefulness for comparative purposes. Adjusted EBITDA should not be considered an alternative to any financial measure determined in accordance with GAAP. See Note 8 to the Consolidated and Combined Financial Statements for the definition of, and additional information regarding, Adjusted EBITDA.

We also use free cash flow metrics as a supplemental measure of liquidity, as they assist us in assessing our ability to fund growth through cash generation. Free cash flow metrics are non-GAAP financial measures and may be calculated differently by other companies, including those in our industry or peer group, which may limit their usefulness for comparative purposes. Free cash flow metrics should not be considered an alternative to any financial measure determined in accordance with GAAP. See “Liquidity and Capital Resources–Free Cash flow” for the definition and calculation of free cash flow for the quarter ended March 28, 2026.

Results of Operations

Comparison of the Quarterly Period Ended March 28, 2026 (the “Quarter”) and the Quarterly Period Ended March 29, 2025 (the “Prior Quarter”)

Business integration expenses consist of restructuring and impairment charges, acquisition/merger related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview

	Quarter	Prior Quarter	$ Change	% Change
Net sales	$796	$824	$(28)	(3)%
Operating income	17	4	13	325%

Net sales:  The net sales decline included a $57 million decrease in selling prices primarily due to product mix and pass-through of lower raw material costs and a 2% organic volume decline partially offset by favorable foreign currency changes of $48 million.  The volume decline was primarily attributed to winter storm disruptions in North America and general market softness in Europe.

Operating income: The operating income increase included a $7 million favorable impact from decreased business integration costs and lower depreciation and amortization expenses of $6 million.

Other expense, net: The decrease in other expense is primarily due to favorable changes in currency costs related to intercompany loans.

Interest expense, net: The decrease in interest expense, net is primarily the result of changes in interest rates and repayments on long-term borrowings.

Changes in Comprehensive Income

The $13 million increase in comprehensive income from the Prior Quarter is attributed to a $10 million unfavorable change in currency translation and a $23 million increase in net income.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar, whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the Quarter was primarily attributed to locations utilizing the Euro and Brazilian real as their functional currency.  As part of its overall risk management, the Company uses derivative instruments to reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in the current Quarter is primarily attributed to the change in the forward foreign exchange curves between measurement dates.

Segment Overview

Americas

	Quarter	Prior Quarter	$ Change	% Change
Net sales	$437	$473	$(36)	(8)%
Adjusted EBITDA	58	64	(6)	(9)%

Net sales: The net sales decline included a $42 million decrease in selling prices primarily due to product mix, pass-through of lower raw material costs and a 1% organic volume decline.  The volume decline was primarily attributed to winter storm disruptions in North America.

Adjusted EBITDA: The adjusted EBITDA decline was primarily a result of unfavorable price cost spread of $5 million.

Rest of World

	Quarter	Prior Quarter	$ Change	% Change
Net sales	$359	$351	$8	2%
Adjusted EBITDA	32	25	7	28%

Net sales: The net sales increase included a favorable foreign currency change of $37 million partially offset by a $15 million decrease in selling prices primarily due to product mix, pass-through of lower raw material costs and a 4% organic volume decline.  The volume decline was primarily attributed to general market softness in Europe.

Adjusted EBITDA: The adjusted EBITDA increase was primarily a result of favorable price cost spread of $7 million as the result of synergy realization and mix improvement and a $2 million favorable benefit from foreign currency changes partially offset by softer volumes.

Comparison of the Two Quarterly Periods Ended March 28, 2026 (the “YTD”) and the Two Quarterly Periods Ended March 29, 2025 (the “Prior YTD”)

Business integration expenses consist of restructuring and impairment charges, acquisition/merger related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview

	YTD	Prior YTD	$ Change	% Change
Net sales	$1,588	$1,526	$62	4%
Operating income (loss)	31	(18)	49	272%

Net sales:  The net sales increase included revenue from the prior year merger of $112 million and favorable foreign currency changes of $84 million that were partially offset by a $110 million decrease in selling prices primarily due to the pass-through of lower raw material costs and a 2% organic volume decline, which was attributed to strength in various product categories, being more than offset by competitive pressures in South America, winter storm disruptions in North America and general market softness in Europe.

Operating income (loss): The operating income increase included a $17 million favorable impact from decreased business integration costs, a $12 million non-recurring inventory fair value step-up charge in the prior year, lower depreciation and amortization expenses of $14 million and operating income from the prior year merger.

Other expense, net: The decrease in other expense is primarily due to a $15 million prepayment penalty charge for retiring debt in the prior year in connection with the prior year merger as well as favorable changes in currency costs related to intercompany loans.

Interest expense, net: The interest expense, net increase is primarily attributed to incurred debt connected with the prior year merger that closed on November 4, 2024 partially offset by changes in interest rates and the repayment of long-term borrowings.

Changes in Comprehensive Income

The $113 million increase in comprehensive income from the Prior YTD is attributed to a $64 million favorable change in currency translation and a $49 million increase in net income.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar, whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the YTD was primarily attributed to locations utilizing the Euro and Brazilian real as their functional currency.  As part of its overall risk management, the Company uses derivative instruments to reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in current fiscal 2026 versus fiscal 2025 is primarily attributed to the change in the forward foreign exchange curves between measurement dates.

Segment Overview

Americas

	YTD	Prior YTD	$ Change	% Change
Net sales	$877	$893	$(16)	(2)%
Adjusted EBITDA	116	120	(4)	(3)%

Net sales: The net sales decline included an $81 million decrease in selling prices primarily due to the pass-through of lower raw material costs and competitive pressures from imports in South America that were offset by revenue from the prior year merger of $42 million and favorable foreign currency changes of $19 million.

Adjusted EBITDA: The adjusted EBITDA decline was primarily as a result of unfavorable price cost spread of $9 million partially offset by contributions from the prior year merger of $5 million.

Rest of World

	YTD	Prior YTD	$ Change	% Change
Net sales	$711	$633	$78	12%
Adjusted EBITDA	67	53	14	26%

Net sales: The net sales increase included revenue from the prior year merger of $70 million and a $65 million favorable impact from foreign currency changes partially offset by a 4% organic volume decline which was primarily attributed to general market softness in Europe and a $29 million decrease in selling prices primarily due to the pass-through of lower raw material costs.

Adjusted EBITDA: The adjusted EBITDA increase included a contribution from the prior year merger of $3 million, favorable impacts from price cost spread of $11 million as the result of synergy realization and mix improvement and a $3 million favorable benefit from foreign currency changes partially offset by a $4 million negative impact from softer volumes.

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

Cash Flows

Net cash from operating activities increased $82 million from the Prior YTD primarily related to improved working capital.

Net cash from investing activities decreased $49 million from the Prior YTD primarily attributed to cash acquired in connection with the merger and settlement of short-term marketable securities in Prior YTD partially offset by lower additions to property, plant and equipment.

Net cash from financing activities decreased $95 million from the Prior YTD primarily attributed to $63 million prepayment of debt in the Quarter paired with proceeds from borrowings netted with transfers to parent in the Prior YTD.

Free Cash Flow

Our consolidated free cash flow for the YTD is summarized as follows:

March 28, 2026
Cash flow from operating activities	$89
Additions to property, plant and equipment	(29)
Free cash flow	$60

Liquidity Outlook

At March 28, 2026, our cash balance was $303 million, of which approximately 64% is located outside the U.S. We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs with the exception of funds needed to cover all long-term debt obligations, which we intend to refinance prior to maturity.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities and accounts receivable supply chain financing programs.  Our senior secured credit facilities are comprised of (i) $706 million term loan and (ii) the $350 million revolving credit facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus SOFR. The applicable margin for SOFR rate borrowings under the revolving credit facility ranges from 1.50% to 2.00%, and the margin for the term loan is 4.25% per annum.  As of period end, the SOFR rate of approximately 3.67% was applicable to the term loan.  A change of 0.25% on these floating interest rate exposures would increase our annual interest expense by approximately $2 million.

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the Euro, British pound sterling, Argentine peso, and Brazilian real.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses. Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our comprehensive income.  A 10% decline in foreign currency exchange rates would have had an $8 million favorable impact on our Net income for the quarterly period ended March 28, 2026.  See Note 6. Financial Instruments and Fair Value Measurements.

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

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 28, 2026.  Because many of the controls related to IT systems are connected with conversions that will occur throughout the fiscal year, management has concluded that our disclosure controls and procedures were not effective as of the last day of the period covered by this report.

(b) Changes in internal control over financial reporting.

Except as set forth above, there were no material changes in our internal control over financial reporting that occurred during the quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

The following exhibits are filed or furnished herewith or incorporated by reference as indicated.

Incorporated by reference to
10.1**	Term Sheet for Employment of Erin Maile
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer.
32.2**	Section 1350 Certification of the Chief Financial Officer.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Extension Calculation Linkbase.
101.DEF	Inline XBRL Extension Definition Linkbase.
101.LAB	Inline XBRL Extension Label Linkbase.
101.PRE	Inline XBRL Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as an inline XBRL and contained in Exhibit 101).

*   Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Magnera Corporation

May 7, 2026	By:	/s/ James M. Till
James M. Till
Chief Financial Officer