Form 10-Q
period 2026-06-27
Magnera Corp
filed 2026-08-06
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2026
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
Common Stock outstanding on August 6, 2026 totaled 35.8 million shares.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking” statements within the meaning of the federal securities laws and are presented pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995.  Such “forward-looking” statements include, but are not limited to, statements with respect to our future financial performance and condition, results of operations and business, our expectations or beliefs concerning future events, plans, objectives, expectations and intentions, and other statements that are not historical facts. These statements may contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “outlook,” “guidance,” “anticipates” or “looking forward” or similar expressions. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are based upon the current beliefs and expectations of the management of Magnera and are subject to risks and uncertainties that may change at any time.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Although it is not possible to identify all of these risks and uncertainties, they include, among others, the following: global economic conditions; inflation; the cost and availability of raw materials and energy; disruption of our supply chain; the adverse impact of weather events on our facilities, inventory and suppliers, as well as adverse effects on our customers, suppliers and other business partners; the effect of competition on our business; our inability to integrate future acquired companies or to realize expected operating synergies; synergies expected to be achieved in connection with our business combination completed in November 2024; our inability to retain our officers and employees or the occurrence of labor disputes; disruption of our information technology systems, including as a result of a cyber breach; risks associated with operating internationally, including fluctuating exchange rates, tariffs, differing tax laws and regulation; litigation and regulatory investigations; and disputes related to intellectual property used in our business.  Additional information regarding these risks and uncertainties and other risks applicable to our business are described in additional detail in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 27, 2025, and other filings that we make with the SEC. These risk factors may not contain all of the material factors that are important to you. New factors may emerge from time to time, and it is not possible to either predict new factors or assess the potential effect of any such new factors. Accordingly, readers should not place undue reliance on those statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Magnera Corporation
Form 10-Q Index
For the Quarterly Period Ended June 27, 2026

Part I – Financial Information

Item 1 – Financial Statements

Magnera Corporation
Consolidated and Combined Statements of Operations
(Unaudited)

	Quarterly Period Ended		Three Quarterly Periods Ended
(in millions of dollars, except per share amounts)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$857	$839	$2,445	$2,365
Costs and expenses:
Cost of goods sold	745	749	2,141	2,116
Selling, general and administrative	56	50	156	144
Amortization of intangibles	11	13	34	41
Restructuring and other activities	23	14	61	69
Operating income (loss)	22	13	53	(5)
Other expense, net	3	—	5	26
Interest expense, net	37	37	112	102
Loss before income taxes	(18)	(24)	(64)	(133)
Income tax expense (benefit)	2	(6)	8	(14)
Net loss	$(20)	$(18)	$(72)	$(119)

Net loss per share: Basic and diluted	$(0.56)	$(0.51)	(2.01)	(3.35)

Consolidated and Combined Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarterly Period Ended		Three Quarterly Periods Ended
(in millions of dollars)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net loss	$(20)	$(18)	$(72)	$(119)
Other comprehensive income, net of tax:
Currency translation gain (loss)	(6)	50	12	4
Other comprehensive income (loss)	(6)	50	12	4
Comprehensive income (loss)	$(26)	$32	(60)	(115)

See notes to Condensed Consolidated and Combined Financial Statements.

Magnera Corporation
Condensed Consolidated Balance Sheets

(in millions of dollars)	June 27, 2026	September 27, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$280	$305
Accounts receivable	531	522
Finished goods	297	303
Raw materials	201	171
Prepaid expenses and other current assets	83	122
Total current assets	1,392	1,423
Noncurrent assets:
Property, plant and equipment	1,393	1,476
Goodwill and intangible assets	858	890
Right-of-use assets	58	62
Other assets	133	138
Total assets	$3,834	$3,989

Liabilities and equity
Current liabilities:
Accounts payable	$361	$356
Accrued employee costs	86	90
Other current liabilities	122	155
Total current liabilities	569	601
Noncurrent liabilities:
Long-term debt	1,901	1,952
Deferred income taxes	50	46
Operating lease liabilities	42	45
Other long-term liabilities	255	281
Total liabilities	2,817	2,925

Equity:
Common stock (35.8 and 35.6 million shares issued, respectively)	1	1
Additional paid-in capital	1,430	1,417
Retained loss	(231)	(159)
Accumulated other comprehensive loss	(183)	(195)
Total equity	1,017	1,064
Total liabilities and equity	$3,834	$3,989

See notes to Condensed Consolidated and Combined Financial Statements.

Magnera Corporation
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Three Quarterly Periods Ended
(in millions of dollars)	June 27, 2026	June 28, 2025
Cash Flows from Operating Activities:
Net loss	$(72)	$(119)
Adjustments to reconcile net cash from operating activities:
Depreciation	116	128
Amortization of intangibles	34	41
Non-cash interest expense	18	12
Deferred income tax	(2)	7
Share-based compensation expense	13	15
Loss on disposition of facility	7	—
Other non-cash operating activities, net	11	45
Changes in working capital, net	(34)	(119)
Changes in other assets and liabilities	(15)	(3)
Net cash from operating activities	76	7

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(44)	(52)
Proceeds from divestiture	7	—
Cash acquired from merger	—	37
Settlement of net investment hedges	—	22
Net cash (used in) from investing activities	(37)	7

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	1,556
Repayments on long-term borrowings	(65)	(434)
Transfers from parent, net	—	34
Cash distributions to parent	—	(1,111)
Debt fees and other, net	—	(17)
Net cash (used in) from financing activities	(65)	28
Effect of currency translation on cash	1	4
Net change in cash and cash equivalents	(25)	46
Cash and cash equivalents at beginning of period	305	230
Cash and cash equivalents at the end of period	$280	$276

See notes to Condensed Consolidated and Combined Financial Statements.

Magnera Corporation
Consolidated and Combined Statements of Changes in Equity
(Unaudited)

				Accumulated Other
Quarterly Period Ended	Common	Berry Net	Additional	Comprehensive Loss -	Retained	Total
(in millions of dollars)	Stock	Investment	Paid-in Capital	Currency Translation	Loss	Equity
Balance at March 28, 2026	$1	$—	$1,426	$(177)	$(211)	$1,039
Net loss	—	—	—	—	(20)	(20)
Other comprehensive loss	—	—	—	(6)	—	(6)
Share-based compensation	—	—	4	—	—	4
Balance at June 27, 2026	$1	$—	$1,430	$(183)	$(231)	$1,017

Balance at March 29, 2025	$1	$—	$1,407	$(214)	$(101)	$1,093
Net loss	—	—	—	—	(18)	(18)
Other comprehensive income	—	—	—	50	—	50
Share-based compensation	—	—	5	—	—	5
Other	—	—	1	—	—	1
Balance at June 28, 2025	$1	$—	$1,413	$(164)	$(119)	$1,131

				Accumulated Other
Three Quarterly Periods Ended	Common	Berry Net	Additional	Comprehensive Loss -	Retained	Total
(in millions of dollars)	Stock	Investment	Paid-in Capital	Currency Translation	Loss	Equity
Balance at September 27, 2025	$1	$—	$1,417	$(195)	$(159)	$1,064
Net loss	—	—	—	—	(72)	(72)
Other comprehensive income	—	—	—	12	—	12
Share-based compensation	—	—	13	—	—	13
Balance at June 27, 2026	$1	$—	$1,430	$(183)	$(231)	$1,017

Balance at September 28, 2024	$—	$2,307	$—	$(168)	$—	$2,139
Net loss	—	—	—	—	(119)	(119)
Other comprehensive income	—	—	—	4	—	4
Cash distribution to parent	—	(1,111)	—	—	—	(1,111)
Transfers from parent, net	—	129	—	—	—	129
Distribution of parent’s net investment	1	(1,325)	1,324	—	$—	—
Acquisition	—	—	74	—	—	74
Share-based compensation	—	—	15	—	—	15
Balance at June 28, 2025	$1	$—	$1,413	$(164)	$(119)	$1,131

See notes to Condensed Consolidated and Combined Financial Statements.

Magnera Corporation
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)
(tables in millions of dollars, except per share data)

1.         Basis of Presentation

On November 4, 2024 (the “Closing Date”), Treasure Holdco, Inc., a wholly owned subsidiary of Berry Global Group, Inc. (“Berry”), completed its merger (the “merger”) with the Glatfelter Corporation which concurrently changed its name to Magnera Corporation ("Magnera" or the "Company").

The Condensed Consolidated and Combined Financial Statements contain combined financial statements for the fiscal periods prior to the Closing Date of the merger and were prepared on a stand-alone basis. The pre-merger Combined Financial Statements of Operations, Comprehensive Income (Loss), Cash Flows and Changes in Equity have been prepared on a carve-out basis, which include assumptions underlying the preparation that management believes are reasonable. However, the combined pre-merger financial information included herein may not necessarily reflect the Company’s results of operations, comprehensive income (loss), cash flows and changes in equity had the Company been an independent stand-alone company during the periods presented.

The accompanying unaudited Condensed Consolidated and Combined Financial Statements of Magnera have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim reporting. In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts and disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and all subsequent events up to the time of the filing have been evaluated. For further information, refer to the Company’s Form 10-K filed with the SEC on November 25, 2025.

Recently Issued Accounting Pronouncements

In 2023, the Financial Accounting Standards Board ("FASB") issued guidance with the goal of providing more information in the income tax reconciliation table and regarding income taxes paid. This Accounting Standard Update ("ASU") is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. The Company is currently evaluating the impact of adopting this guidance, which will be effective for the fiscal year ending September 26, 2026.

In 2024, the FASB issued guidance with the goal of providing more expense information for certain categories of expenses that are included in line items on the face of the statements of operations. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, may be adopted on a prospective or retrospective basis, and allows for early adoption. The Company is currently evaluating the impact of adopting this guidance.

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

The table below sets forth the significant components of the Restructuring and other activities, including supply chain financings activity charges recognized for the periods presented, by reportable segment:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Americas	$11	$10	$38	$44
Rest of World	12	4	23	25
Consolidated	$23	$14	$61	$69

The table below sets forth the activity with respect to the Restructuring and other activities accrual at June 27, 2026:

	Restructuring
	Employee Severance	Facility Exit	Non-Cash	Integration
	and Benefits	Costs	Charges(a)	and Other	Total
Balance at September 27, 2025	$13	$—	$—	$2	$15
Charges	13	3	10	35	61
Non-cash items	—	—	(10)	—	(10)
Cash payments	(21)	(3)	—	(37)	(61)
Balance at June 27, 2026	$5	$—	$—	$—	$5
 (a)  Includes $7 million non-cash loss on divestiture of facility executed in the quarter in Rest of World.

4.         Leases

The Company leases certain manufacturing facilities, warehouses, office space, manufacturing equipment, office equipment, and automobiles.

Supplemental lease information is as follows:

Leases	Classification	June 27, 2026	September 27, 2025
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$58	$62
Current operating lease liabilities	Other current liabilities	18	18
Noncurrent operating lease liabilities	Operating lease liabilities	42	45

5.         Long-Term Debt

Long-term debt consists of the following:

Facility	Maturity Date	June 27, 2026	September 27, 2025
Term loan	November 2031	$706	$731
Revolving credit facility	November 2029	—	—
4.75% First Priority Senior Secured Notes	October 2029	500	500
7.25% First Priority Senior Secured Notes	November 2031	760	800
Debt discounts, deferred fees and other		(65)	(79)
Total long-term debt		$1,901	$1,952

Despite not having financial maintenance covenants on our term loan and secured notes, these agreements do contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, enter into certain significant business combinations, make distributions or redeem indebtedness. We are in compliance with all long-term debt covenants as of June 27, 2026.

Debt discounts and deferred financing fees are presented net of Long-term debt, less the current portion on the Condensed Consolidated Balance Sheets and are amortized to Interest expense, net on the Consolidated and Combined Statements of Income through maturity.

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

Cross-Currency Swaps

The Company is party to certain cross-currency swaps to hedge a portion of our foreign currency risk. The swap agreements mature November 2027 (€250 million) and November 2029 (€425 million). The swaps are designated as a hedge of the Company’s foreign currency investment in its foreign subsidiaries. The activity on net investment hedges, net of tax, recorded in Accumulated other comprehensive loss for the three quarterly periods ended June 27, 2026 and June 28, 2025 was a loss of $16 million and a gain of $67 million, respectively. When valuing cross-currency swaps, the Company utilizes Level 2 inputs (substantially observable).

The Company records the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized. Balances on a gross basis are as follows:

Derivative Instruments	Hedge Designation	Balance Sheet Location	June 27, 2026	September 27, 2025
Cross-currency swaps	Designated	Other long-term liabilities	$78	$99

The effect of the Company’s derivative financial instruments on the Consolidated and Combined Statements of Operations is as follows:

		Quarterly Period Ended		Three Quarterly Periods Ended
Derivative Instruments	Statements of Operations Location	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Cross-currency swaps	Interest expense, net	$(2)	$(2)	$(6)	$(7)

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

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term debt, and cross-currency swap agreements.  The book value of our marketable long-term indebtedness exceeded fair value by $48 million as of June 27, 2026.  The Company’s long-term debt fair values were determined using Level 2 inputs (substantially observable).

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

8.         Segment and Geographic Data

The Company’s operations are organized into two operating and reportable segments: Americas and Rest of World. The structure is designed to align us with our customers, provide improved service, drive future growth, and facilitate synergy realization. Adjusted EBITDA is the primary measure of profit (loss) used by the chief operating decision maker ("CODM"), our CEO, to evaluate the performance of and allocate resources among our reportable segments.  The Company defines Adjusted EBITDA as operating income adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance. The Company's management, including the CODM, uses Adjusted EBITDA to evaluate segment performance and allocate resources. The accounting policies of the reportable segments are the same as those in the Condensed Consolidated and Combined Financial Statements. The Company's CODM uses consolidated expense information in the evaluation of segment performance and to allocate resources and is not regularly provided disaggregated expense information for each of the reportable segments.

Selected information by reportable segment is presented in the following tables:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net Sales
Americas	$476	$473	$1,353	$1,366
Rest of World	381	366	1,092	999
Total net sales	$857	$839	$2,445	$2,365

Segment operating expenses(4)
Americas	$405	$412	$1,166	$1,185
Rest of World	353	336	997	916
Total segment operating expenses	$758	$748	$2,163	$2,101

Adjusted EBITDA
Americas	$71	$61	$187	$181
Rest of World	28	30	95	83
Total adjusted EBITDA	$99	$91	$282	$264

Reconciling items:
Depreciation and amortization	$50	$58	$150	$169
Restructuring, transaction, business optimization and other activities	16	13	52	64
Argentina hyperinflation(1)	—	1	3	1
Corporate expense allocation(2)	—	—	—	3
Other non-cash charges(3)	11	6	24	32
Operating income (loss)	22	13	53	(5)
Interest expense, net and other expense, net	40	37	117	128
Loss before income taxes	$(18)	$(24)	$(64)	$(133)
(1)    Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(2)    Consists of estimated parent-allocated charges for the prior year merger, which is required by GAAP as part of the carve-out financial statement process.
(3)    Includes stock compensation expense and other non-cash items, including $10 million of expenses for disposals and sale of assets in the three quarterly periods ended June 27, 2026 and $12 million of inventory step-up charges related to the prior year merger in the three quarterly periods ended June 28, 2025.
(4)   Segment operating expenses include primarily cost of goods sold and selling, general and administrative expenses.

Depreciation and amortization
Americas	$32	$35	$95	$107
Rest of World	18	23	55	62
Total depreciation and amortization	$50	$58	$150	$169

Total assets and capital expenditures by segment are not disclosed as the CODM does not utilize these measures to evaluate segment performance or allocate resources and capital.

Selected information by geographical region is presented in the following table:

	Quarterly Period Ended		Three Quarterly Periods Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales
United States and Canada	$358	$369	$1,046	$1,042
Latin America	118	104	307	324
Rest of World	381	366	1,092	999
Total net sales	$857	$839	$2,445	$2,365

Selected information by product line is presented in the following table:

	Quarterly Period Ended		Three Quarterly Periods Ended
(in percentages)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales
Personal Care	45%	46%	47%	48%
Consumer Solutions	55%	54%	53%	52%
Total net sales	100%	100%	100%	100%

9.         Contingencies and Commitments

Litigation

The Company is party to various legal proceedings involving routine claims which are incidental to its business.  Although the Company’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to its Condensed and Consolidated Balance Sheet, Consolidated and Combined Statements of Operations, or Cash Flows.

Environmental Claims

Over the next 29 years, we are primarily responsible for the reimbursement of government oversight costs associated with certain environmental claims regarding the Fox River located in Wisconsin. At June 27, 2026, the outstanding balance of the environmental liability and corresponding escrow asset were $17 million and $9 million, respectively.

Tax Claims

As part of a previous acquisition, the Company acquired a liability related to certain tax claims. Depending on the resolution of the tax claims, the settlement has a range of outcomes that is not expected to exceed $66 million as of June 27, 2026, with an eventual payment to the Brazilian government and/or the selling stockholders of the previous acquisition. The Company has recorded an estimated liability on the Condensed Consolidated Balance Sheets in Other long-term liabilities.

10.        Basic and Diluted Net Loss Per Share

Basic net income or earnings per share ("EPS") is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

	Quarterly Period Ended		Three Quarterly Periods Ended
(in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Numerator
Consolidated net loss	$(20)	$(18)	$(72)	$(119)
Denominator
Weighted average common shares outstanding - basic and dilutive	35.9	35.6	35.8	35.5

Net loss per share:
Basic and diluted	$(0.56)	$(0.51)	$(2.01)	$(3.35)

Shares excluded from the current period calculation, as the effect of their conversion into shares of our common stock would be antidilutive were 2.1 million.

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

Outlook. The Company is affected by general economic and industrial growth, raw material availability, cost inflation, supply chain disruptions, new and changing tariffs and sanctions, and general industrial production. Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance. Our results are affected by our ability to pass through raw material and other cost changes, including tariffs, to our customers, improve manufacturing productivity and adapt to volume changes of our customers. Despite global macro-economic challenges and uncertainties attributed to inflation, changing tariff policies and general market softness, we continue to believe our underlying long-term demand fundamental in all segments will remain strong as we focus on providing advantaged products in targeted markets. For fiscal year 2026 ("fiscal 2026"), we project cash from operations between $150 to $170 million and free cash flow between $90 to $110 million. Projected fiscal 2026 free cash flow assumes $60 million of capital spending.

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

Non-GAAP Measures

We use certain non-GAAP financial measures in our disclosures. Adjusted EBITDA is the primary measure of profit (loss) used by the CODM to evaluate performance and allocate resources among our reportable segments. Adjusted EBITDA is a non-GAAP financial measure and may be calculated differently by other companies, including those in our industry or peer group, which may limit its usefulness for comparative purposes. Adjusted EBITDA should not be considered an alternative to any financial measure determined in accordance with GAAP. See Note 8 to the Condensed Consolidated and Combined Financial Statements for the definition of, and additional information regarding, Adjusted EBITDA.

We also use free cash flow metrics as a supplemental measure of liquidity, as they assist us in assessing our ability to fund growth through cash generation. Free cash flow metrics are non-GAAP financial measures and may be calculated differently by other companies, including those in our industry or peer group, which may limit their usefulness for comparative purposes. Free cash flow metrics should not be considered an alternative to any financial measure determined in accordance with GAAP. See “Liquidity and Capital Resources–Free Cash flow” for the definition and calculation of free cash flow for the quarter ended June 27, 2026.

Results of Operations

Comparison of the Quarterly Period Ended June 27, 2026 (the “Quarter”) and the Quarterly Period Ended June 28, 2025 (the “Prior Quarter”)

Business integration expenses consist of restructuring and impairment charges, acquisition/merger/divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview

	Quarter	Prior Quarter	$ Change	% Change
Net sales	$857	$839	18	2%
Operating income	22	13	9	69%

Net sales:  The net sales increase included a favorable foreign currency change of $21 million and a 1% organic volume improvement partially offset by an $8 million decrease in selling prices primarily due to negative product mix net of the pass-through of higher raw material costs.  The volume increase was primarily attributed to strength in our consumer solutions product categories globally and recovery in North America from winter storm disruptions experienced in the second quarter.

Operating income: The operating income increase included a favorable price cost spread of $11 million, lower depreciation and amortization expenses of $8 million and a favorable impact from volume improvement partially offset by $8 million of increased business integration costs primarily related to the loss from the sale of a facility during the quarter and a $6 million increase in selling, general and administrative expenses.

Other expense, net: The increase in other expense is primarily due to $3 million of non-cash charges associated with pre-merger tax liabilities.

Changes in Comprehensive Income (Loss)

The $58 million decrease in comprehensive loss from the Prior Quarter is primarily attributed to a $56 million unfavorable change in currency translation.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar, whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the Quarter was primarily attributed to locations utilizing the Euro and Brazilian real as their functional currency.  As part of its overall risk management, the Company uses derivative instruments to reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in the Quarter is primarily attributed to the change in the forward foreign exchange curves between measurement dates.

Segment Overview

Americas

	Quarter	Prior Quarter	$ Change	% Change
Net sales	$476	$473	3	1%
Adjusted EBITDA	71	61	10	16%

Net sales: The net sales increase included a favorable foreign currency change of $10 million and a 1% organic volume improvement partially offset by a $13 million decrease in selling prices primarily due to negative product mix net of the pass-through of higher raw material costs.

Adjusted EBITDA: The adjusted EBITDA increase was primarily a result of favorable price cost spread of $11 million partially offset by higher selling, general and administrative expenses.

Rest of World

	Quarter	Prior Quarter	$ Change	% Change
Net sales	$381	$366	15	4%
Adjusted EBITDA	28	30	(2)	(7)%

Net sales: The net sales increase included a favorable foreign currency change of $11 million and a $5 million increase in selling prices primarily due to the pass-through of higher raw material costs.

Adjusted EBITDA: The adjusted EBITDA decrease was primarily a result of higher selling, general and administrative expenses.

Comparison of the Three Quarterly Periods Ended June 27, 2026 (the “YTD”) and the Three Quarterly Periods Ended June 28, 2025 (the “Prior YTD”)

Business integration expenses consist of restructuring and impairment charges, acquisition/merger/divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview

	YTD	Prior YTD	$ Change	% Change
Net sales	$2,445	$2,365	80	3%
Operating income (loss)	53	(5)	58	1,160%

Net sales:  The net sales increase included revenue from the prior year merger of $112 million and favorable foreign currency changes of $105 million that were partially offset by a 1% organic volume decline and a $117 million decrease in selling prices primarily due to the pass-through of lower raw material costs and negative product mix.

Operating income (loss): The operating income increase included a favorable price cost spread of $13 million, a $9 million favorable impact from decreased business integration costs, a $12 million non-recurring inventory fair value step-up charge in the prior year, lower depreciation and amortization expenses of $19 million and operating income from the prior year merger.

Other expense, net: The decrease in other expense is primarily due to a $15 million prepayment penalty charge for retiring debt in the prior year in connection with the prior year merger and an $8 million favorable impact from foreign currency related to intercompany loans.

Interest expense, net: The interest expense, net increase is primarily attributed to incurred debt connected with the prior year merger that closed on November 4, 2024 partially offset by changes in interest rates and the repayment of long-term borrowings.

Changes in Comprehensive Income (Loss)

The $55 million decrease in comprehensive loss from the Prior YTD is attributed to an $8 million favorable change in currency translation and a $47 million reduction in net loss.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar, whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation in the YTD was primarily attributed to locations utilizing the Euro and Brazilian real as their functional currency.  As part of its overall risk management, the Company uses derivative instruments to reduce foreign currency exposure to translation of certain foreign operations.  The Company records changes to the fair value of these instruments in Accumulated other comprehensive loss.  The change in fair value of these instruments in current fiscal 2026 versus fiscal 2025 is primarily attributed to the change in the forward foreign exchange curves between measurement dates.

Segment Overview

Americas

	YTD	Prior YTD	$ Change	% Change
Net sales	$1,353	$1,366	(13)	(1)%
Adjusted EBITDA	187	181	6	3%

Net sales: The net sales decline included a $92 million decrease in selling prices primarily due to the pass-through of lower raw material costs and negative product mix that were offset by revenue from the prior year merger of $42 million and favorable foreign currency changes of $29 million and a 1% organic volume improvement.

Adjusted EBITDA: The adjusted EBITDA increase was primarily a result of contributions from the prior year merger of $5 million.

Rest of World

	YTD	Prior YTD	$ Change	% Change
Net sales	$1,092	$999	93	9%
Adjusted EBITDA	95	83	12	14%

Net sales: The net sales increase included revenue from the prior year merger of $70 million and a $76 million favorable impact from foreign currency changes partially offset by a 3% organic volume decline, which was primarily attributed to general market softness in Europe and a $25 million decrease in selling prices primarily due to the pass-through of lower raw material costs.

Adjusted EBITDA: The adjusted EBITDA increase included a contribution from the prior year merger of $3 million, favorable impacts from price cost spread of $11 million as the result of synergy realization and mix improvement and a $3 million favorable benefit from foreign currency changes partially offset by a $4 million negative impact from softer volumes.

Liquidity and Capital Resources

Senior Secured Credit Facility

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  At the end of the Quarter, the Company had no outstanding balance on its asset-based revolving line of credit that matures in November 2029. The Company was in compliance with all long-term debt covenants at the end of the Quarter.

Cash Flows

Net cash from operating activities increased $69 million from the Prior YTD, primarily related to improved working capital.

Net cash from investing activities decreased $44 million from the Prior YTD, primarily attributed to cash acquired in connection with the merger and settlement of net investment hedges in the Prior YTD and proceeds from the divestiture of a facility, partially offset by lower additions to property, plant and equipment.

Net cash from financing activities decreased $93 million from the Prior YTD, primarily attributed to a $63 million prepayment of debt in the YTD paired with proceeds from borrowings netted with transfers to parent in the Prior YTD.

Free Cash Flow

Our consolidated free cash flow for the YTD is summarized as follows:

June 27, 2026
Cash flow from operating activities	$76
Additions to property, plant and equipment	(44)
Free cash flow	$32

Liquidity Outlook

At June 27, 2026, our cash balance was $280 million, of which approximately 58% is located outside the U.S. We believe our existing U.S. based cash and cash flow from U.S. operations, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs with the exception of funds needed to cover all long-term debt obligations, which we intend to refinance prior to maturity.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities and accounts receivable supply chain financing programs.  Our senior secured credit facilities are comprised of (i) a $706 million term loan and (ii) a $350 million revolving credit facility with no borrowings outstanding.  Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus SOFR. The applicable margin for SOFR rate borrowings under the revolving credit facility ranges from 1.50% to 2.00%, and the margin for the term loan is 4.25% per annum.  As of Quarter end, the SOFR rate of approximately 3.62% was applicable to the term loan.  A change of 0.25% on these floating interest rate exposures would increase our annual interest expense by approximately $2 million.

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the Euro, British pound sterling, Argentine peso, and Brazilian real.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses. Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using Quarter-end exchange rates and impact our comprehensive income.  A 10% decline in foreign currency exchange rates would have had a $1 million unfavorable impact on our Net income for the Quarter.  See Note 6. Financial Instruments and Fair Value Measurements.

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

As reported in our 2025 Annual Report on Form 10-K, Magnera's management concluded that its internal control over financial reporting and its disclosure controls and procedures were not effective as of September 27, 2025.  This conclusion was specifically impacted by deficiencies in the design and operating effectiveness as well as the level of observable control documentation of our internal controls related to the merger that closed on November 4, 2024, as well as information technology general controls related to legacy U.S. IT systems that are under a transition services agreement. As there were no material errors in the accounting or adjustments to the Condensed Consolidated and Combined Financial Statements as a result of these identified deficiencies, management concluded that there was no impact on Magnera's prior or current period Condensed Consolidated and Combined Financial Statements and that Magnera's financial statements were presented fairly in all material respects. Since September 27, 2025, Magnera's management has taken remedial actions, and in that regard, has allocated resources internally that we believe will allow us to accelerate remediation.

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 27, 2026.  Because many of the controls related to IT systems are connected with conversions that will occur throughout the fiscal year, management has concluded that our disclosure controls and procedures were not effective as of the last day of the period covered by this report.

(b) Changes in internal control over financial reporting.

Except as set forth above, there were no material changes in our internal control over financial reporting that occurred during the Quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

See the discussion of legal proceedings contained in Note 9. Contingencies and Commitments to our unaudited Condensed Consolidated and Combined Financial Statements in Part I, Item 1 of this report, which is incorporated herein by reference.

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

Item 5.  Other Information

During the three months ended June 27, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Magnera Corporation

August 6, 2026	By:	/s/ James M. Till
James M. Till
Chief Financial Officer